Form 10-Q
period 2000-06-30
INSPIRE PHARMACEUTICALS INC
filed 2000-09-14
CIK 1040416

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  __________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.
     For the quarterly period ended June 30, 2000

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from ___________ to ___________

                       Commission File Number: 000-31135


                         INSPIRE PHARMACEUTICALS, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                        04-3209022
-------------------------------                            ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


4222 Emperor Boulevard, Suite 470
Durham, North Carolina                                     27703-8466
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's Telephone Number, Including Area Code: (919) 941-9777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES ___     NO  X
                                                      ---

Indicate the number of shares outstanding of common stock, as of the latest practical date: 25,413,531 as of September 5, 2000.

                         Inspire Pharmaceuticas, Inc.
                         (a development stage Company)

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Condensed Balance Sheets

                                                                         June 30,                   December 31,
                                                                           2000                         1999
                                                                      -------------------------------------------
 (in thousands except share data)                                       (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                  $ 13,759                     $ 22,728
 Short-term investments                                                        3,107                            -
 Accounts receivable                                                               -                           19
 Interest receivable                                                              72                            -
 Prepaid expenses                                                                765                          132
                                                                      -------------------------------------------
Total current assets                                                          17,703                       22,879
Property and equipment, net                                                    1,143                          789
Other, net                                                                     1,634                        1,952
                                                                      -------------------------------------------
Total assets                                                                $ 20,480                     $ 25,620
                                                                      ===========================================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                                           $    263                     $    631
 Accrued expenses                                                              1,106                          651
 Capital leases, current portion                                                 233                          210
                                                                      -------------------------------------------
Total current liabilities                                                      1,602                        1,492
 Capital leases, excluding current portion                                       582                          333
 Notes payable                                                                    25                           24
 Deferred revenue                                                              6,927                        7,736
                                                                      -------------------------------------------
Total liabilities                                                              9,136                        9,585
Commitments                                                                        -                            -
Stockholders' equity:
 Convertible preferred stock, $0.001 par value, 52,000,000 share authorized; 28,059,666 shares issued and outstanding at June 30,
  2000 and December 31, 1999                                                  45,895                       45,895


 Common stock, $0.001 par value, 56,000,000 shares authorized;
  2,604,134 and 2,465,857 shares issued and outstanding at June 30,
  2000 and December 31, 1999, respectively                                         3                            3



 Additional paid-in capital                                                    8,771                        8,348
 Deficit accumulated during the development stage                            (38,799)                     (33,286)
 Deferred compensation                                                        (4,526)                      (4,925)
                                                                      -------------------------------------------
Total stockholders' equity                                                    11,344                       16,035
                                                                      -------------------------------------------
Total liabilities and stockholders' equity                                  $ 20,480                     $ 25,620
                                                                      ===========================================

   The accompanying notes are an integral part of these financial statements.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

                      Condensed Statements of Operations
                                   (Unaudited)

                                                                                                                     Cumulative
                                                                                                                   from Inception
                                                          THREE MONTHS ENDED          SIX MONTHS ENDED              (October 28,
                                                 ---------------------------------------------------------------      1993) to
(in thousands, except share and per share             June 30,       June 30,      June 30,        June 30,            June 30,
      data)                                            2000           1999           2000           1999                 2000
                                                 -----------------------------------------------------------------------------------
Revenues:
   Collaborative research agreements             $     1,155       $     270       $   2,309       $    540         $   3,773
                                                 -----------------------------------------------------------------------------------

Operating expenses:
   Research and development (excludes $235,
     $96, $462 and $156, respectively, of
     stock based compensation)                         2,923             1,049         5,240           1,851           30,580
   General and administrative expenses
     (excludes $170, $114, $339 and $226,
     respectively, of stock based
     compensation)                                       678               754         1,349           1,348            9,244
   Stock based compensation                              405               210           801             382            1,949
                                                 -----------------------------------------------------------------------------------
   Total operating expenses                            4,006             2,013         7,390           3,581           41,773
                                                 -----------------------------------------------------------------------------------
   Operating loss                                     (2,851)           (1,743)       (5,081)         (3,041)         (38,000)
                                                 -----------------------------------------------------------------------------------

Other income (expense), net:
   Interest income                                       286                18           582              56            1,691
   Interest expense                                     (178)              (30)         (365)            (62)          (1,030)
   Loss on disposal of property
     and equipment                                         -                 -             -               -             (329)
                                                 -----------------------------------------------------------------------------------
   Other income (expense), net                           108               (12)          217              (6)             332
                                                 -----------------------------------------------------------------------------------

   Loss before provision for income taxes             (2,743)           (1,755)       (4,864)         (3,047)         (37,668)
Provision for income taxes                                 -                 -           150               -              570
                                                 -----------------------------------------------------------------------------------
   Net loss                                           (2,743)           (1,755)       (5,014)         (3,047)         (38,238)

Preferred stock dividends                               (257)                -          (499)              -             (561)
                                                 -----------------------------------------------------------------------------------

Net loss available to common stockholders        $    (3,000)      $    (1,755)   $   (5,513)     $   (3,047)      $  (38,799)

                                                 ===================================================================================
Net loss per common share-basic and diluted      $     (1.15)      $     (0.72)   $    (2.16)     $    (1.30)

                                                 ============================================================

Weighted average common shares
   outstanding-basic and diluted                   2,604,134         2,444,101     2,550,319       2,338,730
                                                 ============================================================

   The accompanying notes are an integral part of these financial statements.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

            Condensed Statements of Stockholders' Equity (Deficit)
               For the Period December 31, 1998 to June 30, 2000
                                  (Unaudited)


                                                Convertible Preferred
(in thousands, except share data)                       Stock                  Common Stock
                                              -----------------------------------------------------
                                               Number of      Amount      Number of      Amount
                                                 Shares                     Shares
                                              -----------------------------------------------------
Balance at December 31, 1998                    20,857,681     $ 24,467     2,159,082          $ 3
Issuance of common stock                                 -            -       306,775            -
Issuance of Series E convertible preferred
      Stock                                      6,201,985       11,406             -            -
Issuance of Series G convertible preferred
      Stock                                      1,000,000       10,000             -            -
Issuance of Series F warrants                            -            -             -            -
Issuance of common stock warrants                        -            -             -            -
Preferred stock dividends                                -           22             -            -
Deferred compensation                                    -            -             -            -
Amortization of deferred compensation                    -            -             -            -
Unrealized gain / (loss) on investments                  -            -             -            -
Net loss                                                 -            -             -            -
                                              -----------------------------------------------------
Balance at December 31, 1999                    28,059,666       45,895     2,465,857            3
Issuance of common stock                                 -            -       138,277            -
Preferred stock dividend                                 -            -             -            -
Deferred compensation                                    -            -             -            -
Amortization of deferred compensation                    -            -             -            -
Net loss                                                 -            -             -            -
                                              -----------------------------------------------------

Balance at June 30, 2000                        28,059,666     $ 45,895     2,604,134          $ 3
                                              =====================================================

                                                                  Deficit
                                                                Accumulated
(in thousands, except share data)               Additional       During the                          Total
                                                  Paid-In       Development       Deferred       Stockholders'
                                                  Capital          Stage        Compensation    Equity / (Loss)
                                              -------------------------------------------------------------------
Balance at December 31, 1998                          $ 3,085      $  (24,291)        $ (2,600)          $    664
Issuance of common stock                                   38               -                -                 38
Issuance of Series E convertible preferred
      Stock                                                 -               -                -             11,406
Issuance of Series G convertible preferred
      Stock                                                 -               -                -             10,000
Issuance of Series F warrants                              53               -                -                 53
Issuance of common stock warrants                       1,813               -                -              1,813
Preferred stock dividends                                   -             (61)               -                (39)
Deferred compensation                                   3,359               -           (3,359)                 -
Amortization of deferred compensation                       -               -            1,034              1,034
Unrealized gain / (loss) on investments                     -               -                -                  -
Net loss                                                    -          (8,934)               -             (8,934)
                                              --------------------------------------------------------------------
Balance at December 31, 1999                            8,348         (33,286)          (4,925)            16,035
Issuance of common stock                                   21               -                -                 21
Preferred stock dividend                                    -            (499)               -               (499)
Deferred compensation                                     402               -             (402)                 -
Amortization of deferred compensation                       -               -              801                801
Net loss                                                    -          (5,014)               -             (5,014)
                                              --------------------------------------------------------------------

Balance at June 30, 2000                              $ 8,771      $  (38,799)        $ (4,526)          $ 11,344
                                              ===================================================================

  The accompanying notes are an integral part of these financial statements.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                                      Cumulative
                                                                                                   From Inception
                                                             SIX MONTHS ENDED                        (October 28,
                                              ----------------------------------------------------      1993) to
                                                             June 30,               June 30,            June 30,
(in thousands)                                                 2000                   1999                2000
                                              ------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                 $   (5,014)             $  (3,047)           $  (38,238)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Stock issued for exclusive licenses                               -                      -                   144
Stock issued for consulting services                              -                      -                    72
Depreciation and amortization                                   276                    314                 2,395
Amortization of stock based compensation                        801                    382                 1,949
Amortization of debt issuance costs                             320                     15                   414
Loss on disposal of property and equipment                        -                      -                   329
Deferred revenue                                               (809)                  (540)                6,927
Changes in operating assets and liabilities:
Accounts receivable                                              19                    (64)                    -
Interest receivable                                             (72)                     -                   (72)
Prepaid expenses                                               (633)                    60                  (765)
Other assets                                                     (1)                   (19)                 (189)
Accounts payable                                               (371)                   (13)                  284
Accrued expenses                                                124                   (336)                  761
                                              ------------------------------------------------------------------
Net cash used in operating activities                        (5,360)                (3,248)              (25,989)
                                              ------------------------------------------------------------------


Cash flows from investing activities:
Purchase of investments                                      (3,107)                     -                (3,107)
Proceeds from sale of property and equipment                      -                      -                   127
Sale of certificate of deposit                                    -                      -                   (78)
Purchases of property and equipment                            (352)                   (72)               (1,785)
                                              ------------------------------------------------------------------
Net cash used in investing activities                        (3,459)                   (72)               (4,843)
                                              ------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from bridge loans                                        -                      -                   780
Proceeds from issuance of notes payable                           -                      -                   408
Payments on notes payable                                         -                      -                  (400)
Issuance of common stock                                         21                     37                   118
Issuance of convertible preferred stock                           -                      -                45,061
Payments on capital lease obligations                          (171)                  (226)               (1,376)
                                              ------------------------------------------------------------------
Net cash (used in) provided by financing                       (150)                  (189)               44,591
 activities
                                              ------------------------------------------------------------------

Increase (decrease) in cash and cash                         (8,969)                (3,509)               13,759
 equivalents
Cash and cash equivalents, beginning of period               22,728                  4,138                     -
                                              ------------------------------------------------------------------
Cash and cash equivalents, end of period                 $   13,759              $     629            $   13,759
                                              ==================================================================

   The accompanying notes are an integral part of these financial statements.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               -------------------------------------------------

1. Organization

Inspire Pharmaceuticals, Inc. (the "Company," "we" and "our") was founded on October 28, 1993 to develop and commercialize novel pharmaceutical products that treat respiratory and ophthalmic diseases which are characterized by deficiencies in the body's innate defense mechanisms of mucosal hydration and mucociliary clearance. The Company's technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill for rights to certain developments from the founder's laboratories.

The Company is considered a development stage enterprise. Since inception, the Company has devoted substantially all of its efforts towards establishing its business and research and development programs.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange rules and regulations. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-31174) which was declared effective by the Securities and Exchange Commission on August 2, 2000.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         Inspire Pharmaceuticals, Inc
                         (a development stage company)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

The Company's investments at June 30, 2000 are primarily in short-term interest bearing investment grade securities and certificates of deposit which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115 "Accounting of Certain Investments in Debt and Equity Securities." The Company's investments are considered available for sale as these securities could potentially be sold in response to needs for liquidity, changes in funding sources or terms. At June 30, 2000, the fair market value approximated the carrying value for these investments.

Property and Equipment

Property and equipment is primarily comprised of furniture, laboratory and computer equipment and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives which range from three to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

Other Assets

Other assets are primarily comprised of deferred financing costs which were incurred when the Company entered into capital lease obligations. These costs are amortized using the effective interest rate method over the life of the related lease. Net deferred financing costs were $1.55 million and $112,000 for June 30, 2000 and 1999, respectively.

Stock-based Compensation

The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which states that no compensation expense is recognized for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. The Company recognized deferred compensation of $402,000 and $754,000 related to stock option grants during the six months ended June 30, 2000 and 1999, respectively.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years. The Company recognized deferred compensation expense of $801,000 and $382,000 related to stock option grants during the six months ended June 30, 2000 and 1999, respectively. The Company has adopted the disclosure requirements of

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires compensation expense to be disclosed based on the fair value of the options at the date of the grant.

Revenue Recognition

Revenue is recognized under collaborative research agreements when services are performed or when contractual obligations are met. Nonrefundable fees received at the initiation of the collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of the related research and development commitment. Milestone payments under collaboration agreements and research agreements will be recognized as revenues, ratably over the remaining period of our research and development commitment beginning on the date the Company achieves the indicated milestone and such achievement is acknowledged by the collaborative partner, which generally coincides with the receipt of the milestone payment.

Research and Development

Research and development costs include all direct costs, including salaries for Company personnel, costs of outside consultants, costs of clinical trials, and costs of sponsored research and clinical trials insurance, related to the development of drug compounds. These costs have been charged to operating expense as incurred. Costs associated with obtaining and maintaining patents on the Company's drug compounds and license initiation and continuation fees, including milestone payments by the Company to its licensors, are evaluated based on the stage of development of the related drug compound and whether the underlying drug compound has an alternative use. Costs of these types incurred for drug compounds not yet approved by the United States Food and Drug Administration ("FDA") and for which no alternative use exists are recorded as research and development expense. In the event the drug compound has been approved by the FDA or an alternative use exists for the drug compound, patent costs and license costs are capitalized and amortized over the expected life of the related drug compound. License milestone payments to the Company's licensors are recognized when the underlying requirement is met by the Company.

Significant Customers and Credit Risk

All revenues recognized during the six months ended June 30, 2000 were from two collaborative partners. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of short-term investments. The Company primarily invests in interest-bearing investment grade securities, notes payable and certificates of deposit. Cash deposits are all in financial institutions in the United States.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

weighted average number of common shares outstanding. Diluted net income (loss) available to common stockholders per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock. The calculation of net income (loss) per common share available to common shareholders for the periods ended June 30, 2000 and 1999 does not include 16,885,673 and 13,032,484, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Segment Reporting

The Company has determined that it did not have any separately reportable operating segments as of June 30, 2000 or 1999.

Comprehensive Income (Loss)

The Company had no items of other comprehensive income (loss) during the six months ended June 30, 2000 and 1999.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently nor does it intend in the future to use derivative instruments and therefore does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.

3. Capital Stock

On August 8, 2000, the Company sold 5,500,000 shares of common stock at an initial public offering price of $12.00 per share for net proceeds of approximately $60.1 million, net of applicable issuance costs and expenses. In connection with the offering, all of the Company's outstanding preferred stock converted into 16,355,224 shares of common stock. On September 5, 2000, the underwriters purchased an additional 825,000 shares of common stock, upon their exercise of an over-allotment option, which resulted in net proceeds of $9.2 million to the Company.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2000 and 1999
-----------------------------------------

Revenues

Revenues are derived from collaborative research and development agreements with strategic partners. Revenues increased $930,000 to $1.2 million for the three months ended June 30, 2000, compared to revenues of $270,000 for the same period in 1999. This increase was due to revenue recognized during the three months ended June 30, 2000 that relates to milestone payments we received from Genentech, Inc. ("Genentech") in Decemeber 1999 and Kissei Pharmaceutical Co., Ltd. ("Kissei") in the fourth quarter of 1999 and the first quarter of 2000. These amounts are being recognized as revenues over the period of our ongoing research and development commitment under the collaborative research agreements with Kissei and Genentech.

Research and Development

Our research and development expenses are comprised of personnel and related costs and costs of contract research organizations that are performing research and development activities, including clinical studies, for us, and costs of filing and maintaining our patent portfolio.

Research and development expenses increased $1.9 million to $2.9 million for the three months ended June 30, 2000, compared to $1.0 million for the same period in 1999. This increase in research and development expenses is the result of the Company's continued and more extensive drug development activities in preclinical testing, toxicology studies and clinical development, as well as patent related activities, and the addition of research and development personnel necessary to perform these activities. We expect to continue to devote substantial resources to research and development. We also expect that research and development expenses will continue to increase in the foreseeable future and that net losses will continue as a result.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. General and administrative expenses decreased $76,000 to $678,000 for the three months ended June 30, 2000, compared to $754,000 for the three months ended June 30, 1999. This decrease is due primarily to decreases in depreciation and travel expenses within the administration department.

Stock Based Compensation

Stock based compensation expense consists of the amortization of deferred compensation that relates to stock options granted to employees with an exercise price below the estimated fair market value of our common stock at the date of the grant. Stock based compensation expense increased $195,000 to $405,000 for the three months ended June 30, 2000 from $210,000 in the three months ended June 30, 1999. This increase pertains

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

primarily to the amortization of deferred compensation that relates to stock option grants made subsequent to June 30, 1999.

Other Income (Expense), Net

Other income (expense), net consists of interest income earned on cash deposits and short-term investments, reduced by interest expense on notes payable, capital lease obligations, gains and losses on sales of property and equipment and amortization of debt issuance costs. Other income (expense), net increased by $120,000 to $108,000 for the three months ended June 30, 2000, compared to $(12,000) for the three months ended June 30, 1999. This increase was due to higher interest income earned from higher average cash and investment balances partially offset by increased expense on leased equipment and amortization of debt issuance costs.

Six Months Ended June 30, 2000 and 1999
---------------------------------------

Revenues

For the six months ended June 30, 2000, revenue increased $1.8 million to $2.3 million from $540,000 for the six months ended June 30, 1999. This increase in revenue relates to milestone payments received from Genentech in December 1999 as well as revenues recognized for milestone payments we received from Kissei in the fourth quarter of 1999 and the first quarter of 2000. Revenue amounts are being recognized over the period of our ongoing research and development commitment under the collaborative research agreements with Kissei and Genentech.

Research and Development

Research and development expenses increased $3.3 million to $5.2 million for the six months ended June 30, 2000 from $1.9 million for the same period in 1999. This increase is primarily due to increased contract research costs related to preclinical testing, toxicology studies and clinical development activities, costs related to patent activities and increased costs related to additional personnel necessary to perform these activities. Total research and development personnel were 27 and 17 at June 30, 2000 and 1999, respectively. The Company expects its research and development expenses to increase in the future due to continued expansion of product development activities, including preclinical testing and clinical development.

General and Administrative

General and administrative expenses for the six months ended June 30, 2000 totaled $1.3 million and were relatively unchanged from $1.3 million of general and administrative expense for the same period in 1999.

Stock Based Compensation

Stock based compensation expense increased $419,000 to $801,000 in the six months ended June 30, 2000 from $382,000 for the same period in 1999. This increase is

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

attributable to the amortization of deferred compensation related to stock option grants made subsequent to June 30, 1999.

Other Income (Expense), Net

Other income (expense), net increased $223,000 to $217,000 for the six months ended June 30, 2000 from $(6,000) for the same period in 1999. The increase was due to higher interest income earned from larger average cash and investment balances partially offset by increased expense related to leased equipment and amortization of debt issuance costs.

Provision for Income Taxes

The provision for income taxes increased to $150,000 for the six months ended June 30, 2000 from zero for the same period in 1999. The increase in the provision for income taxes is attributable to withholding taxes paid on a milestone payment received from Kissei in the first quarter of 2000. No milestone payments were received from Kissei during the six months ended June 30, 1999.

Earnings Per Share

Historical

In the second quarter and first six months of 2000, we had net losses of $3.0 million and $5.5 million or $(1.15) and $(2.16) per common share compared to net losses of $1.8 million and $3.0 million or $(0.72) and $(1.30) per common share the second quarter and first six months of 1999, respectively.

Weighted average common shares outstanding for the second quarter and the first six months of 2000 were 2,604,134 and 2,550,319, respectively, versus 2,444,101 and 2,338,730 the second quarter and first six months of 1999, respectively.

Pro forma

Pro forma represents the conversion of shares of preferred stock and accrued dividends on such preferred stock into shares of common stock at their date of issuance. Pro forma also reflects a 1-for-1.75 reverse-split in the shares of common stock that took effect prior to the closing of the Company's initial public offering on August 8, 2000.

Pro forma weighted average common shares outstanding for the second quarter and the first six months of 2000 were 18,937,073 and 18,977,066 respectively, versus 14,362,775 and 14,257,404 the second quarter and first six months of 1999, respectively.

Pro forma net losses per common share - basic and diluted for the second quarter and first six months of 2000 are $(0.16) and $(0.29), respectively, versus $(0.12) and $(0.21) for the second quarter and first six months of 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company historically has financed its operations through the sale of preferred stock, capital lease financing, and payments received for collaborative research agreements.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

From our inception (October 28, 1993) through June 30, 2000, we have raised approximately $45.9 million in net cash proceeds from the sale of preferred stock.

As of June 30, 2000, the Company had net working capital of approximately $16.2 million, a decrease of $5.2 million from working capital at December 31, 1999. The decrease is principally the result of payment for research and development costs and general and administrative expenses. At June 30, 2000, the Company's principal source of liquidity was $13.8 million in cash and cash equivalents and $3.1 million in investments which are short-term, interest-bearing, investment-grade securities.

The Company will not generate revenues, other than license and milestone payments, from the sale of its products unless and until it or its licensees receive marketing clearance from the FDA and appropriate governmental agencies in other countries. The Company cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of the Company's products.

IMPACT OF INFLATION
-------------------

Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

CAUTIONARY STATEMENT
--------------------

The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. Statements contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are or may constitute forward looking statements. Forward looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. These risks are discussed in Part II, Item 5 of this report, titled "Other Information - Risk Factors", as well as the Company's Registration Statement on Form S-1, as amended (Registration No. 333-31174) filed with the Securities and Exchange Commission. Although the Company believes the expectations reflected in the forward looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company's exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense it must pay with respect to various outstanding debt instruments. The Company's risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and the Company's investments in interest rate sensitive financial instruments. Under the Company's current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

Company ensures the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. The Company reduces default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of the Company's interest sensitive financial instruments at December 31, 1998, December 31, 1999 or June 30, 2000. Declines in interest rates over time will, however, reduce the Company's interest income while increases in interest rates over time will increase interest expense.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

                          Part II:  OTHER INFORMATION
                          ---------------------------

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

(d) On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective that registered 6,325,000 shares of our common stock. The managing underwriters were Deutsche Bank Alex. Brown, Chase H&Q and U.S. Bancorp Piper Jaffray. On August 8, 2000, we sold 5,500,000 shares of our common stock at an initial public offering price of $12.00 per share, generating gross offering proceeds of $66 million. On September 5, 2000, we sold an additional 825,000 shares of common stock at the initial public offering price of $12.00 per share pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross offering proceeds of $9.9 million. In connection with the offering, the Company incurred underwriting discounts and commissions of approximately $5.3 million and other expenses estimated to be approximately $1.3 million. The total of such expenses is $6.6 million. All of such expenses were payable to parties other than the Company's directors, officers or their associates; persons owning 10 percent or more of any class of equity securities of the Company; or affiliates of the Company. The aggregate net proceeds to the Company after deduction of the foregoing expenses were approximately $69.3 million.

          The ending date of the reporting period covered by this quarterly report preceded the effective date of the Registration Statement. Accordingly, the information regarding the use of net proceeds described in Item 701(f)(4)(vii) of Regulation S-K will be reported in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000.

Item 5.   Other Information
          -----------------

          Risk Factors
          ------------

          IF OUR PRODUCTS FAIL IN CLINICAL STUDIES, WE WILL BE UNABLE TO OBTAIN FDA APPROVAL AND WILL NOT BE ABLE TO SELL THOSE PRODUCTS.

              To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Even if we identify potential products, we will have to conduct significant additional development activities and preclinical and clinical tests, and obtain regulatory approval before our products can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. We have not submitted any products for marketing approval by the United States Food and Drug Administration (FDA) or any other regulatory body.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

         Generally, all of our product candidates are in research or preclinical development, with only three, INS365 Respiratory, INS365 Ophthalmic, and INS316 Diagnostic, currently in clinical trials. The results of preclinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our ongoing clinical studies might be delayed or halted for various reasons, including:

        . the drug is not effective, or physicians think that the drug is not effective;
        .  patients experience severe side effects during treatment;
        . patients die during the clinical study because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;
        .  patients do not enroll in the studies at the rate we expect;
        . drug supplies are not sufficient to treat the patients in the studies; or
        .  we decide to modify the drug during testing.

     BECAUSE OUR PRODUCT CANDIDATES UTILIZE A NEW MECHANISM OF ACTION, OBTAINING REGULATORY APPROVAL MAY BE DIFFICULT, EXPENSIVE AND PROLONGED, WHICH WOULD DELAY ANY MARKETING OF OUR PRODUCTS.

         We cannot apply for regulatory approval to market a product candidate until we successfully complete pivotal clinical trials for the product. To complete successful clinical trials, the products must meet the criteria for clinical approval, or endpoints, which we establish for the product in the clinical study.

         Generally, we will establish these endpoints in consultation with the regulatory authorities, following design guidelines on the efficacy, safety and tolerability measures required for approval of products.

         Because our existing product candidates utilize a new approach to the treatment of respiratory and eye diseases, we may have trouble establishing endpoints that the regulatory authorities agree sufficiently evaluate the effectiveness of each product candidate. For this and other reasons, we could encounter delays and increased expenses in our clinical trials if the regulatory authorities determine that the endpoints established for a clinical trial do not predict a clinical benefit, and the authorities will not approve the product for marketing without further clinical trials. The regulatory authorities could change their view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in study design, additional data or even further clinical trials before approval of a product candidate.

         After initial regulatory approval, regulatory authorities continue to review a marketed product and its manufacturer. They may require us to conduct long-term safety studies after approval. Discovery of previously unknown problems through adverse event reporting may result in restrictions on the product, including

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

     withdrawal from the market. Additionally, we and our officers and directors could be subject to civil and criminal penalties.

     IF PHYSICIANS AND PATIENTS DO NOT ACCEPT OUR PRODUCT CANDIDATES, THEY MAY NOT BE COMMERCIALLY SUCCESSFUL.

         Even if regulatory authorities approve our product candidates, those products may not be commercially successful. Acceptance of and demand for our products will depend largely on the following:

         . acceptance by physicians and patients of our products as safe and effective therapies;
         . reimbursement of drug and treatment costs by third-party payors; . safety, effectiveness and pricing of alternative products; and . prevalence and severity of side effects associated with our products.

         In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering product candidates. Physicians have administered our current product candidates for the treatment or diagnosis of respiratory disorders, INS365 Respiratory and INS316 Diagnostic, using a jet nebulizer, a device that generates and delivers a fine mist derived from a liquid, which is inhaled into the lungs, in their respective clinical studies. Although the use of a jet nebulizer is an effective and well accepted means for administering products for inhalation with respect to acute use and, to a lesser degree, chronic use, we believe more convenient methods of delivery and administration, such as a hand-held inhalation device, will be necessary in the case of INS365 Respiratory, to more fully address chronic use. Although we have successfully completed a test of a prototype hand-held inhalation device in 12 healthy patients, our testing of such devices is at an early stage and we may not be able to develop or find a convenient hand-held device that works in patients with chronic bronchitis. Our current product candidate for the treatment of dry eye disease, INS365 Ophthalmic, is applied from a vial containing a single dose of medication. Patients may prefer to purchase the medication in a bottle containing a sufficient quantity of medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Similar challenges exist in identifying and perfecting convenient methods of administration for many of our other product candidates.

     WE INTEND TO RELY ON THIRD PARTIES TO DEVELOP, MARKET, DISTRIBUTE AND SELL OUR PRODUCT CANDIDATES AND THOSE THIRD PARTIES MAY NOT PERFORM.

         We do not have the ability to independently conduct clinical studies, obtain regulatory approvals, market, distribute or sell our products and intend to rely on experienced third parties to perform, or assist us in the performance of, all of those functions. We may not identify acceptable partners or enter into favorable agreements with them. If third parties do not successfully carry out their contractual duties or meet expected deadlines, we will be unable to obtain required governmental marketing approvals and will be unable to sell our products.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

     OUR DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY.

         Our business strategy depends upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have development collaborations with three collaborators, Genentech, Kissei and Santen Pharmaceutical Co., Ltd. ("Santen"). The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Genentech has the right, by giving us 150 days prior notice, to terminate our collaboration. If we do not maintain the Genentech, Kissei or Santen collaborations or establish additional research and development collaborations or licensing arrangements it will be difficult to develop and commercialize therapeutic or diagnostic products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us. Our current or any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market therapeutic or diagnostic products on our own. As a result, we will continue to depend on collaborators and contractors for the preclinical study and clinical development of therapeutic products and for regulatory approval, manufacturing and marketing of therapeutic and diagnostic products which result from our technology. The agreements with collaborators typically will allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the preclinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our research programs.

         We intend to rely on Genentech, Kissei, Santen and any future collaborators for significant funding in support of our development efforts. If Genentech, Kissei or Santen reduces or terminates its funding, we will need to devote additional internal resources to product development, scale back or terminate certain research and development programs or seek alternative collaborators.

         Disputes may arise in the future over the ownership of rights to any technology developed with collaborators. These and other possible disagreements between us and our collaborators could lead to delays in the collaborative development or commercialization of therapeutic or diagnostic products. Such disagreement could also result in litigation or require arbitration to resolve.

     IF WE ARE UNABLE TO CONTRACT WITH THIRD PARTIES FOR SYNTHESIS AND MANUFACTURING OF PRODUCT CANDIDATES FOR PRECLINICAL TESTING AND CLINICAL TRIALS AND FOR LARGE SCALE MANUFACTURING OF ANY OF OUR DRUG CANDIDATES, WE MAY BE UNABLE TO DEVELOP OR COMMERCIALIZE PRODUCTS.

                         Inspire Pharmaceuticals Inc.
                         (a development stage company)

       We have no experience or capabilities in large scale commercial manufacturing of any of our product candidates or any experience or capabilities in the manufacturing of pharmaceutical products generally. We do not generally expect to engage directly in the manufacturing of products, but instead intend to contract with others for these services. We have relied upon supply agreements with third parties for the manufacture and supply or our product candidates for purposes of preclinical testing and clinical trials. Although we have previously received preclinical and clinical supplies of our product candidates from several suppliers, we presently depend upon Yamasa Corporation as the sole supplier of our supply of product candidates. If we are unable to retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize products as planned. Our manufacturing strategy presents the following risks:

       . the manufacturing processes for most of our product candidates have not been tested in quantities needed for commercial sales;
       . delays in scale-up to commercial quantities and any change to a manufacturer other than Yamasa Corporation could delay clinical studies, regulatory submissions and commercialization of our products;
       . manufacturers of our products are subject to the FDA's good manufacturing practices regulations and similar foreign standards, and we do not have control over compliance with these regulations by third-party manufacturers;
       . if we need to change to manufacturers other than Yamasa Corporation, FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturers would have to be educated in the processes necessary for the production of our product candidates;
       . without satisfactory long-term agreements with manufacturers, we will not be able to develop or commercialize our product candidates as planned or at all; and
       . we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates.

     IF WE ARE UNABLE TO SUPPLY KISSEI AND SANTEN WITH SUFFICIENT QUANTITIES OF MATERIALS WE MAY BREACH OUR AGREEMENTS WITH SUCH PARTIES.

       We are currently a party to a development, license and supply agreement with each of Kissei and Santen, under which we granted each a license to develop and market INS365 Respiratory and INS365 Ophthalmic, respectively. Generally, the agreements with Kissei and Santen will require us to supply such partners with either sufficient quantities of materials or finished products, as applicable, for the purpose of commercial distribution. We will need to establish, alone or with third parties, a manufacturing process in relation to each product. Our dependence upon third parties for the manufacture of products may adversely affect our ability to develop and deliver products on a timely and competitive basis.

                         Inspire Pharmaceuticals Inc.
                         (a development stage company)

       Our inability to successfully manufacture commercial products could result in our breach of the terms of our agreements with Kissei and Santen. Any of these factors could delay our preclinical studies, clinical trials or commercialization of our product candidates, entail higher costs and result in our inability to effectively sell our product candidates.

     IF OUR PATENT PROTECTION IS INADEQUATE, THE DEVELOPMENT AND ANY POSSIBLE SALES OF OUR PRODUCT CANDIDATES COULD SUFFER OR COMPETITORS COULD FORCE OUR PRODUCTS COMPLETELY OUT OF THE MARKET.

       Our business and competitive position depends on our ability to continue to develop and protect our products and processes, proprietary methods and technology. Except for one patent covering new chemical compounds, most of our patents are use patents containing claims covering methods of treating disorders and diseases by administering therapeutic chemical compounds. Use patents, while providing adequate protection for commercial efforts in the United States, may afford a lesser degree of protection in European and possibly other countries due to their particular patent laws. Besides our use patents, we have patents covering pharmaceutical formulations of these chemical compounds. We also have patent applications covering processes for large-scale manufacturing of these chemical compounds. Many of the chemical compounds included in the claims of our use patents, formulation patents and process applications were known in the scientific community prior to our formation. None of our patents cover these previously known chemical compounds themselves, which are in the public domain. As a result, competitors may be able to commercialize products that use the same chemical compounds used by us for the treatment of disorders and diseases not covered by our use patents. In such a case, physicians, pharmacies and wholesalers could possibly substitute these products for our products. Such substitution would reduce any revenues received from the sale of our products.

       We believe that there may be significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. While we are not aware of any patent that we are infringing, nor have we been accused of infringement by any other party, other companies currently have or may acquire patent rights which we might be accused of infringing. If we must defend a patent suit, or if we choose to initiate a suit to have a third party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others, or we may have to participate in interference proceedings in the United States Patent and Trademark Office (USTPO) to determine the priority of invention of any of our technologies.

       In general, the development of patent rights in pharmaceutical, biopharmaceutical and biotechnology products to a degree sufficient to support

                         Inspire Pharmaceuticals Inc.
                         (a development stage company)

     commercial efforts in these areas is typically uncertain and involves complex legal and factual questions. For instance, while the USPTO has recently issued guidelines addressing the requirements for demonstrating utility for biotechnology inventions, USPTO examiners may not follow these guidelines in examining patent applications. Such applications may have to be appealed to the USPTO's Appeals Board for a final determination of patentability.

     IF WE FAIL TO REACH MILESTONE OR OTHER OBLIGATIONS, THE UNIVERSITY OF NORTH CAROLINA AT CHAPEL HILL AND OTHER LICENSORS MAY TERMINATE OUR AGREEMENTS WITH THEM.

       Our current technologies, discoveries and our original patents are based in part on two exclusive licenses and one non-exclusive license from The University of North Carolina at Chapel Hill (UNC). Generally, if we fail to meet milestones under the respective UNC licenses, UNC may terminate the applicable license. In addition, it may be necessary in the future for us to obtain additional licenses from UNC or other third parties to develop future commercial opportunities or to avoid infringement of third party patents. We do not know the terms on which such licenses may be available, if at all.

       Failure to license or otherwise acquire necessary technologies may reduce or eliminate our ability to develop product candidates. Even if we acquire all necessary licenses, if we breach any license provision, either intentionally or unintentionally, we may lose our right to continued use of the licensed technology.

     BECAUSE WE RELY UPON TRADE SECRETS AND AGREEMENTS TO PROTECT SOME OF OUR INTELLECTUAL PROPERTY, THERE IS A RISK THAT UNAUTHORIZED PARTIES MAY OBTAIN AND USE INFORMATION THAT WE REGARD AS PROPRIETARY.

       We rely upon the laws of trade secrets and non-disclosure agreements and other contractual arrangements to protect our proprietary compounds, methods, processes, formulations and other information for which we are not seeking patent protection. We have taken security measures to protect our proprietary technologies, processes, information systems and data, and we continue to explore ways to further enhance security. However, despite these efforts to protect our proprietary rights, unauthorized parties may obtain and use information that we regard as proprietary. Employees, academic collaborators and consultants with whom we have entered confidentiality and/or non-disclosure agreements, may improperly disclose our proprietary information. In addition, competitors may, through a variety of proper means, independently develop substantially the equivalent of our proprietary information and technologies, gain access to our trade secrets, or properly design around any of our patented technologies.

     BECAUSE ALL OF OUR PRODUCT CANDIDATES USE RELATED MECHANISMS OF ACTION, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS IF THE MECHANISM OF ACTION IS NOT EFFECTIVE.

                         Inspire Pharmaceuticals Inc.
                         (a development stage company)

       Any products resulting from our product development efforts are not expected to be available for sale for a number of years, if at all. Two of our product candidates, INS365 Respiratory and INS37217 Respiratory, operate in a similar manner. If the clinical results of one of the compounds is not favorable, the results of the other compound may not be favorable. Moreover, we have designed all of our product candidates to use related mechanisms of action. If these mechanisms of action are not effective, we may not be able to commercialize any of our product candidates. Even if all of our product candidates prove effective, we may choose not to commercialize all of them.

     IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN ANTICIPATED, OR IN AN AMOUNT GREATER THAN ANTICIPATED, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

       We have experienced significant losses since inception. We incurred net losses of $5.5 million for the six months ended June 30, 2000, $8.9 million for the year ended December 31, 1999, $7.5 million for the year ended December 31, 1998, and $7.9 million for the year ended December 31, 1997. As of June 30, 2000 our accumulated deficit was approximately $38.8 million. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase substantially in the near-term due to expanded research and development efforts, preclinical studies and clinical trials. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

       . timing of regulatory approvals and commercial sales of our product candidates;
       .  the level of patient demand for our products;
       . timing of payments to and from licensors and corporate partners; and . timing of investments in new technologies.

       No regulatory authorities have approved any of our product candidates for marketing, and therefore, we are not generating any revenues from product sales. To achieve and sustain profitable operations, we must, alone or with others, develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell our products. The time frame necessary to achieve market success is long and uncertain. We do not expect to generate product revenues for at least the next few years. We may not generate sufficient product revenues to become profitable or to sustain profitability. If the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

     IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET OUR EXPANDING CAPITAL REQUIREMENTS, WE MAY BE FORCED TO REDUCE OR ELIMINATE RESEARCH PROGRAMS AND PRODUCT DEVELOPMENT.

       We have used substantial amounts of cash to fund our research and development activities. In 1999, our operating expenses exceeded $9.0 million. We expect our capital and operating expenditures to increase over the next several

                         Inspire Pharmaceuticals Inc.
                         (a development stage company)

     years as we expand our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

       . the progress of our research programs;
       . the number and breadth of these programs;
       . our ability to attract collaborators for our products;
       . achievement of milestones under our existing collaborations with
         Genentech, Kissei and Santen;
       . our ability to establish and maintain additional collaborations;
       . progress by our collaborators: Genentech, Kissei and Santen;
       . the level of activities relating to commercialization rights we retain in our collaborations;
       . competing technological and market developments;
       . the costs involved in enforcing patent claims and other intellectual property rights; and
       . the costs and timing of regulatory approvals.

       We anticipate that our operating expenses will exceed $20.0 million over the next twelve months. We also expect to purchase capital equipment at a cost of approximately $1.0 million. Following the twelve-month period, we expect our operating expenses to increase as we continue to develop our product candidates. We intend to rely on Genentech, Kissei, Santen, future collaborators and the proceeds of our initial public offering for significant funding in support of our development efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development.

     WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH BIOTECHNOLOGY COMPANIES AND ESTABLISHED PHARMACEUTICAL COMPANIES.

       The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. These competitors include Abbott, Astra Zeneca, Boehringer Ingelheim, Glaxo Wellcome, Pfizer and SmithKline Beecham. Many of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than we or our collaborative

                         Inspire Pharmaceuticals Inc.
                         (a development stage company)

     partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Our competitors may develop technologies and drugs that are safer, more effective or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. The products of our competitors marketed to treat chronic bronchitis include anti-inflammatory products, such as Azmacort(R) and Beclovent(R), bronchodilators such as Atrovent(R) and Proventil(R), and antibiotics such as Biaxin(R) and Zithromax(R). Pulmozyme(R), a Genentech product, and TOBI(R) from PathoGenesis are examples of products used to treat cystic fibrosis. The main current treatments for dry eye disease involve artificial tear replacement drops. In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete. Our competitors may also be more successful in production and marketing.

       In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market products. Drugs resulting from our research and development efforts, or from our joint efforts with our collaborative partners may not compete successfully with competitors' existing products or products under development.

     FAILURE TO HIRE AND RETAIN KEY PERSONNEL MAY HINDER OUR PRODUCT DEVELOPMENT PROGRAMS AND OUR BUSINESS EFFORTS.

       We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President, Chief Executive Officer and director; and Gregory J. Mossinghoff, our Chief Business Officer. If any of these people leaves us, we may have difficulty conducting our operations. We have not entered into agreements with any of the above principal members of our management and scientific staff that bind any of them to a specific period of employment. We do not maintain key person life insurance. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

     OUR OPERATIONS INVOLVE A RISK OF INJURY FROM HAZARDOUS MATERIALS, WHICH COULD BE VERY EXPENSIVE TO US.

                         Inspire Pharmaceuticals Inc.
                         (a development stage company)

       Our research and development activities involve the controlled use of hazardous materials and chemicals. We cannot completely eliminate the risk of accidental contamination or injury from these materials. If such an accident were to occur, we could be held liable for any damages that result and any such liability could exceed our resources. In addition, we are subject to laws and regulations governing the use, storage, handling and disposal of these materials and waste products. The costs of compliance with these laws and regulations could be substantial.

     USE OF OUR PRODUCTS MAY RESULT IN PRODUCT LIABILITY CLAIMS FOR WHICH WE MAY NOT HAVE ADEQUATE INSURANCE COVERAGE.

       Clinical trials or manufacturing, marketing and sale of our potential products by our collaborative partners may expose us to liability claims from the use of those products. Although we carry clinical trial liability insurance, we currently do not carry product liability insurance. We or our collaborators may not be able to obtain or maintain sufficient or even any insurance. If we can, it may not be at a reasonable cost. If we cannot or are unable otherwise to protect against potential product liability claims, we may find it difficult or impossible to commercialize pharmaceutical products we or our collaborators develop. If claims or losses exceed our liability insurance coverage, we may go out of business.

     IF THIRD PARTY PAYORS WILL NOT PROVIDE COVERAGE OR REIMBURSE PATIENTS FOR ANY PRODUCTS WE DEVELOP, OUR ABILITY TO DERIVE REVENUES WILL SUFFER.

       Our success will depend in part on the extent to which government and health administration authorities, private health insurers and other third party payors will pay for our products. Reimbursement for newly approved health care products is uncertain. In the United States and elsewhere, third party payors, such as Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the United States, a number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts, including those relating to Medicare payments, may have on our business, the announcement and/or adoption of such proposals or efforts could increase our costs and reduce or eliminate profit margins. Third party insurance coverage may not be available to patients for any products we discover or develop. If government and other third party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced. In various foreign markets, pricing or profitability of medical products is subject to government control.

                         Inspire Pharmaceuticals Inc.
                         (a development stage company)

     BECAUSE OUR MANAGEMENT WILL HAVE BROAD DISCRETION OVER THE USE OF THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING, THE PROCEEDS MAY BE USED IN WAYS STOCKHOLDERS DO NOT DEEM TO BE ADVISABLE.

       Our management will retain broad discretion as to the allocation of the proceeds for our initial public offering, including the timing and conditions of the use of the proceeds. Our management may allocate the proceeds to uses that stockholders do not deem advisable. If management spends the funds unwisely, we may not have sufficient working capital to become profitable.

     OUR EXISTING DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS HOLD A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND MAY BE ABLE TO PREVENT OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

       Our directors, executive officers and current 5% stockholders and their affiliates beneficially own approximately 59.7% of the common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as our merger with or into another company, a sale of substantially all of our assets and amendments to our amended and restated certificate of incorporation. The decisions of these stockholders may conflict with our interests or those of our other stockholders.

     ANTI-TAKEOVER PROVISIONS IN OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AND BYLAWS, AND OUR RIGHT TO ISSUE PREFERRED STOCK, MAY DISCOURAGE A THIRD PARTY FROM MAKING A TAKE-OVER OFFER THAT COULD BE BENEFICIAL TO US AND OUR STOCKHOLDERS.

       Our amended and restated certificate of incorporation and bylaws contain provisions which could delay or prevent a third party from acquiring shares of our common stock or replacing members of our board of directors. Our amended and restated certificate of incorporation allows our board of directors to issue shares of preferred stock. The Board can determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As a result, our board of directors could make it difficult for a third party to acquire a majority of our outstanding voting stock.

       Our amended and restated certificate of incorporation provides that the members of the board will be divided into three classes. Each year the terms of approximately one-third of the directors will expire. Our bylaws will not permit our stockholders to call a special meeting of stockholders. Under the bylaws, only our President, Chairman of the Board or a majority of the board of directors will be able to call special meetings. The bylaws also require that stockholders give advance notice to our Secretary of any nominations for director or other business to be brought by stockholders at any stockholders' meeting. These provisions may delay or prevent changes of control or management.

                         Inspire Pharmaceuticals Inc.
                         (a development stage company)

       Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under this law, if anyone becomes an "interested stockholder" in the company, we may not enter a "business combination" with that person for three years without special approval.

       These provisions could discourage a third party from making a take-over offer and could delay or prevent a change of control.

     OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND YOUR INVESTMENT IN OUR STOCK MAY DECLINE IN VALUE.

       The market price of our common stock is likely to be highly volatile. Factors that could cause volatility and could result in declines in the market price of our common stock include among others:

       . announcements made by us concerning results of our clinical trials with INS365 Respiratory, INS365 Ophthalmic, INS316 Diagnostic and any other product candidates;
       .  changes in government regulations;
       .  regulatory actions as a result of their therapeutic approach;
       . changes in concerns of our collaborators, in particular our collaborations with Genentech, Kissei and Santen;
       . developments concerning proprietary rights including patents by us or our competitors;
       . variations in our operating results; and . litigation.

       Extreme price and volume fluctuations occur in the stock market from time to time and that can particularly affect the prices of biotechnology companies. These extreme fluctuations are often unrelated to the actual performance of the affected companies. These broad market fluctuations could result in significant declines in the market price of our common stock.

     FUTURE SALES BY OUR CURRENT STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

       Sales of our common stock by our current stockholders in the public market could cause the market price of our stock to fall. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of September 5, 2000, there were 25,413,531 shares of common stock outstanding. Of these outstanding shares of common stock, all of the 6,325,000 shares sold in our initial public offering are freely tradable, without restriction under the Securities Act of 1933, as amended, unless purchased by our "affiliates." Existing stockholders, who hold the remaining 19,088,531 shares of common stock, hold "restricted shares" which may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144 under the Securities Act.

                         Inspire Pharmaceuticals Inc.
                         (a development stage company)

       Holders of 16,340,084 shares of common stock and options and warrants to purchase 356,823 shares of common stock are entitled to registration rights. Upon registration, these shares may be freely sold in the public market.

       All of our officers, directors, and holders of at least one percent of our stock have signed lock-up agreements, in which they agreed that they will not, directly or indirectly, offer, sell or agree to sell, or otherwise dispose of any shares of our common stock or other securities in the public market without the prior written consent of Deutsche Bank Securities, Inc. for a period of 180 days after the final prospectus relating to our initial public offering. Upon expiration of the lock-up agreements approximately 16,975,000 shares of common stock covered by these agreements will be immediately eligible for resale, subject to the requirements of Rule 144.

       We may issue additional shares:
       .  to employees, directors and consultants;
       .  in connection with corporate alliances;
       .  in connection with acquisitions; and
       .  to raise capital.

       As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits:

Exhibit
No.   Description of Exhibit
---   ----------------------

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2,
      2000).

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

27.1  Financial Data Schedule.


      b)  Reports on Form 8-K:

                         Inspire Pharmaceuticals Inc.
                         (a development stage company)

No current reports on Form 8-K were filed during the reporting period.

                                  SIGNATURES


Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Inspire Pharmaceuticals, Inc.



Date: September 14, 2000             By:  /s/ Christy L. Shaffer
     -------------------                  ----------------------
                                          Christy L. Shaffer
                                          President, Chief Executive Officer and
                                          Director



Date: September 14, 2000             By:  /s/ Gregory J. Mossinghoff
     -------------------                  --------------------------
                                          Gregory J. Mossinghoff
                                          Chief Business Officer, Secretary and
                                          Treasurer

                                 EXHIBIT INDEX

Exhibit
No.     Description of Exhibit
---     ----------------------

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2,
        2000).

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

27.1    Financial Data Schedule