Form 10-Q
period 2000-09-30
INSPIRE PHARMACEUTICALS INC
filed 2000-11-03
CIK 1040416

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                --------------
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2000

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ___________ to ___________


                       Commission File Number: 000-31135


                         INSPIRE PHARMACEUTICALS, INC.
                         -----------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                          04-3209022
                   --------                          ----------
         (State or Other Jurisdiction of          (I.R.S. Employer
          Incorporation or Organization)         Identification No.)


        4222 Emperor Boulevard, Suite 470
              Durham, North Carolina                 27703-8466
              ----------------------                 ----------
     (Address of Principal Executive Offices)        (Zip Code)


       Registrant's Telephone Number, Including Area Code: (919) 941-9777

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  X     NO
         ---       ----

     Indicate the number of shares outstanding of common stock, as of the latest practical date: 25,413,999 as of October 29, 2000.

                        PART I:  FINANCIAL INFORMATION
                        ------------------------------

Item 1. Financial Statements
        --------------------

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

                           Condensed Balance Sheets
                                  (Unaudited)

                                                                       September 30,       December 31,
(in thousands except share data)                                           2000                1999
                                                                      ---------------     --------------
Assets
Current assets:
  Cash and cash equivalents                                               $ 45,413            $ 22,728
  Short-term investments                                                    33,566                   -
  Accounts receivable                                                        2,141                  19
  Interest receivable                                                          369                   -
  Prepaid expenses                                                             289                 132
                                                                          --------            --------
Total current assets                                                        81,778              22,879
Property and equipment, net                                                  1,211                 789
Debt issuance costs                                                          1,391               1,871
Long-term investments                                                        2,689                   -
Other, net                                                                      80                  81
                                                                          --------            --------
Total assets                                                              $ 87,149            $ 25,620
                                                                          ========            ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                        $    164            $    631
  Accrued expenses                                                           1,043                 651
  Capital leases, current portion                                              256                 210
                                                                          --------            --------

Total current liabilities                                                    1,463               1,492
  Capital leases, excluding current portion                                    491                 333
  Notes payable                                                                 25                  24
  Deferred revenue                                                           7,773               7,736
                                                                          --------            --------

Total liabilities                                                            9,752               9,585
Commitments                                                                      -                   -
Stockholders' equity:
  Convertible preferred stock, $0.001 par value, 52,000,000 share authorized; 27,892,999 shares issued and outstanding at
   December 31, 1999                                                             -              45,895
  Common stock, $0.001 par value, 56,000,000 shares authorized;
   25,413,999 and 2,465,857 shares issued and outstanding at
   September 30, 2000 and December 31, 1999, respectively                       25                   3
  Additional paid-in capital                                               124,512               8,348
  Deficit accumulated during the development stage                         (43,036)            (33,286)
  Other comprehensive income                                                    17                   -
  Deferred compensation                                                     (4,121)             (4,925)
                                                                          --------            --------
Total stockholders' equity                                                  77,397              16,035
                                                                          --------            --------
Total liabilities and stockholders' equity                                $ 87,149            $ 25,620
                                                                          ========            ========


   The accompanying notes are an integral part of these condensed financial statements.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

                      Condensed Statements of Operations
                                  (Unaudited)

                                                                                                                       Cumulative
                                                                                                                     from Inception
                                                         THREE MONTHS ENDED                NINE MONTHS ENDED          (October 28,
                                                  -------------------------------  -------------------------------
                                                                                                                        1993) to
(in thousands, except share and per share data)    September 30,   September 30,    September 30,   September 30,     September 30,
                                                       2000            1999             2000             1999               2000
                                                  --------------- ---------------  --------------- ---------------  ----------------
Revenues:
  Collaborative research agreements                  $     1,155     $      270       $    3,463      $      810         $  4,928
                                                     -----------     ----------       ----------      ----------         --------

Operating expenses:
  Research and development (includes $235, $148,
   $697, $305 and $1,280, respectively, of
   stock-based compensation)                               4,534          2,087           10,236           4,095           36,159
  General and administrative expenses (includes
   $170, $123, $509, $350 and $1,074,
   respectively, of stock-based compensation)              1,003            441            2,690           2,017           11,151
                                                     -----------     ----------       ----------      ----------         --------
  Total operating expenses                                 5,537          2,528           12,926           6,112           47,310
                                                     -----------     ----------       ----------      ----------         --------
  Operating loss                                          (4,382)        (2,258)          (9,463)         (5,302)         (42,382)
                                                     -----------     ----------       ----------      ----------         --------
Other income (expense), net:
  Interest income                                            630             68            1,212             124            2,321
  Interest expense                                          (190)           (27)            (555)            (89)          (1,220)
  Loss on disposal of property and equipment                   -              -                -               -             (329)
                                                     -----------     ----------       ----------      ----------         --------
  Other income (expense), net                                440             41              657              35              772
                                                     -----------     ----------       ----------      ----------         --------

  Loss before provision for income taxes                  (3,942)        (2,217)          (8,806)         (5,267)         (41,610)
Provision for income taxes                                   200              -              350               -              770
                                                     -----------     ----------       ----------      ----------         --------
  Net loss                                                (4,142)        (2,217)          (9,156)         (5,267)         (42,380)

Preferred stock dividends                                    (95)             -             (594)              -             (656)
                                                     -----------     ----------       ----------      ----------         --------

Net loss available to common stockholders            $    (4,237)    $   (2,217)      $   (9,750)     $   (5,267)        $(43,036)
                                                     ===========     ==========       ==========      ==========         ========

Net loss per common share-basic and diluted          $     (0.25)    $    (0.90)      $    (1.34)     $    (2.21)
                                                     ===========     ==========       ==========      ==========
Weighted average common shares outstanding-
 basic and diluted                                    16,690,193      2,460,730        7,298,014       2,379,843
                                                     ===========     ==========       ==========      ==========


   The accompanying notes are an integral part of these condensed financial statements.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                                  Cumulative
                                                                                                From Inception
                                                                                                  (October 28,
                                                                    NINE MONTHS ENDED               1993) to
                                                            ---------------------------------
                                                             September 30,     September 30,     September 30,
(in thousands)                                                   2000              1999               2000
                                                            ---------------   ---------------   ---------------
Cash flows from operating activities:
Net loss                                                        $ (9,156)         $ (5,267)         $(42,380)
Adjustments to reconcile net loss to net cash used
 in operating activities:
Stock issued for exclusive licenses                                    -                 -               144
Stock issued for consulting services                                   -                 -                72
Depreciation and amortization                                        410               474             2,528
Amortization of stock based compensation                           1,206               654             2,354
Amortization of debt issuance costs                                  480                32               574
Loss on disposal of property and equipment                             -                 -               329
Deferred revenue                                                      37              (810)            7,773
Changes in operating assets and liabilities:
Accounts receivable                                               (2,122)              (43)           (2,141)
Interest receivable                                                 (369)                -              (369)
Prepaid expenses                                                    (157)               39              (290)
Other assets                                                           1               (57)             (186)
Accounts payable                                                    (467)             (129)              185
Accrued expenses                                                     264               (99)              905
                                                                --------          --------          --------

Net cash used in operating activities                             (9,873)           (5,206)          (30,502)
                                                                --------          --------          --------

Cash flows from investing activities:
Purchase of investments                                          (37,220)                -           (37,220)
Proceeds from sale of investments                                    982                 -               982
Proceeds from sale of property and equipment                           -                 -               127
Sale of certificate of deposit                                         -                 -               (78)
Purchases of property and equipment                                 (665)              (72)           (2,098)
                                                                --------          --------          --------

Net cash used in investing activities                            (36,903)              (72)          (38,287)
                                                                --------          --------          --------

Cash flows from financing activities:
Proceeds from bridge loans                                             -                 -               780
Proceeds from issuance of notes payable and
 capital lease obligations                                           430                 -               838
Payments on notes payable                                              -                 -              (400)
Issuance of common stock                                          69,256                38            69,353
Issuance of convertible preferred stock                                -             5,985            45,061
Payments on capital lease obligations                               (225)             (322)           (1,430)
                                                                --------          --------          --------

Net cash provided by financing activities                         69,461             5,701           114,202
                                                                --------          --------          --------

Increase in cash and cash equivalents                             22,685               423            45,413

Cash and cash equivalents, beginning of period                    22,728             4,138                 -
                                                                --------          --------          --------

Cash and cash equivalents, end of period                        $ 45,413          $  4,561          $ 45,413
                                                                ========          ========          ========


   The accompanying notes are an integral part of these condensed financial statements.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange rules and regulations. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Registration Statement on Form S-1, as amended (File No. 333-31174) which was declared effective by the Securities and Exchange Commission on August 2, 2000.

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

Investments

The Company's investments at September 30, 2000 are in interest-bearing investment grade securities and certificates of deposit which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115 "Accounting of Certain Investments in Debt and Equity Securities." The Company's investments are considered available for sale as these securities could potentially be sold in response to needs for liquidity, changes in funding sources or terms. The Company has an unrealized gain of $17,000 related to these investments at September 30, 2000 which is recorded as other comprehensive income (loss), a separate component of stockholders' equity.

Property and Equipment

Property and equipment is primarily comprised of furniture, laboratory and computer equipment and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)


lives which range from three to five years. Property and equipment includes certain equipment under capital leases. These items are depreciated over the shorter of the lease period or the estimated useful life of the equipment.

Debt Issuance Costs

Debt issuance costs are primarily comprised of costs which were incurred when the Company entered into capital lease obligations and collaborative agreements. These costs are amortized using the effective interest rate method over the life of the related lease or collaborative agreement. Net debt issuance costs were $1.4 million and $1.9 million at September 30, 2000 and December 31, 1999, respectively.

Stock-Based Compensation

The Company accounts for non-cash stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which states that no compensation expense is recognized for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. The Company recognized deferred compensation of $402,000 related to stock option grants during the nine months ended September 30, 2000 and $3.4 million for the year ended December 31, 1999.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years. The Company recognized deferred compensation expense of $1.2 million and $654,000 related to stock option grants during the nine months ended September 30, 2000 and 1999, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires compensation expense to be disclosed based on the fair value of the options at the date of the grant.

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

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)


Significant Customers and Credit Risk

All revenues recognized during the nine months ended September 30, 2000 were from two collaborative partners. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and short-term investments. At September 30, 2000, accounts receivable relates to a non-refundable up-front cash payment on a license agreement with a collaborative partner. The Company primarily invests in interest-bearing investment grade securities, notes payable and certificates of deposit. Cash deposits are all in financial institutions in the United States.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income
(loss) available to common stockholders per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock. The calculation of net income (loss) per common share available to common shareholders for the periods ended September 30, 2000 and 1999 does not include 1,315,452 and 14,939,292, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Segment Reporting

The Company has determined that it did not have any separately reportable operating segments as of September 30, 2000.

Comprehensive Income (Loss)

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company's other comprehensive income (loss) during the three months ended September 30, 2000 totaled $17,000 and is comprised of an unrealized gain on investments in marketable securities. The Company had no items of other comprehensive income during the three months ended September 30, 1999.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently nor does it intend in the future to use derivative instruments and therefore does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.

3. Capital Stock

On August 8, 2000, the Company sold 5,500,000 shares of common stock at an initial public offering price of $12.00 per share for net proceeds of approximately $60.1 million, net of applicable issuance costs and expenses. In connection with the offering, all of the Company's common stock was subject to a 1-for-1.75 reverse split. Therefore, all of the Company's outstanding preferred stock converted into 16,355,224 shares of common stock. On September 5, 2000, the underwriters purchased an additional 825,000 shares of common stock, upon their exercise of an over-allotment option, which resulted in net proceeds of $9.2 million to the Company.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

Revenues

Revenues are derived from collaborative research and development agreements with strategic partners. Revenues increased $930,000 to $1.2 million for the three months ended September 30, 2000, compared to revenues of $270,000 for the same period in 1999. This increase was due to revenue recognized during the three months ended September 30, 2000 related to milestone payments we received from Genentech, Inc. ("Genentech") in Decemeber 1999 and Kissei Pharmaceutical Co., Ltd. ("Kissei") in the fourth quarter of 1999 and the first quarter of 2000. These amounts are being recognized as revenues over the period of our ongoing research and development commitment under the collaborative research agreements with Kissei and Genentech.

Research and Development

Our research and development expenses are comprised of personnel and related costs and the costs of contract research organizations that are performing research and development activities, including clinical studies, for us, and costs of filing and maintaining our patent portfolio.

Research and development expenses increased $2.4 million to $4.5 million for the three months ended September 30, 2000, compared to $2.1 million for the same period in 1999. This increase in research and development expenses is the result of the Company's continued and more extensive drug development activities in preclinical testing, toxicology studies and clinical development, as well as patent related activities, and the addition of research and development personnel necessary to perform these activities. We expect to continue to devote substantial resources to research and development. We also expect that research and development expenses will continue to increase in the foreseeable future and that net losses will continue as a result.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. General and administrative expenses increased $562,000 to $1.0 million for the three months ended September 30, 2000, compared to $441,000 for the three months ended September 30, 1999. This increase is due primarily to increases in personnel costs, consultants and insurance expense within the administration department.

Stock-Based Compensation

Stock-based compensation expense consists of the amortization of deferred compensation that relates to stock options granted to employees with an exercise price below the estimated fair market value of our common stock at the date of the grant. Stock-based compensation expense increased $134,000 to $405,000 for the three months ended September 30, 2000 from $271,000 in the three months ended September 30, 1999. This increase pertains primarily to the amortization of deferred compensation that relates to stock option grants issued during 1999.

Other Income (Expense), Net

Other income (expense), net consists of interest income earned on cash deposits and short-term investments, reduced by interest expense on notes payable, capital lease obligations, gains and losses on sales of property and equipment and amortization of debt issuance costs. Other income (expense), net increased by $399,000 to $440,000 for the three months ended September 30, 2000, compared to $41,000 for the three months ended September 30, 1999. This increase was due to higher interest income earned from higher average cash and investment balances partially offset by increased expense on leased equipment and amortization of debt issuance costs.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)


Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

Revenues

For the nine months ended September 30, 2000, revenue increased $2.7 million to $3.5 million from $810,000 for the nine months ended September 30, 1999. This increase in revenue relates to milestone payments received from Genentech in December 1999 as well as revenues recognized for milestone payments we received from Kissei in the fourth quarter of 1999 and the first quarter of 2000. Revenue amounts are being recognized over the period of our ongoing research and development commitment under the collaborative research agreements with Kissei and Genentech.

Research and Development

Research and development expenses increased $6.1 million to $10.2 million for the nine months ended September 30, 2000 from $4.1 million for the same period in 1999. This increase is primarily due to increased contract research costs related to preclinical testing, toxicology studies and clinical development activities, costs related to patent activities and increased costs related to additional personnel necessary to perform these activities. The Company expects its research and development expenses to increase in the future due to continued expansion of product development activities, including preclinical testing and clinical development.

General and Administrative

General and administrative expenses increased $700,000 to $2.7 million for the nine months ended September 30, 2000 from $2.0 million for the same period in 1999. This increase is primarily due to increased personnel costs, consultant and insurance expenses within the administration department.

Stock-Based Compensation

Stock-based compensation expense increased $551,000 to $1.2 million in the nine months ended September 30, 2000 from $655,000 for the same period in 1999. This increase is attributable to the amortization of deferred compensation related to stock option grants issued during 1999.

Other Income (Expense), Net

Other income (expense), net increased $622,000 to $657,000 for the nine months ended September 30, 2000 from $35,000 for the same period in 1999. The increase was due to higher interest income earned from larger average cash and investment balances partially offset by increased expense related to leased equipment and amortization of debt issuance costs.

Provision for Income Taxes

The provision for income taxes increased to $350,000 for the nine months ended September 30, 2000 from zero for the same period in 1999. The increase in the provision for income taxes is attributable to withholding taxes paid on milestone payments from Japanese collaborative partners during the nine months ended September 30, 2000. No milestone payments were received from Japanese collaborative partners during the nine months ended September 30, 1999.

Earnings Per Share

Historical

In the third quarter and first nine months of 2000, we had net losses of $4.2 million and $9.8 million or $(0.25) and $(1.34) per common share compared to net losses of $2.2 million and $5.3 million or $(0.90) and $(2.21) per common share the third quarter and first nine months of 1999, respectively.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)


Weighted average common shares outstanding for the third quarter and the first nine months of 2000 were 16,690,133 and 7,298,014, respectively, versus 2,460,730 and 2,379,843 the third quarter and first nine months of 1999, respectively.

Pro forma

Pro forma represents the conversion of shares of preferred stock and accrued dividends on such preferred stock into shares of common stock at their date of issuance.

Pro forma weighted average common shares outstanding for the third quarter and the first nine months of 2000 were 22,614,871 and 20,130,007 respectively, versus 16,209,111 and 14,910,365 the third quarter and first nine months of 1999, respectively.

Pro forma net losses per common share - basic and diluted for the third quarter and first nine months of 2000 are $(0.19) and $(0.48), respectively, versus $(0.14) and $(0.35) for the third quarter and first nine months of 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company historically has financed its operations through the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial public offering.

As of September 30, 2000, cash and cash equivalents totaled $45.4 million, an increase of $22.7 million as compared to December 31, 1999. The increase in cash and cash equivalents resulted from approximately $69.3 million in net proceeds from our initial public offering, which was partially offset by the purchase of net investments in investment grade securities of $36.2 million, cash used by operations of $9.5 million during the nine months ended September 30, 2000, $665,000 for the purchase of property and equipment and payment on lease obligations of $225,000.

Cash used by operations of $9.9 million in the nine months ended September 30,2000, represented the net loss of $9.2 million, an increase of $2.5 million in receivables, an increase of $157,000 in prepaid expenses and a decrease in accounts payable of $467,000, partially offset by an increase of $264,000 in accrued expenses, and net non-cash charges of $2.1 million. The increase in receivables relates primarily to a non-refundable up-front cash payment from a license agreement with a collaborative partner and interest on investments.

Cash used in investing activities for the nine months ended September 30, 2000 was comprised of the purchase of investment grade securities, net of maturities, of $36.2 million and the purchase of property and equipment totaling $665,000.

Cash from financing activities for the nine months ended September 30, 2000 was comprised of $69.3 million in net proceeds from our initial public offering, proceeds from capital lease financing of $430,000 and payment of lease obligations of $225,000.

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

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

The Company's exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense it must pay with respect to various outstanding debt instruments. The Company's risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and the Company's investments in interest rate sensitive financial instruments. Under the Company's current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company ensures the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. The Company reduces default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of the Company's interest sensitive financial instruments at December 31, 1999 or September 30, 2000. Declines in interest rates over time will, however, reduce the Company's interest income while increases in interest rates over time will increase interest expense.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)


                          PART II:  OTHER INFORMATION
                          ---------------------------

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

(d) On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The managing underwriters were Deutsche Bank Alex. Brown, Chase H&Q and U.S. Bancorp Piper Jaffray. On August 8, 2000, we sold 5,500,000 shares of our common stock at an initial public offering price of $12.00 per share, generating gross offering proceeds of $66 million. On September 5, 2000, we sold an additional 825,000 shares of common stock at the initial public offering price of $12.00 per share pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross offering proceeds of $9.9 million. In connection with the offering, we incurred underwriting discounts and commissions of approximately $5.3 million and other expenses estimated to be approximately $1.3 million. The total of such expenses is $6.6 million. All of such expenses were payable to parties other than our directors, officers or their associates; persons owning 10 percent or more of any class of our equity securities or our affiliates. The aggregate net proceeds after deduction of the foregoing expenses were approximately $69.3 million. Through September 30, 2000, all of the net proceeds of the offering were being temporarily invested in interest bearing investment grade securities and certificates of deposit which are classified as available for sale. See "Notes to Unaudited Condensed Financial Statements - Summary of Significant Accounting Policies - Investments."

Item 5.  Other Information
         -----------------

         Risk Factors
         -------------

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

     We cannot apply for regulatory approval to market a product candidate until we successfully complete pivotal

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)


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

   After initial regulatory approval, regulatory authorities continue to review a marketed product and its manufacturer. They may require us to conduct long-term safety studies after approval. Discovery of previously unknown problems through adverse event reporting may result in restrictions on the product, including withdrawal from the market. Additionally, we and our officers and directors could be subject to civil and criminal penalties.

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

   In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering product candidates. Physicians have administered our current product candidates for the treatment or diagnosis of respiratory disorders, INS365 Respiratory and INS316 Diagnostic, using a jet nebulizer, a device that generates and delivers a fine mist derived from a liquid, which is inhaled into the lungs, in their respective clinical studies. Although the use of a jet nebulizer is an effective and well accepted means for administering products for inhalation with respect to acute use and, to a lesser degree, chronic use, we believe more convenient methods of delivery and administration, such as a hand-held inhalation device, will be necessary in the case of INS365 Respiratory, to more fully address chronic use. Our testing of prototype hand-held inhalation devices is at an early stage and we may not be able to develop or find a convenient hand-held device that works in patients with chronic bronchitis. Our current product candidate for the treatment of dry eye disease, INS365 Ophthalmic, is applied from a vial containing a single dose of medication. Patients may prefer to purchase the medication in a bottle containing a sufficient quantity of medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Similar challenges exist in identifying and perfecting convenient methods of administration for many of our other product candidates.

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

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

OUR DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY.

   Our business strategy depends upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have development collaborations with four collaborators, Genentech, Kissei, Santen Pharmaceutical Co., Ltd. ("Santen"), and Kirin Brewery Company, Ltd., Pharmaceutical Division ("Kirin"). The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Genentech has the right, by giving us 150 days prior notice, to terminate our collaboration. Similarly, Kirin has the right to terminate our license agreement by giving us 180 days prior notice. If we do not maintain the Genentech, Kissei, Santen or Kirin collaborations or establish additional research and development collaborations or licensing arrangements it will be difficult to develop and commercialize therapeutic or diagnostic products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us. Our current or any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market therapeutic or diagnostic products on our own. As a result, we will continue to depend on collaborators and contractors for the preclinical study and clinical development of therapeutic products and for regulatory approval, manufacturing and marketing of therapeutic and diagnostic products which result from our technology. The agreements with collaborators typically will allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the preclinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our research programs.

   We intend to rely on Genentech, Kissei, Santen, Kirin and any future collaborators for significant funding in support of our development efforts. If Genentech, Kissei, Santen or Kirin reduces or terminates its funding, we will need to devote additional internal resources to product development, scale back or terminate certain research and development programs or seek alternative collaborators.

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

                         Inspire Pharmaceuticals, Inc.
                        (a development stage company)

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

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)


   In general, the development of patent rights in pharmaceutical, biopharmaceutical and biotechnology products to a degree sufficient to support commercial efforts in these areas is typically uncertain and involves complex legal and factual questions. For instance, while the USPTO has recently issued guidelines addressing the requirements for demonstrating utility for biotechnology inventions, USPTO examiners may not follow these guidelines in examining patent applications. Such applications may have to be appealed to the USPTO's Appeals Board for a final determination of patentability.

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

   We have experienced significant losses since inception. We incurred net losses of $9.8 million for the nine months ended September 30, 2000, $8.9 million for the year ended December 31, 1999, $7.5 million for the year ended December 31, 1998, and $7.9 million for the year ended December 31, 1997. As of September 30, 2000 our

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

accumulated deficit was approximately $43.0 million. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase substantially in the near-term due to expanded research and development efforts, preclinical studies and clinical trials. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

   We have used substantial amounts of cash to fund our research and development activities. Year-to-date 2000, our operating expenses have exceeded $9.0 million. We expect our capital and operating expenditures to increase over the next several years as we expand our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

   .  the progress of our research programs;
   .  the number and breadth of these programs;
   .  our ability to attract collaborators for our products;
   . achievement of milestones under our existing collaborations with Genentech, Kissei, Santen and Kirin;
   .  our ability to establish and maintain additional collaborations;
   .  progress by our collaborators: Genentech, Kissei, Santen and Kirin;
   . the level of activities relating to commercialization rights we retain in our collaborations;
   .  competing technological and market developments;
   . the costs involved in enforcing patent claims and other intellectual property rights; and
   .  the costs and timing of regulatory approvals.

   We anticipate that our operating expenses will exceed $20.0 million over the next twelve months. We also expect to purchase capital equipment at a cost of approximately $1.0 million. Following the twelve-month period, we expect our operating expenses to increase as we continue to develop our product candidates. We intend to rely on Genentech, Kissei, Santen, Kirin, future collaborators and the proceeds of our initial public offering for significant funding in support of our development efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH BIOTECHNOLOGY COMPANIES AND ESTABLISHED PHARMACEUTICAL COMPANIES.

   The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. These competitors include Abbott, Astra Zeneca, Boehringer Ingelheim, Glaxo Wellcome, Pfizer and SmithKline Beecham. Many of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than we or our collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Our competitors may develop technologies and drugs that are safer, more effective or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. The products of our competitors marketed to treat chronic bronchitis include anti-inflammatory products, such as Azmacort(R) and Beclovent(R), bronchodilators such as Atrovent(R) and Proventil(R), and antibiotics such as Biaxin(R) and Zithromax(R). Pulmozyme(R), a Genentech product, and TOBI(R) from PathoGenesis are examples of products used to treat cystic fibrosis. The main current treatments for dry eye disease involve artificial tear replacement drops. In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete. Our competitors may also be more successful in production and marketing.

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

FAILURE TO HIRE AND RETAIN KEY PERSONNEL MAY HINDER OUR PRODUCT DEVELOPMENT PROGRAMS AND OUR BUSINESS EFFORTS.

   We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President, Chief Executive Officer and director; and Gregory J. Mossinghoff, our Chief Business Officer. If any of these people leave us, we may have difficulty conducting our operations. We have not entered into agreements with any of the above principal members of our management and scientific staff that bind any of them to a specific period of employment. We do not maintain key person life insurance. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

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

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

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

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND YOUR INVESTMENT IN OUR STOCK MAY DECLINE IN VALUE.

   The market price of our common stock is likely to be highly volatile. Factors that could cause volatility and could result in declines in the market price of our common stock include among others:

   . announcements made by us concerning results of our clinical trials with INS365 Respiratory, INS365 Ophthalmic, INS316 Diagnostic and any other product candidates;
   .  changes in government regulations;
   .  regulatory actions as a result of their therapeutic approach;
   . changes in concerns of our collaborators, in particular our collaborations with Genentech, Kissei, Santen and Kirin;
   . developments concerning proprietary rights including patents by us or our competitors;
   . variations in our operating results; and . litigation.

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

FUTURE SALES BY OUR CURRENT STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

   Sales of our common stock by our current stockholders in the public market could cause the market price of our stock to fall. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of September 30, 2000, there were 25,413,999 shares of common stock outstanding. Of these outstanding shares of common stock, all of the 6,325,000 shares sold in our initial public offering are freely tradable, without restriction under the Securities Act of 1933, as amended, unless purchased by our "affiliates." Existing stockholders, who hold the remaining 19,088,999 shares of common stock, hold "restricted shares" which may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144 under the Securities Act.

   Holders of 16,340,084 shares of common stock and options and warrants to purchase 356,823 shares of common stock, held as of September 30, 2000, are entitled to registration rights. Upon registration, these shares may be freely sold in the public market.

   All of our officers, directors, and holders of at least one percent of our stock have signed lock-up agreements, in which they agreed that they will not, directly or indirectly, offer, sell or agree to sell, or otherwise dispose of any shares of our common stock or other securities in the public market without the prior written consent of Deutsche

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

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

Item 6. Exhibits and Reports on Form 8-K
        ---------------------------------

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

10.1* License Agreement between Inspire Pharmaceuticals, Inc. and Kirin Brewery Company, Ltd., Pharmaceutical Division, dated as of September 12, 2000.

27.1    Financial Data Schedule.

___________

* Confidential treatment has been requested with respect to a portion of this Exhibit.

        b)  Reports on Form 8-K:

No current reports on Form 8-K were filed during the reporting period.

                                  SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Inspire Pharmaceuticals, Inc.


Date: November 2, 2000             By:  /s/ Christy L. Shaffer
----------------------                  ----------------------
                                        Christy L. Shaffer
                                        President, Chief Executive Officer
                                        and Director

Date: November 2, 2000             By:  /s/ Gregory J. Mossinghoff
----------------------                  --------------------------
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

10.1* License Agreement between Inspire Pharmaceuticals, Inc. and Kirin Brewery Company, Ltd., Pharmaceutical Division, dated as of September 12, 2000.

27.1      Financial Data Schedule

__________

* Confidential treatment has been requested with respect to a portion of this Exhibit.