Form 10-K
period 2000-12-31
INSPIRE PHARMACEUTICALS INC
filed 2001-03-20
CIK 1040416

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

Mark One

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
[X]    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000
                          -------------------

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d)
[_]    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .
                               -------------    --------------

                         Commission File No. 000-31135

                         INSPIRE PHARMACEUTICALS, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                04-3209022
----------------------------------     -----------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

     4222 Emperor Boulevard, Suite 470, Durham, North Carolina 27703-8466
     --------------------------------------------------------------------
           (Address of principal executive offices)            (zip code)

                                (919) 941-9777
                                --------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
----------------------------------     -----------------------------------------
             None                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                         -----------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes      X                         No
               -----------------                  ------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the equity stock held by non-affiliates of the Registrant: $235,396,350 at January 22, 2001 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 2001.

                           Class                       Number of Shares
               -----------------------------           ----------------
               Common Stock, $.001 par value              25,585,534

Documents incorporated by reference
-----------------------------------

     The Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 1, 2001 is incorporated by reference into Part III.

Item 1.    Business.

Overview

     We discover and develop new drugs, or pharmaceutical products, to treat diseases characterized by deficiencies in the body's innate defense mechanisms of mucosal hydration and mucociliary clearance as well as other non-mucosal disorders. Our products are based on our proprietary technology relating to P2Y receptors. Studies indicate that a subtype of this family, the P2Y2 receptor, coordinates the mechanisms of mucosal hydration and mucociliary clearance. These complex mechanisms, which involve movement of salt and water, a protein substance made in specialized cells that act to lubricate surfaces, called mucin, and the movement of cilia, or hairlike projections on the surface of cells that move together in a sweeping motion to move liquid and particles forward, can be regulated therapeutically through the stimulation of this receptor. Our lead products target respiratory and ophthalmic diseases with inadequate current treatments. We currently have four product candidates in clinical development:

     .    INS365 Respiratory for the treatment of chronic bronchitis;

     .    INS365 Ophthalmic for the treatment of dry eye disease;

     . INS316 Diagnostic to aid in the diagnosis of lung cancer and lung infection; and

     .    INS37217 Respiratory for the treatment of cystic fibrosis.

     In addition, we have two products that are scheduled to enter clinical trials within the next 12 months: INS37217 Respiratory for the treatment of sinusitis and INS37217 Ophthalmic for the treatment of retinal disease. We have entered into development and commercialization alliances with Genentech Inc. ("Genentech"), Kissei Pharmaceuticals Co., Ltd. ("Kissei") and Santen Pharmaceutical Co., Ltd. ("Santen") and Kirin Brewery Co., Ltd. Pharmaceutical Division ("Kirin"). We are also exploring other target diseases where we believe P2Y receptors play important biological roles.

     We commenced operations in March 1995. At that time, we acquired a license to our initial technology, including patents relating to P2Y receptors and on method of use for P2Y2 receptor agonists in the respiratory area, from The University of North Carolina at Chapel Hill. We initially focused on the clinical development of INS316 for the treatment of respiratory diseases such as cystic fibrosis and chronic bronchitis. In early 1996, we initiated a research program to develop an improved P2Y2 agonist compound, INS365. A joint patent for this compound was granted to us and The University of North Carolina at Chapel Hill. We began preclinical studies of INS365 for respiratory uses in 1997, and clinical testing of INS365 for respiratory uses in early 1998. We filed an investigational new drug application (IND) in the United States in the spring of 1998. We acquired an exclusive license to use INS365 to treat respiratory disease from The University of North Carolina at Chapel Hill in 1998. During the development of INS365 for respiratory uses, our scientists began to recognize the potential for using INS365 to treat eye diseases such as dry eye. We initiated ophthalmic clinical testing of INS365 in the United Kingdom in early 1999, filed an IND in the United States in the fall of 1999 and completed a Phase II clinical trial in the fall of 2000. Our chemistry lab also synthesized INS37217, a new P2Y2 receptor agonist, in 1998. We began preclinical testing of INS37217 for respiratory uses in 1998 and for ophthalmic uses in 1999. This preclinical work for the initial indications in both the respiratory and ophthalmic areas has now been completed. In the fall of 2000, we filed an IND for INS37217 Respiratory for the treatment of cystic fibrosis and in December 2000 we filed an IND for INS37217 Ophthalmic for the treatment of retinal disease.

Industry Background

     Mucosal hydration and mucociliary clearance processes are observed at a number of human mucosal surfaces including those in the respiratory tract, eyes, sinuses, vaginal and endocervical surfaces. Mucosal hydration and mucociliary clearance are natural mechanisms for cleansing and protecting mucosal surfaces and require a coordinated balance of salt, water and mucus. Studies indicate that P2Y2 receptors regulate these mechanisms on epithelial cells that line mucosal surfaces. Diseases that are characterized by impairment of mucosal hydration and mucociliary clearance include chronic bronchitis, sinusitis, cystic fibrosis, dry eye disease and vaginal dryness.

Respiratory

     For lungs to function normally, airway surfaces must be kept properly hydrated and clear of particles. Airway liquid, including salt and water, is secreted through channels in the membranes of respiratory epithelial cells. Mucus, secreted by goblet cells, traps microorganisms and particulates. Specialized epithelial cells containing cilia beat synchronously to propel the overlying "mucociliary blanket" of salt, water and mucus to the mouth and throat where secretions are swallowed or expelled. This process is the principal mechanism by which the body keeps airway surfaces free of dust, pollutants, bacteria and viruses. Genetic and environmental factors can lead to a breakdown in the normal process of mucosal hydration and mucociliary clearance that is observed in many debilitating respiratory diseases, including chronic bronchitis and cystic fibrosis. Studies indicate that stimulating P2Y2 receptors with effective agonists can help restore the respiratory system's innate defense mechanisms.

     Chronic Bronchitis

     Chronic bronchitis is a serious and potentially life-threatening lung condition characterized by acute and chronic airway inflammation, chronic obstruction of airflow and a mucus-producing cough. Patients with chronic bronchitis experience shortness of breath, labored breathing, excessive and chronic coughing and production and retention of excessive mucus. Chronic bronchitis can be caused by smoking, environmental toxins, and viral or bacterial infections. Chronic bronchitis is defined by the American Thoracic Society as the presence of a mucus-producing cough most days of the month, three months of the year, for at least two successive years without obvious alternative explanation. Patients with chronic bronchitis experience acute flare-ups of the illness, their medication usage increases and they may require hospitalization. If left untreated, these patients experience progressive deterioration in lung function, which can eventually result in respiratory failure and death.

     The American Thoracic Society guidelines for the treatment of chronic bronchitis recommend three main objectives to pharmaceutical intervention: dilation of the airways, reduction of airway inflammation, and clearance of retained respiratory secretions. Current management of chronic bronchitis treats the symptoms, but does not cure the disease, and is based on the degree of airflow obstruction and the extent of the patient's disability. Physicians generally prescribe bronchodilators, which act to open airways in the lungs. These are usually inhaled medications such as Serevent(R), Ventolin(R), Atrovent(R), or Combivent(R). Physicians may also prescribe inhaled steroids such as Beclovent(R) and Azmacort(R) to reduce the inflammation in the airways. Additionally, physicians often use antibiotics during acute flare-ups of the illness if they diagnose or suspect bacterial infections. There is currently no FDA approved pharmaceutical agent that effectively clears retained mucous secretions in this disease.

     Approximately 35.5 million patients have been diagnosed with chronic bronchitis in the eight major international prescription pharmaceutical markets, including 13 million in the United States, making it more prevalent than asthma. Chronic bronchitis is estimated to account for approximately $15 billion in direct costs in the United States annually. In the United States, there are estimated to be 500,000 hospitalizations per year due to acute flare-ups of chronic bronchitis and it is the fourth leading cause of death. In the eight major international prescription pharmaceutical markets, sales of ethical/proprietary pharmaceutical products to treat chronic bronchitis were approximately $1.3 billion in 1996 and have been estimated to reach approximately $2.5 billion in 2001.

     Cystic Fibrosis

     Cystic fibrosis is a life-threatening disease involving a genetic mutation that disrupts the cystic fibrosis transmembrane regulator protein. In healthy individuals, this protein acts as an ion-specific channel that modulates salt and water movement. In cystic fibrosis patients, a defect in this channel leads to poorly hydrated, thickened mucous secretions in the airways and severely impaired mucociliary clearance. Impairments in these vital lung defense mechanisms typically begin in early childhood. Chronic secondary infections invariably occur, resulting in progressive lung dysfunction and deterioration. Cystic fibrosis-induced damage to the respiratory tract accounts for more than 95% of the morbidity and mortality associated with this disease. According to the U.S. Cystic Fibrosis Foundation, the median life expectancy for patients is 32 years.

     The current therapeutic approaches to address cystic fibrosis mainly treat the symptoms, but do not cure the disease, and are aimed at reducing respiratory infections and breaking up thickened mucous secretions that cause airflow obstruction and harbor bacteria. For example, TOBI(R) is an inhaled antibiotic that treats the infection, and Pulmozyme(R) is an inhaled protein that breaks up excessive DNA in cystic fibrosis mucus that reduces the thickness and tackiness of the respiratory secretions. While both products are approved for the treatment of cystic fibrosis, neither product is designed to address the underlying ion-transport defect, which results in dehydrated mucus and severely impaired mucociliary clearance.

     There are approximately 30,000 diagnosed cystic fibrosis patients in the United States and approximately 75,000 in the eight major international prescription pharmaceutical markets. The average annual cost of treating a cystic fibrosis patient in the United States exceeds $45,000, and the annual cost for patients in the United States is over $1 billion. We estimate that in the United States sales of ethical/proprietary pharmaceutical products to treat cystic fibrosis currently are in excess of $200 million annually.

     Respiratory Diagnostics

     Physicians use microscopic examination of lung cells to diagnose lung cancer and lung infections, including pneumonia and tuberculosis. Effective diagnosis requires the collection of an adequate specimen, one which is enriched with deep-lung material obtained from the lower part of the lung. Bronchoscopy, an invasive medical procedure, can be performed to obtain a specimen; however it is a procedure that costs over $1,000 and poses a risk to patients with impaired lung function. The induction of sputum, either spontaneously or with inhaled solutions, is a less invasive and less costly alternative for obtaining a deep-lung specimen. Once the specimens are collected, they are tested for the presence of cancerous cells or pathogens associated with lung infections. However, many patients have difficulty producing adequate specimens on their own, which is a key barrier to early and effective diagnosis and treatment.

     There are no FDA approved agents currently available to enhance the production of an adequate deep-lung specimen. In an effort to produce a quality specimen, non-approved agents are frequently used, including inhaled solutions such as hypertonic saline and propylene glycol, which cause irritation and excessive coughing. Because these agents have limited utility and are often poorly tolerated, pulmonologists and respiratory therapists have expressed a strong interest in a better-tolerated and more effective therapy, which could reduce the need for bronchoscopies.

     Market research conducted by us, including interviews with pulmonologists and oncologists, indicates that deep-lung specimens are frequently collected for the diagnosis of lung cancer and lung infections. The testing of specimens is a recommended component of annual physical examinations in Japan.

Ophthalmic

     The eyes and inner eyelids are surrounded by a mucosal surface which serves as an important innate defense mechanism, keeping the surface of the eye, or ocular surface, moist, clear and free from infection. Tears produced by the mucosal hydration process and the lacrimal glands help maintain eye moisture and in response to physical stimuli can be greatly increased to flush out irritants. This tear film is a complex mixture of fluid, ions, mucin and proteins that, when mixed in the proper proportions, coats the cornea with a protective film. The mucosal hydration process and the lacrimal glands maintain an optimal balance of salt, water, mucin and proteins in people with a healthy ocular surface. Studies indicate that stimulating P2Y2 receptors with effective compounds can help restore the eye's innate mucosal defense mechanism on the ocular surface.

     Dry Eye Disease

     Dry eye, an ocular surface disease, is the general term for a condition in which abnormalities in the eye's tear film lead to burning, painful, red, irritated and dry eyes. These abnormalities are typically characterized by a decrease in tear production, an increase in tear evaporation or the improper mixture of the eye's tear film components. If left untreated, dry eye disease can result in permanent corneal damage and visual impairment.

     The current treatments for dry eye disorders in the major markets consist of artificial tear solutions and lubricant drops. In some cases, small plugs are inserted by physicians in the corner of the eyes to slow tear drainage. Artificial tears, which are available as over-the-counter and, in some countries, as prescription products, provide temporary relief of symptoms, but also wash out the natural proteins and other components that keep an eye healthy. There are currently no approved pharmacologically active agents, drugs that work by affecting a biological process such as stimulation of a receptor, for dry eye disease.

     We estimate, based on an extrapolation from United States data, that moderate to severe dry eye affects approximately nine million people in the eight major international prescription pharmaceutical markets and can be caused by eye stress, aging, environmental factors, autoimmune disorders and various medications. The market for dry eye treatments consists of both prescription and over-the-counter products. Because dry eye disease is more prevalent among the elderly and post-menopausal women, this market is expected to grow as populations age. We estimate that, in the eight major international prescription pharmaceutical markets, sales of ethical/proprietary pharmaceutical products for dry eye treatments exceed $230 million annually.

Inspire's Solution

     Mucosal hydration and mucociliary clearance are natural mechanisms for cleansing and protecting epithelial surfaces and require a coordinated balance of salt, water and mucus. Studies indicate that P2Y2 receptors coordinate these processes that can be regulated therapeutically by the local delivery of compounds that bind to and stimulate these receptors. We have focused our initial efforts on developing P2Y2 receptor agonists to treat diseases by activating natural processes of mucosal hydration and mucociliary clearance.

     We believe that P2Y2 agonists represent a new, pharmacological approach to the treatment of respiratory and eye diseases. We also believe that a P2Y2 agonist may be effective as a drug that enhances the production of deep-lung sputum samples for diagnostic tests. Importantly, our product candidates currently in clinical testing can be applied directly to these mucosal surfaces in a topical form such as inhaled aerosols and eye drops. These products act and are degraded locally, resulting in minimizing the potential for systemic side effects. Our current products are designed to address the medical need for effective new products for chronic bronchitis, cystic fibrosis, respiratory diagnostics, dry eye disease and other diseases that involve impairment of mucosal hydration and mucociliary clearance on epithelial surfaces. Our principal product candidates are:

          INS365 Respiratory. We are developing INS365 Respiratory as an inhaled product for the treatment of chronic bronchitis. We believe our product will be the first FDA approved product that addresses the need for an effective agent to clear the build-up of mucus in the airways of bronchitis sufferers. Thus, we believe our product will reduce the need for antibiotics, steroids and bronchodilators, and may reduce the frequency and length of flare-ups of the illnesses and hospitalizations. In many cases, we believe that our product will be complementary to existing treatments.

          INS37217 Respiratory. We are developing INS37217 Respiratory as an inhaled product for the treatment of cystic fibrosis. We believe our product will be the first FDA approved product that mitigates the underlying ion-transport defect in the airways of patients with cystic fibrosis. We believe our product will improve respiratory symptoms, reduce infections and enhance the health status of patients with this disease and will be complementary to other currently approved products.

          INS316 Diagnostic. We are developing INS316 Diagnostic as an inhaled diagnostic drug to aid in the detection of lung cancer and lung infection. We believe that INS316 Diagnostic will be an effective acute-use product to enhance the production of adequate deep-lung specimens for diagnostic purposes. As such, we believe our product will facilitate the diagnosis of lung cancer and lung infection and potentially reduce the need for costly and invasive bronchoscopies.

          INS365 Ophthalmic. We are developing INS365 Ophthalmic as an eye drop for dry eye disease. We believe that, by promoting the eyes' natural defense mechanism, INS365 Ophthalmic will be one of the first FDA approved pharmacologically effective agents to treat the symptoms of dry eye, and the first one with this mechanism of action. We believe our product will help restore a natural corneal tear film, reduce dry eye symptoms, help prevent long-term corneal damage, and improve ocular surface health in dry eye sufferers.

Our Strategy

     Our objective is to become a leading biopharmaceutical company focused on developing new treatments for diseases involving impaired mucosal hydration or inadequate mucociliary clearance and other disorders. The principal elements of our strategy include:

          Aggressively Advance Our Lead Products. Our focus is on discovering and developing therapies where current treatments are ineffective and where large therapeutic market opportunities exist. By the end of 2001, we expect to have six products in clinical development that target chronic bronchitis, cystic fibrosis, respiratory diagnostics, dry eye disease, retinal detachment and sinusitis. We intend to continue to rapidly develop and commercialize these products and to advance other preclinical product candidates toward clinical development.

          Establish Collaborative Relationships with Market Leaders while Selectively Retaining Marketing Rights. In order to minimize the costs to us of late-stage clinical trials and in order to more effectively market our products, we will continue to establish and expand strategic alliances with leading corporations in our target markets. In general, we seek to advance our compounds into later-stage clinical trials before partnering such compounds so as to retain maximum economic benefit to us. Additionally, we may selectively retain partial or full commercialization rights to our products in some limited indications. An example is our co-development and co-promotion options under the Genentech agreement for cystic fibrosis that enable us to retain additional economic benefit in this opportunity.

          Use Our Proprietary Technology Relating to P2Y Receptors to Develop New Products. Our research focus is to discover new pharmaceutical products based on our P2Y receptor technology. Studies indicate that a subtype of this family, the P2Y2 receptor, has broad applicability as a regulator of the body's innate defense mechanisms of mucosal hydration and mucociliary clearance. One of our key strengths is our ability to understand the role and importance of P2Y2 receptors and, through research, high-volume screening techniques and pharmacology models, develop compounds that target a patient's impaired mucosal hydration and clearance mechanisms and other non-mucosal applications. Our discovery group is pursuing opportunities to expand our base of compounds and therapeutic targets for P2Y2 agonists and the biological role of other P2Y receptor subtypes. This group generates additional mucosal and non-mucosal opportunities internally and through collaborative relationships with academic and governmental organizations and private enterprises.

          Protect and Enhance Our Technology Leadership Position. We have a substantial intellectual property position related to our technology. We intend to continue to pursue an aggressive patent strategy to protect our expanding proprietary discoveries.

Product Development Programs

     The following table provides a summary of our development programs by indication, development status and corporate partners.

======================================================================================================================
          Indication                Product Candidate          Development Status         Corporate Partners
======================================================================================================================

----------------------------------------------------------------------------------------------------------------------
Respiratory
----------------------------------------------------------------------------------------------------------------------
    Chronic bronchitis         INS365 Respiratory          Phase II underway in U.S.;     Genentech (ex-Japan)
                                                           Phase I in Japan               Kissei (Japan)
----------------------------------------------------------------------------------------------------------------------
    Cystic fibrosis            INS37217                    Phase I/II planned for 2001    Genentech (ex-Japan)
                               Respiratory
----------------------------------------------------------------------------------------------------------------------
    Sinusitis                  INS37217                    Preclinical; Phase I           Genentech
                               Respiratory                 planned for 2001               (worldwide)
----------------------------------------------------------------------------------------------------------------------
    Diagnostic aid for         INS316 Diagnostic           Phase III planned to start     Kirin (Asia) Uncommitted
    lung disease                                           in 2001                        outside Asia
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Ophthalmic
----------------------------------------------------------------------------------------------------------------------
    Dry eye                    INS365 Ophthalmic           Phase III underway in          Santen (Asia)
                                                           U.S.; Phase I in Japan         Uncommitted
                                                                                          outside Asia
----------------------------------------------------------------------------------------------------------------------
    Retinal disease            INS37217                    IND filed; Phase I planned     Uncommitted
                               Ophthalmic                  to
                                                           start in 2001
======================================================================================================================

     INS365 Respiratory for Chronic Bronchitis

     INS365 Respiratory is being developed in an inhaled form for the treatment of chronic bronchitis. We have completed five Phase I clinical trials of INS365 Respiratory. These trials have evaluated the safety and preliminary efficacy of INS365 Respiratory in healthy volunteers, chronic smokers who are at a high risk for developing chronic bronchitis and cystic fibrosis patients with airflow obstruction. In total, these studies enrolled approximately 250 subjects. These studies have indicated that INS365 Respiratory was well tolerated and significantly enhanced mucus clearance when compared to placebo. One of these studies, conducted in 35 chronic smokers, indicated that INS365 Respiratory in single inhaled doses significantly enhanced clearing of mucus from the lungs, which occurred rapidly following dosing. This effect was dose-related and was significantly greater than mucus cleared from lungs following inhalation of a saline placebo; the results were statistically significant. We have conducted a series of good laboratory practice toxicology studies, including 28-day inhalation studies, which, together with the Phase I data, have allowed us to progress INS365 Respiratory into a Phase II program.

     We have initiated, in consultation with our strategic partner, Genentech, a Phase II clinical study in patients with chronic bronchitis which is now underway. This trial is a multi-center study enrolling patients with mild to moderate chronic bronchitis. We intend to dose patients for up to one month using standard air-jet nebulizers. The clinical efficacy measures in this study are intended to include respiratory symptoms and health status, using a validated respiratory questionnaire, lung function and adverse events. Kissei, our partner in Japan, filed a Japanese IND for INS365 Respiratory in December 1999 and has completed an initial Phase I clinical trial in smokers and non-smokers. This study demonstrated safety and tolerability in the subject population.

     We have developed a drug delivery strategy for INS365 Respiratory based on segmenting the chronic bronchitis patient population by severity of disease--mild, moderate and severe. We anticipate that each segment may have different drug delivery needs based on convenience, ease of use, and degree of patient mobility, such as whether the patient is working, homebound or hospitalized. In recognizing this variety of needs, we are exploring various delivery options which will allow for flexibility in dosing across the various segments of the chronic bronchitis market. One option will be plastic unit-dose vials that are used with a standard air-jet nebulizer system. Another possible approach, a new, hand-held, portable delivery system, has been evaluated in two radio-labeled lung deposition studies. These studies included 12 healthy volunteers and 12 chronic smokers. Results from these studies suggest that this new system can be used to deliver a small volume of concentrated INS365 Respiratory in one to two breaths providing rapid delivery in a convenient manner to patients. These studies have also demonstrated that INS365 respiratory significantly enhances mucus clearance with this new system. These studies have been conducted to assist our strategic partners to demonstrate that this product can be delivered in a more convenient device. The intention is to gain approval first with a standard nebulizer, then to potentially add approval of a portable delivery system.

     In September 1998, we entered into a joint development, license and supply agreement with Kissei through which Kissei received exclusive rights to develop and market INS365 Respiratory for respiratory therapeutic indications in Japan. In December 1999, we entered into a development, supply and license agreement with Genentech to develop P2Y2 agonists, including INS365 Respiratory, for respiratory diseases, including chronic bronchitis, throughout the world outside Japan. See "--Corporate Collaborations."

     INS37217 Respiratory for Cystic Fibrosis

     INS37217 Respiratory is a second-generation P2Y2 agonist with an extended duration of action. This product is highly stable in the mucous secretions of cystic fibrosis patients making it an attractive product candidate for this disease. The previous studies we have conducted with INS365 Respiratory provide the scientific rationale for the use of INS37217 Respiratory for cystic fibrosis. We completed all necessary preclinical studies for initial clinical testing and in the fall of 2000 filed an IND in the United States. We initiated and completed a Phase I clinical trial for the development of INS37217 Respiratory for cystic fibrosis in late 2000. We intend to develop INS37217 Respiratory for cystic fibrosis as a chronic use agent in an inhaled delivery form.

     INS37217 Respiratory is designed to enhance the lung's innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired by a genetic defect. By hydrating airways and stimulating mucociliary clearance through stimulation of the P2Y2 receptor, we expect that INS37217 Respiratory will help keep the lungs of cystic fibrosis patients clear of thickened mucus, reducing infections and the damage that occurs as a consequence of the retention of thick and tacky infected secretions. We further believe that these effects may result in reduced frequency and length of hospitalizations, reduced need for antibiotics and other medications, reduced deterioration of respiratory function, and improved respiratory symptoms and health status. In addition, this product is expected to be complementary with the two approved products, Pulmozyme(R) and TOBI(R), neither of which affects the underlying ion-transport defects in cystic fibrosis airways.

     We expect to receive orphan drug status and an accelerated regulatory approval process for INS37217 Respiratory for the treatment of cystic fibrosis. In December 1999, we entered into a co-development partnership with Genentech to develop P2Y2 agonists for respiratory diseases, including cystic fibrosis, throughout the world outside Japan. See "--Corporate Collaborations."

     INS37217 Respiratory for Sinusitis

     INS37217 Respiratory is also being developed to treat sinusitis, an infectious and inflammatory condition of the nose and sinuses that often results in painful flare-ups of the illness. We believe that increasing mucociliary clearance in the nose and sinuses with INS37217 Respiratory may be beneficial for treating this condition. Clinical studies with other P2Y2 agonists such as INS316 have already shown that these agents open ion channels in the nasal mucosa thus hydrating this surface. It is expected that INS37217 Respiratory will also stimulate mucociliary clearance in the sinuses. We estimate that sinusitis affects approximately 12% of the U.S. adult population, or approximately 25 million adults. The current market consists of both over-the-counter and prescription treatments. Our research and development of drug candidates in this area depends on our collaboration with Genentech. See "--Corporate Collaborations."

     INS316 for Respiratory Diagnostics

     INS316 Diagnostic, a P2Y2 agonist with a short duration of action, is being developed as an acute-use inhaled solution to stimulate enhanced clearance of mucus from the lungs to provide a deep-lung sputum sample for diagnosing lung disease and infections. We have conducted four clinical trials to evaluate INS316 Diagnostic's utility as an acute use agent. These clinical studies have demonstrated that INS316 Diagnostic is well tolerated and appears to enhance the ability of patients to produce rapidly an adequate deep-lung specimen. These studies were conducted in healthy volunteers, as well as chronic smokers and patients with chronic bronchitis who are at a high risk for developing lung cancer and lung infections. Phase II studies in patients diagnosed with or suspected of having lung cancer have now been completed.

     INS316 Diagnostic has been administered by inhalation to more than 325 patients, and has been well tolerated in these trials. INS316 Diagnostic's safety profile is based on studies including non-smokers, smokers, patients with obstructive lung diseases and patients diagnosed with or suspected of having lung cancer, and on the results of good laboratory practice, genotoxicity and 28-day inhalation toxicology studies. We believe that INS316 Diagnostic is rapidly degraded in blood and plasma and, so has minimal systemic absorption. Therefore, the potential for unwanted side effects is minimized.

     These studies have demonstrated that single inhaled doses of INS316 Diagnostic significantly enhance clearing of mucus from the lungs relative to that following administration of normal saline solution. These effects occurred within a few minutes following dosing and were dose-related. Specimens obtained from individuals exposed to INS316 Diagnostic were found to be highly enriched with cell types characteristic of deep-lung secretions, including alveolar macrophages and ciliated epithelial cells, when compared to samples from individuals exposed to a placebo. These findings were statistically significant. In a trial in 25 patients with chronic bronchitis who are at high risk for lung cancer, 90% of the patients produced an adequate deep-lung specimen following INS316 Diagnostic inhalation versus only 25% following inhalation of a placebo. These study results were statistically significant. Based on these encouraging results and the recently completed Phase II lung cancer trials, we except to move INS316 Diagnostic into Phase III testing in 2001.

     In September 2000, we entered into a licensing agreement with Kirin. Pursuant to this agreement Kirin has obtained rights to develop and commercialize INS316 Diagnostic in twenty-one Asian countries and regions, including Japan. See "--Corporate Collaborations."

     INS365 Ophthalmic for Dry Eye Disease

     INS365 Ophthalmic is being developed as a topical eye drop for the treatment of dry eye disease. A series of good laboratory practice ocular toxicology studies have been completed to support the ongoing clinical program. In preclinical testing, topically applied INS365 Ophthalmic produced a consistent, statistically significant increase in tear secretion, relative to that produced by normal saline controls. INS365 Ophthalmic has also enhanced mucin secretion on the ocular surface in several preclinical models. Many of these studies were conducted by our Asian partner, Santen. The preclinical study results were statistically significant in multiple relevant dry eye models.

     We have completed one Phase I clinical trial in 50 healthy subjects and demonstrated good ocular safety and tolerability. We also completed a Phase IIa study in 35 patients with mild to moderate dry eye, which showed the product candidate to be well tolerated in the target patient population. In the fall of 2000 we completed a multi-center Phase II clinical trial. This study enrolled 158 patients with dry eye disease. Patients were treated with multiple-daily doses of placebo (saline drops) or INS365 Ophthalmic for up to six weeks. Clinical efficacy measures included both objective and subjective parameters for measuring ocular surface health. The results of this study were positive and based on these results a large-scale Phase III program has been initiated and is underway in the United States.

     In December 1998, we entered into a joint development, license and supply agreement with Santen in Asia. Santen is a premier ophthalmic company and markets the only approved prescription product for dry eye disease in Japan. Santen has filed an IND with Japanese regulatory authorities and has begun Phase I testing in Japan. See "--Corporate Collaborations."

     INS37217 Ophthalmic for Retinal Disease

     INS37217 Ophthalmic, a second-generation proprietary P2Y2 receptor agonist, is being developed as a sterile intravitreal injection for the treatment of retinal disease, including retinal detachment, a separation of the retina from the eye. Retinal detachment occurs when fluid accumulates between the retina and the underlying retinal epithelium. We estimate, based on an extrapolation from United States data, that retinal detachment affects approximately 200,000 people in the eight major international prescription pharmaceutical markets. This condition leads to loss of vision, and when left untreated, can result in permanent damage to the retina, a sensory organ at the back of the eye that is responsible for vision, and irreversible blindness. Previous work conducted in vitro has shown that the retinal pigment epithelium contains P2Y2 receptors at the retinal-facing membrane, which can be stimulated by appropriate agonists to enhance fluid absorption across the retinal pigment epithelium. Later work conducted in vivo has demonstrated the ability of INS37217 Ophthalmic to facilitate the reattachment of the retina to the retinal pigment epithelium in two distinct animal models. Retinal disease in humans may result from several ophthalmic diseases, ocular trauma, or side-effects from invasive intraocular surgery. There is currently no pharmaceutical treatment for retinal detachment.

     We have completed a series of preclinical studies with INS37217 Ophthalmic and have completed intravitreal toxicology to support initiation of clinical trials. We filed an IND with the FDA in December 2000 and expect to initiate clinical testing in patients in the first half of 2001.

Corporate Collaborations

     Genentech, Inc.

     In December 1999, we entered into a collaboration with Genentech to develop treatments for respiratory disorders, including chronic bronchitis, cystic fibrosis and sinusitis. Under the terms of the agreement, we granted an exclusive license to Genentech for the use of INS365 Respiratory and our other related P2Y2 agonists existing on the date of the agreement for all human therapeutic uses for the treatment of respiratory tract disorders throughout the world, excluding Japan. In addition, Genentech has an exclusive license for the use of INS365 Respiratory and such existing P2Y2 agonists for all human therapeutic uses for the treatment of sinusitis and middle ear infection worldwide. Finally, Genentech has the right to use related P2Y2 agonists we discover and develop for these uses and in these territories during the term of the agreement upon reimbursing us for discovery costs or funding our discovery efforts leading to those compounds. However, even if Genentech does not reimburse or fund our discovery efforts, we have agreed not to develop any such P2Y2 agonist for use in the therapeutic respiratory field during the term of our agreement.

     We have established joint project teams to oversee and coordinate the joint development programs and a joint steering committee to establish the strategy and manage the relationship. Under the terms of the agreement, we provide bulk active drug substance to Genentech for its requirements, at an agreed-upon price, through the end of Phase II. After Phase II, Genentech is responsible for obtaining or manufacturing all of its bulk active drug substance requirements.

     We received an up-front payment of $15 million, comprising a non-refundable cash license fee, funding for the Phase II clinical trials for chronic bronchitis and the purchase of shares of our preferred stock, which subsequently converted to shares of our common stock. In the third quarter of 2000, we also received a $1 million payment in the form of an equity investment for the achievement of a technical milestone. In addition, depending on whether all milestones in each of the chronic bronchitis, cystic fibrosis and sinusitis development programs are met, we could receive additional payments of up to $62 million, of which $1 million would be in the form of an equity investment by Genentech at the fair market value of the stock at the time of the investment. Genentech is required to pay us royalties on net sales of products licensed under the agreement.

     In the United States, we will lead the early clinical development of INS37217 Respiratory for the treatment of cystic fibrosis through the end of Phase II clinical trials. We then have the option to continue to co-fund the development of the product in the United States in exchange for a share of United States operating profits instead of royalties. In addition, we have the option, any time before Genentech initiates pre-launch activities, to choose to co-promote the product in the United States at our own expense.

     We are responsible for conducting, in collaboration with Genentech, the Phase II clinical trials for INS365 Respiratory for chronic bronchitis. We will also lead the preclinical program for INS37217 Respiratory for the treatment of sinusitis, and will be responsible for filing the IND for such compound.

     Genentech is responsible for all other development conducted under the agreement, including all development outside the United States and in their territories, and for all other regulatory submissions, filings and approvals relating to products. Genentech is required to use commercially reasonable efforts to conduct development, seek regulatory approvals and market and sell the products.

     The agreement will be in effect until all patents licensed under the agreement have expired. If we exercise our option to co-fund the development of INS37217 Respiratory for the treatment of cystic fibrosis, then the agreement will remain in effect for those products in the United States until the products are no longer being marketed in the United States. Either Genentech or we may terminate the agreement if the other materially breaches the agreement. In addition, Genentech has the right, by giving us 150 days prior notice, to terminate the agreement at any time. If Genentech breaches the agreement or terminates the agreement early other than for our breach, Genentech's license will terminate. Genentech must provide us with all data and information relating to our products, and Genentech must assign or permit us to cross-reference all regulatory filings and approvals.

     Kissei Pharmaceutical Co., Ltd.

     In September 1998, we entered into a Joint Development, License and Supply Agreement with Kissei for the development of INS365 Respiratory for all therapeutic respiratory applications, excluding sinusitis and middle ear infection, in Japan. We granted Kissei an exclusive license to INS365 Respiratory in the field in Japan and a first right to negotiate a license to particular P2Y2 agonists that show utility as inhalation products for respiratory uses in Japan.

     We established a joint development committee with Kissei to oversee the development program, approve development plans, protocols and studies, and review and approve all regulatory submissions and filings. In consultation with Kissei, we are responsible for formulation of the compound and the design of the delivery system to be used. We are also responsible, through the use of development and manufacturing liaisons, for coordinating and facilitating communications among our corporate partners for the worldwide development and manufacture of INS365 Respiratory. Kissei is responsible for all development of the compound and all regulatory filings.

     We received an up-front payment of $4.5 million, which included the purchase of shares of our preferred stock, which subsequently converted into shares of our common stock. In addition, depending on whether all milestones are met, we could receive additional payments of up to $13.0 million, as well as royalties on net sales of licensed products. To date, we have received $2.1 million in milestone payments. We also are receiving funding for development and manufacturing liaison staff positions.

     We are obligated to supply Kissei with its requirements of INS365 Respiratory in bulk drug substance at our cost. In addition, we are obligated to supply Kissei with its requirements of finished product contained in a vial or nebule and in a delivery system approved by the joint development committee for all clinical trials to be conducted by Kissei. Kissei will pay us an agreed-upon transfer price for all such supplies. We have also agreed to negotiate a commercial supply arrangement with Kissei at the appropriate time to supply Kissei's requirements of finished product and the delivery system.

     The agreement will terminate when all patents licensed under the agreement have expired. Either Kissei or we may terminate the agreement if the other materially breaches the agreement. In addition, Kissei has the right, by giving us three months prior notice, to terminate the agreement at any time if Kissei determines that continued development or marketing of the product is scientifically or economically infeasible. If Kissei breaches the agreement or terminates the agreement early other than for our breach, Kissei's license will terminate. Kissei will provide us with all data and information relating to our products, and Kissei will assign or permit us to cross-reference all regulatory filings and approvals.

     Santen Pharmaceutical Co., Ltd.

     In December 1998, we entered into a Development, License and Supply Agreement with Santen for the development of INS365 Ophthalmic for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Asia. Under the agreement, we granted Santen an exclusive license to market INS365 Ophthalmic for ocular surface diseases in Japan, China, South Korea, the Philippines, Thailand, Vietnam, Taiwan, Singapore, Malaysia and Indonesia.

     We established a coordinating committee to review and evaluate Santen's progress in the development and commercialization of products. Santen is responsible for all development, regulatory submissions, filings and approvals, and all marketing of products. We are obligated to supply Santen with its requirements of INS365 Ophthalmic in bulk drug substance form for all preclinical studies, clinical trials and commercial requirements at agreed-upon prices.

     Under the terms of the agreement, we received an up-front equity investment of $1.5 million in shares of our preferred stock, which subsequently converted into shares of our common stock. In addition, depending on whether all milestones are met, we could receive additional payments of up to $4.75 million, as well as royalties on net sales of licensed products. The Company has not received any milestone payments to date under the Santen agreement.

     The agreement will terminate when all patents licensed under the agreement have expired. Either Santen or we may terminate the agreement if the other materially breaches the agreement. In addition, we have the right to terminate the agreement at any time if we determine, subject to the coordinating committee's review and arbitration, that Santen has not made reasonably sufficient progress in the development or commercialization of products. If Santen breaches the agreement, or if we terminate the agreement because Santen has not made sufficient progress, Santen's license will terminate, and Santen will provide us with all data and information relating to our products, and will assign or permit us to cross-reference all regulatory filings and approvals.

     Kirin Brewery Co., Ltd. Pharmaceutical Division

     In September 2000, we entered into a License Agreement with Kirin for the development and commercialization of INS316 Diagnostic. Under the agreement we granted Kirin an exclusive license to commercialize INS316 Diagnostic in twenty-one Asian countries and regions, including Japan.

     We established a coordinating committee to review and evaluate Kirin's progress in the development and commercialization of a product and to provide input and recommendations regarding development of the products Kirin is responsible for all development regulatory submissions, filings and approvals and all marketing of the products. We are responsible for providing to Kirin copies of preclinical and clinical data relating to the development and commercialization of the products. Under the terms of the agreement, we received an upfront payment in cash and will receive milestone payments based on clinical success and approval.

     The agreement will terminate as to a product on the later of the 10th anniversary of the first commercial sale of the product or the date on which the sale of the product ceases to be covered by a licensed clause under the agreement. Either Kirin or we may terminate the agreement if the other materially breaches the agreement. In addition, Kirin has the right, by giving us 180 days prior notice, to terminate the agreement at any time.

Discovery

     Our scientists have specific expertise and proprietary knowledge relating to the design and synthesis of P2Y receptor agonists, and we have invested heavily in state-of-the-art equipment and laboratory space for performing synthetic chemistry, determination of compound structure and receptor location and function identification. We have acquired, by licenses and/or material transfer agreements, rights to three of the five unique human P2Y receptors that have been functionally expressed. We have cloned and expressed the other two receptors in-house.

     Our discovery effort is focused on conducting studies using our proprietary cell-based MUCOSA(TM) assay system, a cell-based scientific test that measures biological activities caused by stimulation of P2Y receptors, to identify new compounds that specifically and selectively bind to members of the P2Y receptor family. The MUCOSA high-volume assay enables us to identify agonists and antagonists that act at specific receptor subtypes and have demonstrated a level of specificity and activity that merits further investigation. We use data from the assays to design and synthesize compounds specific to each P2Y receptor subtype which can be advanced to clinical trials.

     By screening against several P2Y receptor subtypes, we have been able to identify agonists and/or antagonists that interact preferentially with a specific receptor subtype. Several proprietary discovery compounds, including new chemical entities, with promising stability and metabolic profiles, are being actively explored. We intend to conduct further preclinical development studies to advance such proprietary compounds to project status, if appropriate. These compounds will then be targeted to the treatment of new disease areas, as identified through our strategic planning process.

     We obtain access to chemical libraries through our own proprietary combinatorial chemistry, commercial sources and corporate agreements. The chemicals are screened for both agonist and antagonist activity. Our chemistry department also assists in the development of analytical protocols used by contract service organizations for analysis of a drug substance, clinical trials material and drug stability studies which will be incorporated into IND and new drug application (NDA) filings.

     We use sponsored research agreements to investigate specific biological processes to augment our technology platform. We have sponsored research at major universities, including The University of North Carolina at Chapel Hill, Columbia University, the University of Southern California, Duke University, Schepens Eye Research Institute, Boston University and Brigham and Women's Hospital.

Patents and Proprietary Rights

     We believe that the proprietary protection of our product candidates, processes and know-how is important to the success of our business. We aggressively file and prosecute patents covering our proprietary technology, and, if warranted, will defend our patents and proprietary technology. As of December 31, 2000, we owned or licensed patent rights consisting of 21 issued United States patents, none of which expire before 2011, and numerous pending applications in the United States and corresponding patents and patent applications in foreign jurisdictions. We seek patent protection for our proprietary technology and products in the United States and Canada and in key commercial European and Asia/Pacific countries and other major commercial sectors of the world, as appropriate. We intend to seek protection in the United States and foreign countries for trademarks from time to time. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

     In March 1995 and September 1998, we entered into two agreements with The University of North Carolina at Chapel Hill ("UNC") granting us exclusive worldwide licenses to develop, make, use and sell products based on UNC patented technology relating to the use of P2Y2 receptor agonists for respiratory therapeutics, such as INS365 Respiratory, and respiratory diagnostics, such as INS316 Diagnostic. The United States government may have limited rights in some of this UNC patented technology. We also entered into a third agreement that granted us a non-exclusive worldwide license to use other UNC patented technology as a research tool to identify agonists and antagonists for P2Y receptors. The agreements require us to pay licensing fees upon the attainment of development milestones and royalties on net sales or a share of sublicensing income on products covered by the patents. We are also required to meet due diligence milestones and UNC may terminate the licenses if we fail to do so. In connection with the licenses, we issued to UNC an aggregate of 326,286 shares of our common stock, of which 128,610 shares have been transferred to the inventors of the licensed UNC patented technology. We have also entered into consulting agreements with some of the inventors of these technologies, all of whom are from The University of North Carolina at Chapel Hill, including Dr. Richard C. Boucher, one of our founders and a member of our Board of Directors, M. Jackson Stutts, Kendall Harden and Michael Knowles, in which they agreed to consult with us regarding their respective fields of knowledge.

     Additional patent applications have since been filed on discoveries made in support of such technologies, from research conducted at The University of North Carolina at Chapel Hill or in our own laboratories. Our sponsored research agreements, material transfer agreements, and other collaborations have the potential to result in license agreements with universities, institutes and businesses. We believe that our patents and licensed patents provide a substantial proprietary base that will allow us, and our collaborative partners, to exclude others from conducting our business as described in this prospectus and as encompassed by our issued patents and issued patents licensed to us. We cannot be sure, however, that pending or future applications will issue, that the claims of any patents which do issue will provide any significant protection of our technology or that our directed discovery research will yield compounds and products of therapeutic and commercial value.

     Our competitors or potential competitors may have filed for or have received U.S. and foreign patents and may obtain additional patents and proprietary rights relating to compounds or processes which may compete with our product candidates. Accordingly, there can be no assurance that our patent applications will result in patents being issued or that, if issued, the claims of the patents will afford protection against competitors with similar technology, nor can we be sure that others will not obtain patents that we would need to license or get around.

Manufacturing and Supply

     We do not engage in, and do not expect to engage in, the manufacture of bulk active pharmaceutical ingredient for preclinical, clinical or commercial purposes. We rely on a contract manufacturing supply agreement with a single manufacturer for the development stage production of INS316, INS365 and INS37217. We have identified an alternative supplier as a backup. We have already obtained clinical trial grade material of these compounds from the lead supplier. In addition, we expect the same lead manufacturer will supply commercial quantities of INS316, INS365 and INS37217 for both respiratory and ophthalmic applications. We believe this lead manufacturer is capable of producing sufficient quantities for commercial purposes within current good manufacturing practices. See "Risk Factors--If we are unable to contract with third parties for synthesis and manufacturing of our product candidates for preclinical testing and clinical trials and for large scale manufacturing of any of our drug candidates, we may be unable to develop or commercialize products."

     We currently obtain all of our bulk active ingredient for INS316, INS365 and INS37217 from Yamasa Corporation, in Choshi, Japan, but the first two are also available from other fine chemical manufacturers. In addition to the bulk active ingredient, our products are made up of sodium chloride, sodium hydrochloric acid and sterile water, all of which are readily available from numerous sources. Our products are packaged in unit-dose vials, which we obtain from Cardinal Health Manufacturing Services - Automatic Liquid Packaging of Woodstock, Illinois, but these vials are also available from other commercial filling and packing companies.

Competition

     Many drug companies engage in research and development to commercialize products to treat chronic bronchitis, cystic fibrosis, dry eye disease and other diseases that we are researching. We compete with these companies for funding, access to licenses, personnel, third-party collaborators and product development. Almost all of these companies have substantially greater financial, marketing, sales, distribution and technical resources and more experience in research and development, clinical trials and regulatory matters, than we do. We are aware of existing palliative treatments that will compete with our products.

     We believe that several major pharmaceutical companies have initiated research programs to design P2Y receptor agonists or antagonists; however, we are not aware of any competing P2Y2 receptor agonists that have entered clinical testing. If successfully developed and commercialized, our products will compete with existing therapeutics and improved versions of these treatments.

     The current therapeutic approaches used in the treatment of chronic bronchitis are palliative and are aimed at reducing airway inflammation, respiratory infections and airflow obstruction. These approaches include corticosteroids and other anti-inflammatory agents, bronchodilators and antibiotics. We are aware of many anti-inflammatory agents, including Azmacort(R), Beclovent(R) and antibiotics such as Biaxin(R) and Zithromax(R). We believe that other anti-inflammatory agents are in development. Numerous bronchodilators are also on the market, including among others generic albuterol, Alupent(R), Proventil(R), Ventolin(R), Serevent(R), and Theo-Dur(R). Outside of the United States, mucolytics, agents that liquefy or reduce the viscoelastic consistency of mucus, are widely used even though they have shown minimal efficacy in well-controlled trials.

     Although we believe that none of the therapeutic approaches described above address the underlying problem of excessive retained mucus and impaired mucociliary clearance, drugs based on other therapeutic mechanisms may be efficacious in treating respiratory diseases. The development by others of treatments that are not related to our mucociliary clearance approach could render our product candidates non-competitive or obsolete.

     There are two products approved in the United States specifically for the treatment of cystic fibrosis: Pulmozyme(R), an agent designed to break up thickened airway secretions, and TOBI(R), an inhaled antibiotic. Pulmozyme(R) is marketed by Genentech, which is one of our collaborative partners.

     The current prescription and non-prescription treatments for dry eye disease include artificial tear replacement therapy or lubricant drops. The only prescription pharmacological agent in late-stage clinical trials for dry eye is Restasis(R) from Allergan. We are aware of early clinical trials with various other potential products as possible alternative modes of therapy.

Governmental Regulation

     The research, development, testing, manufacture, promotion, marketing and distribution of human therapeutic and diagnostic products are extensively regulated by government authorities in the United States and other countries. In the United States, the FDA regulates drugs and diagnostic products and similar regulatory bodies exist in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

     . preclinical laboratory tests, preclinical studies in animals and formulation studies and the submission to the FDA of an IND for a new drug;

     . adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

     .    the submission of an NDA to the FDA; and

     . FDA review and approval of the NDA before any commercial sale or shipment of the drug.

     Preclinical tests include laboratory evaluation of product toxicity and formulation, as well as animal studies. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required before the commencement of clinical testing in humans. At any time during this 30-day period or later, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The IND process may be extremely costly and substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

     Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. During Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

     .    assess the efficacy of the drug in specific, targeted indications;

     .    assess dosage tolerance and optimal dosage; and

     .    identify possible adverse effects and safety risks.

     If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials, also called pivotal studies, major studies or advanced clinical trials, are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites.

     After successful completion of the required clinical testing, generally a NDA is submitted. The FDA may request additional information before accepting a NDA for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

     If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may give us either an approval letter or an approvable letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the NDA and authorization of commercial marketing of the drug for particular indications. The FDA may refuse to approve the NDA or give us a non-approvable letter, outlining the deficiencies in the submission and often requiring additional testing or information. If regulatory approval of a product is granted, it will be limited to particular disease states or conditions.

     We and any of our contract manufacturers are also required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved before we can use them in commercial manufacturing of our products. Our contract manufacturers or we may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements.

     Outside the United States, our ability to market our products will also depend on our receipt of marketing authorizations from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within Europe procedures are available to companies wishing to market a product in more than one European Union member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process, including those in Europe and Japan, involves all of the risks associated with FDA clearance discussed above.

Employees

     As of December 31, 2000, we had 37 full-time employees, 16 of whom were involved in our drug discovery and preclinical programs, 12 of whom were engaged in development programs, and nine of whom were involved in administrative activities. In addition, we utilize part-time employees and outside contractors and consultants as needed. Employees are required to execute a confidentiality and assignment of trade secrets agreement. Our employees are not represented by a labor union.

Scientific Advisory Board

     We are advised by an international scientific advisory board currently composed of eight members with expertise in the fields of statistics, molecular biology, genetic research and medicine. We meet periodically with our scientific advisory board to review and discuss specific projects with those members who are experts in the subjects being discussed. In addition, we may consult individual board members as to matters in their respective areas of expertise. Our scientific advisory board currently is composed of the following individuals:

          Richard Boucher, M.D. and Benjamin R. Yerxa, Ph.D. are Co-Chairmen of the Scientific Advisory Board. See "Management--Executive Officers and Directors."

          Dennis Ausiello, M.D. is Chief of Medicine at Massachusetts General Hospital and Professor of Medicine at Harvard Medical School. He is an internationally recognized expert in the cell biology of ATP receptors, sodium ion channels and water channels.

          Carol Basbaum, Ph.D. is Professor of Anatomy at the University of California at San Francisco and is an expert in lung mucin production. Her interests focus on both the biology of the mucin secretory cell in the lung and the regulation of mucin gene expression. A particular interest has been bacterial pathogen-mucin gene regulatory interactions.

          Geoffrey Burnstock, D.Sc. is Director, Autonomic Neuroscience Institute, and Professor, Department of Anatomy and Developmental Biology, Royal Free Hospital School of Medicine. He originally conceived the idea of purinergic nerves and receptors for extracellular adenine nucleotides. He is the leader of the purinergic receptor field. He is the recipient of many international wards and is a fellow of the Royal Society.

          Mark Leppert, Ph.D. is Associate Professor, Eccles Institute of Human Genetics, University of Utah. He is a geneticist/molecular biologist. He is a central figure in the internationally recognized University of Utah human genome effort. His particular interest is mapping human diseases to define the molecular basis of human disease.

          Lee Limbird, Ph.D. is Associate Vice Chancellor for Research, Vanderbilt University Medical Center, Professor of Pharmacology and Chair, Department of Pharmacology Vanderbilt University. Her research has focused on the structure and function of G-protein coupled receptors with particular emphasis on adrenergic receptors. A current interest is delineation of the molecular basis of membrane targeting of receptors in polarized cells. She was awarded the John Jacob Abel Award given to the most outstanding young pharmacologist in 1987.

          David Westfall, Ph.D. is Vice President, Academic Affairs, University of Nevada-Reno and Professor of Pharmacology, University of Nevada School of Medicine. He has been a leader in Physiological and pharmacological studies of purinergic receptors for the last two decades. His research includes a major interest in purinergic receptors in the nervous system and on smooth muscle of the urinary tract.

Risk Factors

     An investment in the shares of our common stock involves a substantial risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. There are a number of important factors that could cause our actual results to differ materially from those indicated by any forward-looking statements in this document. These factors include, without limitation, the risk factors listed below and other factors presented throughout this document and any other documents filed by us with the Securities and Exchange Commission.

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

     Generally, all of our product candidates are in research or preclinical development, with only four, INS365 Respiratory, INS365 Ophthalmic, and INS316 Diagnostic, INS37217 Respiratory currently in clinical trials. The results of preclinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our ongoing clinical studies might be delayed or halted for various reasons, including:

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

     In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering product candidates. Physicians have administered our current product candidates for the treatment or diagnosis of respiratory disorders, INS365 Respiratory, INS316 Diagnostic and INS37217 Respiratory, using a jet nebulizer, a device that generates and delivers a fine mist derived from a liquid, which is inhaled into the lungs, in their respective clinical studies. Although the use of a jet nebulizer is an effective and well accepted means for administering products for inhalation with respect to acute use and, to a lesser degree, chronic use, we believe more convenient methods of delivery and administration, such as a hand-held inhalation device, may be necessary in the case of INS365 Respiratory and INS37217 Respiratory, to more fully address chronic use. Our testing of prototype hand-held inhalation devices is at an early stage and we may not be able to develop or find a convenient hand-held device that works in patients with chronic bronchitis. Our current product candidate for the treatment of dry eye disease, INS365 Ophthalmic, is applied from a vial containing a single dose of medication. Patients may prefer to purchase the medication in a bottle containing a sufficient quantity of medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Similar challenges exist in identifying and perfecting convenient methods of administration for many of our other product candidates.

WE INTEND TO RELY ON THIRD PARTIES TO DEVELOP, MARKET, DISTRIBUTE AND SELL OUR PRODUCT CANDIDATES AND THOSE THIRD PARTIES MAY NOT PERFORM.

     We do not yet have the ability to independently market, distribute or sell our products and intend to rely on experienced third parties to perform, or assist us in the performance of, all of those functions. We may not identify acceptable partners or enter into favorable agreements with them. If third parties do not successfully carry out their contractual duties or meet expected deadlines, we will be unable to obtain required governmental marketing approvals and will be unable to sell our products.

OUR DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY.

     Our business strategy depends upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have development collaborations with four collaborators, Genentech, Kissei, Santen and Kirin. The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Genentech has the right, by giving us 150 days prior notice, to terminate our collaboration. Similarly, Kirin has the right to terminate our license agreement by giving us 180 days prior notice. If we do not maintain the Genentech, Kissei, Santen or Kirin collaborations or establish additional research and development collaborations or licensing arrangements it will be difficult to develop and commercialize therapeutic or diagnostic products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us. Our current or any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market therapeutic or diagnostic products on our own. As a result, we will continue to depend on collaborators and contractors for the preclinical study and clinical development of therapeutic products and for regulatory approval, manufacturing and marketing of therapeutic and diagnostic products which result from our technology. The agreements with collaborators typically will allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the preclinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our research programs.

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

     We have experienced significant losses since inception. We incurred net losses of $14.6 million for the year ended December 31, 2000, $9.0 million for the year ended December 31, 1999, and $7.5 million for the year ended December 31, 1998. As of December 31, 2000 our accumulated deficit was approximately $47.9 million. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase substantially in the near-term due to expanded research and development efforts, preclinical studies and clinical trials. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

   We have used substantial amounts of cash to fund our research and development activities. In the fiscal year ended December 31, 2000 our operating expenses exceeded $20.0 million. We expect our capital and operating expenditures to increase over the next several years as we expand our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

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

   We anticipate that our operating expenses will exceed $25.0 million over the next twelve months. We also expect to purchase capital equipment at a cost of approximately $2.0 million. Following the twelve-month period, we expect our operating expenses to increase as we continue to develop our product candidates. We intend to rely on Genentech, Kissei, Santen, Kirin, future collaborators and the proceeds of our initial public offering for significant funding in support of our development efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH BIOTECHNOLOGY COMPANIES AND ESTABLISHED PHARMACEUTICAL COMPANIES.

   The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. These competitors include Abbott, Astra Zeneca, Boehringer Ingelheim, GlaxoSmithKline, and Pfizer. Many of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than we or our collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Our competitors may develop technologies and drugs that are safer, more effective or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. The products of our competitors marketed to treat chronic bronchitis include anti-inflammatory products, such as Azmacort(R) and Beclovent(R), bronchodilators such as Atrovent(R) and Proventil(R), and antibiotics such as Biaxin(R) and Zithromax(R). Pulmozyme(R), a Genentech product, and TOBI(R) from Chiron are examples of products used to treat cystic fibrosis. The main current treatments for dry eye disease involve artificial tear replacement drops. In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete. Our competitors may also be more successful in production and marketing.

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

FAILURE TO HIRE AND RETAIN KEY PERSONNEL MAY HINDER OUR PRODUCT DEVELOPMENT PROGRAMS AND OUR BUSINESS EFFORTS.

     We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President, Chief Executive Officer and director; and Gregory J. Mossinghoff, our Senior Vice President and Chief Business Officer. If either of these people leave us, we may have difficulty conducting our operations. We have not entered into agreements with any of the above principal members of our management and scientific staff that bind any of them to a specific period of employment. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

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

     Our directors, executive officers and current 5% stockholders and their affiliates beneficially own over 45% of the common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as our merger with or into another company, a sale of substantially all of our assets and amendments to our amended and restated certificate of incorporation. The decisions of these stockholders may conflict with our interests or those of our other stockholders.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND YOUR INVESTMENT IN OUR STOCK MAY DECLINE IN VALUE.

     The market price of our common stock is likely to be highly volatile. Factors that could cause volatility and could result in declines in the market price of our common stock include among others:

     . announcements made by us concerning results of our clinical trials with INS365 Respiratory, INS365 Ophthalmic, INS316 Diagnostic, INS37217 and any other product candidates;

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

FUTURE SALES BY OUR CURRENT STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Sales of our common stock by our current stockholders in the public market could cause the market price of our stock to fall. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of December 31, 2000, there were 25,515,087 shares of common stock outstanding. Of these outstanding shares of common stock, all of the 6,325,000 shares sold in our initial public offering are freely tradable, without restriction under the Securities Act of 1933, as amended, unless purchased by our "affiliates." Existing stockholders, who hold the remaining 19,190,087 shares of common stock, hold "restricted shares" which may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144 under the Securities Act.

     Holders of 16,340,084 shares of common stock and options and warrants to purchase 356,823 shares of common stock, held as of December 31, 2000, are entitled to registration rights. Upon registration, these shares may be freely sold in the public market.

     We may issue additional shares:

     .    to employees, directors and consultants;

     .    in connection with corporate alliances;

     .    in connection with acquisitions; and

     .    to raise capital.

     On February 28, 2001, we filed a registration statement on Form S-8, which registered shares of common stock under our Amended and Restated 1995 Stock Plan, as amended. The registration statement registered 3,004,220 shares of our common stock that were issued or sold or may be issued and sold under such plan.

     As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time.

Item 2.    Properties.

     The Company leases facilities that comprise approximately 17,500 square feet in Durham, North Carolina adjacent to the Research Triangle Park, through several leases. The leases expire in August 2003, May 2003 and December 2003 and are renewable. The Company anticipates acquiring additional space to allow for all potential expansionary needs over the next one to two years.

Item 3.    Legal Proceedings.

     The Company is not a party to any material legal proceedings.

Item 4.    Submission of Matters to a vote of Security Holders

     Not applicable.

                                     PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder
           Matters.

     The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "ISPH" since August 3, 2000. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on the Nasdaq National Market:

                            2000                          High              Low
                            ----                          ----              ---

                    Third Quarter (commencing           $30.63            $13.50
                      August 3, 2000)

                    Forth Quarter                       $31.75            $18.00

     As of March 15, 2001, there were 114 record holders of the Common Stock, with beneficial stockholders in excess of 400. On March 1, 2001, the last sale price reported on the Nasdaq National Market for the Common Stock was $9.00 per share.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends in the foreseeable future. Any earnings that the Company may realize will be retained to finance the growth of the Company.

     On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds after deduction of expenses were approximately $69.3 million. Through December 31, 2000, all of the net proceeds of the offering were being temporarily invested in interest bearing investment grade securities and certificates of deposit which are classified as available for sale.

     During the year ended December 31, 2000, we granted stock options to employees, directors and consultants under our stock option plan covering an aggregate of 748,995 shares of our common stock. The weighted average exercise price of the stock options granted during the year ended December 31, 2000 was $12.228 per share. During the year ended December 31, 2000, we sold 295,526 shares of our common stock to employees, directors and consultants upon the exercise of outstanding stock options. The stock options exercised during the year ended December 31, 2000 had exercise prices ranging from $0.1225 to $0.42 per share. In October 2000, a security holder exercised a warrant to purchase shares of common stock. Under the terms of the warrant, the Company issued 8,197 shares of common stock to the security holder pursuant to a "net issue exercise" in which the purchase price of the stock was paid by the cancellation of a portion of the warrant.

     The sale and issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation or were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) as a transactions not involving a public offering. Appropriate legends were affixed to the stock certificates issued in these transactions. The recipient either received adequate information about the Company or had access, through employment or other relationships, to adequate information.

Item 6. Selected Financial Data

The selected statement of operations data and balance sheet data with respect to the years ended December 31, 2000, 1999, 1998, 1997 and 1996 set forth below are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below, and our financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of our future results.

                                                         (In thousands, except share amounts)
                                         --------------------------------------------------------------------
                                                                Year Ended December 31,
                                         --------------------------------------------------------------------
                                             2000          1999          1998          1997          1996
                                         ------------  ------------  ------------  ------------  ------------
Statement of Operations Data:
Revenue                                   $      5,368  $      1,104  $        360  $         --  $         --
                                          ------------  ------------  ------------  ------------  ------------
Operating expenses:
  Research and development (includes
      $838, $515, $68, $0 and $0,
      respectively of stock-based
      compensation)                             16,353         7,694         5,597         6,569         4,207
  General and administrative (includes
      $678, $519, $46, $0 and $0,
      respectively of stock-based
      compensation                               3,694         2,406         1,967         1,494         1,531
                                          ------------  ------------  ------------  ------------  ------------
Total operating expenses                        20,047        10,100         7,564         8,063         5,738
                                          ------------  ------------  ------------  ------------  ------------
Operating loss                                (14,679)       (8,996)       (7,204)       (8,063)       (5,738)
Other income (expense), net                      1,089           122            36           116          (44)
                                          ------------  ------------  ------------  ------------  ------------
Loss before provision for income
      taxes                                   (13,590)       (8,874)       (7,168)       (7,947)       (5,782)
Provision for income taxes                         400            60           360            --            --
                                          ------------  ------------  ------------  ------------  ------------
Net loss                                      (13,990)       (8,934)       (7,528)       (7,947)       (5,782)
Preferred stock dividends                        (594)          (62)            --            --            --
                                          ------------  ------------  ------------  ------------  ------------
Net loss available to common
      stockholders                        $   (14,584)  $    (8,996)  $    (7,528)  $    (7,947)  $    (5,782)
                                          ============  ============  ============  ============  ============
Net loss per common share -- basic
      and diluted                         $     (1.23)  $     (3.75)  $     (3.65)  $     (4.01)  $     (3.22)
                                          ============  ============  ============  ============  ============
Weighted average common shares
      outstanding -- basic and diluted          11,871         2,401         2,061         1,981         1,798

                                                                     December 31,
                                          --------------------------------------------------------------------
                                              2000          1999          1998          1997          1996
                                          ------------  ------------  ------------  ------------  ------------
Balance Sheet Data:
Cash and cash equivalents                 $     35,109  $     22,728  $      4,138  $      5,826  $        843
Total assets                                    82,993        25,620         5,446         7,229         2,568
Convertible preferred stock                         --        45,895        24,467        22,067         9,100
Common stock                                        26             2             2             2             2
Total stockholders' equity                      74,505        16,034           662         5,544           507

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion below contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to , our management. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled "Risk Factors."

I.   Overview

     We were founded in October 1993 under the name Innovative Pharmaceuticals, Inc. we changed our name to Inspire Pharmaceuticals in June 1994. In March 1995, we commenced operations following our first substantial financing. Since that time, we have been engaged in the discovery and development of novel pharmaceutical products that treat diseases which are characterized by deficiencies in the body's innate defense mechanisms of mucosal hydration and mucociliary clearance and other diseases. The Company's technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill for rights to certain developments from the founders' laboratories.

     Since inception, Inspire has primarily financed its operations through proceeds received from the sale of equity securities including private sales of preferred stock and the sale of common stock in its initial public offering, as well as revenues received under corporate collaborations. The Company operates in a single business segment and has no foreign operations.

II.  RESULTS OF OPERATIONS

     The Company's revenues for the year ended December 31, 2000 were $5.4 million compared to $1.1 million 1999 and $0.4 million in 1998. Revenues are derived from collaborative research and development agreements with strategic partners. The Company receives milestone payments under these collaborative research and development agreements based both on achievement by us and our partners of defined development milestones.

     The increase in year 2000 revenues relate to milestone payments received from Genentech and Kissei in the fourth quarter of 1999 and milestone payments received from Kissei, Santen and Kirin during the year ended December 31, 2000. Milestone payments received from Genetech, Kissei and Kirin are being recognized over the period of our ongoing research and development commitment under the collaborative research agreements with the respective companies. The increase in revenues during 1999 relate to recognition of a upfront payment received from Kissei in the third quarter of 1998.

     Research and development costs for the year ended December 31, 2000 were $16.4 million, compared to $7.7 million in 1999 and $5.6 million in 1998. Increased expenses reflect advancement of the Company's drug candidates through progressive clinical development phases. The Company expects to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies and number of patients treated.

     Increases in research and development expenses for the year ended December 31, 2000 are primarily due to increased external costs related to patent activities, research costs, preclinical testing, toxicology studies, clinical development activities, including intiation of Phase III clinical trials, and increased internal costs associated with additional personnel necessary to perform these activities.

     Increased research and development costs during 1999 relate to increased preclinical testing, costs related to patent activities, toxicology studies, increased clinical development activities and associated increases in personnel costs.

     General and administrative costs were $3.7 million for the year ended December 31, 2000, compared to $2.4 million in 1999 and $2.0 million in 1998. The Company's general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, facilities and information systems expenses.

     Increased general and administrative expenses for the years ended December 31, 2000 and 1999 resulted primarily from increased insurance and additional professional services, including legal, accounting and public relations services, to support the Company's strategic business collaborations and operations as a publicly traded company.

     Other income (expense), net totaled $1.1 million for the year ended December 31, 2000, compared to $0.1 million for 1999 and $36,000 for 1998. The increase in 2000 was due to higher interest income earned from larger average cash and investment balances partially offset by increased interest expense related to leased equipment and amortization of debt issuance costs.

     The provision for income taxes for the year ended December 31, 2000 was $0.4 million, compared to $60,000 in 1999 and $0.4 million in 1998. The fluctuations in the provision for income taxes are directly attributable to Japanese withholding taxes paid on milestone payments received from Japanese collaborative partners.



Liquidity and Capital Resources
-------------------------------

     The Company historically has financed its operations through the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial public offering.

     As of December 31, 2000, cash and cash equivalents totaled $35.1 million, an increase of $12.4 million as compared to December 31, 1999. The increase in cash and cash equivalents resulted from approximately $70.2 million in net proceeds our initial public offering, which was partially offset by the purchase of net investments in investment grade securities of $44.1 million, cash used by operations of $13.2 million, and $522,000 for the purchase of property and equipment.

     Cash used by operations of $13.2 million for the year ended December 31, 2000, represented the net loss of $14.0 million, an increase of $554,000 in receivables, an increase of $283,000 in prepaid expenses, and an increase of $202,000 in accounts payable and an increase of $1.4 million in deferred revenue, partially offset by an increase of $243,000 in accrued expenses, and net non-cash charges of approximately $3.0 million.

     Cash used in investing activities for the year ended December 31, 2000 was comprised of the purchase of investment grade securities, net of maturities, of $44.0 million and the purchase of property and equipment totaling $522,000.

     Cash from financing activities for the year ended December 31, 2000 was comprised of $70.2 million in net proceeds from our initial public offering and the exercise of warrants and payment of lease obligations of $217,000.

     The Company will not generate revenues, other than license and milestone payments, from the commercial sale of its products unless and until it or its licensees receive marketing clearance from the FDA and appropriate regulatory agencies in other countries. The Company cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or other such agencies will approve any of the Company's products.

     The Company enters into contractual arrangements associated with preclinical, toxicology and clinical studies for the development of its drug candidates. At December 31, 2000, the Company estimates its commitments to be approximately $15.3 million under these agreements. This estimate is dependent upon the results of the underlying studies and certain other variable components that may yield a result that differs from management's estimate.

     Additionally, the Company has entered into agreements with third parties to provide drug substance to satisfy its drug development requirements. At December 31, 2000, the Company estimates its commitment for drug substance to approximately $175,000. Similar to the preclinical, toxicology and clinical studies commitment, this estimate is subject to a number of variables that may result in the actual obligation differing from management's estimate.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The Company's exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense it must pay with respect to various outstanding debt instruments. The Company's risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and the Company's investments in interest rate sensitive financial instruments. Under the Company's current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company ensures the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. The Company reduces default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of the Company's interest sensitive financial instruments at December 31, 2000 or December 31, 2001. Declines in interest rates over time will, however, reduce the Company's interest income while increases in interest rates over time will increase interest expense.

Item 8.    Financial Statements and Supplementary Data.

     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.



                                    PART III

Item 10.   Directors and Executive Officers of the Company.

     For information concerning this item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 1, 2001, which information is incorporated herein by reference.

Item 11.   Executive Compensation.

     For information concerning this item, see the information under "Executive Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 1, 2001, which information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     For information concerning this item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 1, 2001, which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

        For information concerning this item, see the information under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 1, 2001, which information is incorporated herein by reference.

                                    PART IV

Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) The following documents are included as part of this Annual Report on Form 10-K:

   1.   Financial Statements:

                                                                            Page
                                                                            ----
   Report of Independent Accountants........................................ F-2
   Balance Sheets............................................................F-3
   Statements of Operations..................................................F-4
   Statements of Stockholders' Equity (Deficit)............................. F-5
   Statements of Cash Flows..................................................F-6
   Notes to Financial Statements.............................................F-7

   2. All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

   3.   Exhibits:

Exhibit
Number           Description

3.1              Amended and Restated Certificate of Incorporation.
                 (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

3.2              Amended and Restated Certificate of Incorporation.
                 (Incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

4.1 Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.1+ Amended and Restated 1995 Stock Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.2+            Form of Incentive Stock Option. (Incorporated by reference to
                 Exhibit 10.2 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.3+ Form of Non-statutory Stock Option. (Incorporated by reference to Exhibit 10.3 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.4 Consultation and scientific Advisory Board Agreement between Inspire Pharmaceuticals, Inc. and Dr. Richard Boucher, dated March 10, 1995. (Incorporated by reference to Exhibit 10.4 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became


Exhibit
Number           Description
                 effective on August 3, 2000).
10.5*            Sponsored Research Agreement between Inspire Pharmaceuticals, Inc. and The
                 University of North Carolina at Chapel Hill, effective March 10, 1995.
                 (Incorporated by reference to Exhibit 10.5 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).

10.6*            Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and The
                 University of North Carolina at Chapel Hill, dated March 10, 1995. (Incorporated by reference to Exhibit 10.7 to the Company's registration statement on Form S-1
                 (Registration No. 333-31174) which became effective on August 3, 2000).

10.7             Lease between Inspire Pharmaceuticals, Inc. and Imperial Center, Limited
                 Partnership regarding Royal Center I, Durham, North Carolina, dated as of May 17, 1995, as amended. (Incorporated by reference to Exhibit 10.8 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.8             Master Lease Agreement between Inspire Pharmaceuticals, Inc. and Comdisco,
                 Inc.., dated October 13, 1995, as amended. (Incorporated by reference to Exhibit
                 10.9 to the Company's registration statement on Form S-1 (Registration No.
                 333-31174) which became effective on August 3, 2000).

10.9             Lease Agreement between Inspire Pharmaceuticals, Inc. and Petula Associates Ltd.
                 regarding Royal Center II, Durham, North Carolina, dated as of December 30,
                 1997. (Incorporated by reference to Exhibit 10.10 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).

10.10            Sublease Agreement between ICAgen, Inc. and Inspire Pharmaceuticals, Inc.
                 regarding premises located at 4222 Emperor Boulevard, Suite 500, Durham, North
                 Carolina, dated September 22, 1997 and extension of Sublease Agreement dated
                 February 14, 2000. (Incorporated by reference to Exhibit 10.11 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.11*           Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and The
                 University of North Carolina at Chapel Hill, dated September 1, 1998.
                 (Incorporated by reference to Exhibit 10.12 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).

10.12*           Joint Development, License and Supply Agreement between Inspire Pharmaceuticals,
                 Inc. and Kissei Pharmaceutical Co., Ltd., dated as of September 10, 1998.
                 (Incorporated by reference to Exhibit 10.13 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).

10.13            Registration Rights Agreement between Inspire Pharmaceuticals, Inc. and Kissei
                 Pharmaceutical Co., Ltd., dated as of September 10, 1998. (Incorporated by reference to Exhibit 10.14 to the Company's registration statement on Form S-1
                 (Registration No. 333-31174) which became effective on August 3, 2000).

10.14*           Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc.
                 and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998.
                 (Incorporated by reference to Exhibit 10.15 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which


Exhibit
Number           Description
                 became effective on August 3, 2000).
10.15            Registration Rights Agreement between Inspire Pharmaceuticals, Inc. and Santen
                 Pharmaceutical Co., Ltd., dated as of December 16, 1998. (Incorporated by reference to Exhibit 10.16 to the Company's registration statement on Form S-1
                 (Registration No. 333-31174) which became effective on August 3, 2000).

10.16*           Clinical Research Agreement between Inspire Pharmaceuticals Inc. and Simbec
                 Research Limited, dated August 30, 1999. (Incorporated by reference to Exhibit
                 10.17 to the Company's registration statement on Form S-1 (Registration No.
                 333-31174) which became effective on August 3, 2000).


10.17*           Services Agreement between Inspire Pharmaceuticals, Inc. and Pharmaceutical
                 Development Associates, Inc. (ClinSites/PDA) dated November 1, 1999.
                 (Incorporated by reference to Exhibit 10.18 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).

10.18*           Quotation between Inspire Pharmaceuticals, Inc. and Simbec Research Limited
                 regarding research study, dated December 17, 1999. (Incorporated by reference to
                 Exhibit 10.19 to the Company's registration statement on Form S-1 (Registration
                 No. 333-31174) which became effective on August 3, 2000).

10.19*           Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc.
                 and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-1
                 (Registration No. 333-31174) which became effective on August 3, 2000).

10.20*           Series G Preferred Stock and Warrant Purchase Agreement between Inspire
                 Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999.
                 (Incorporated by reference to Exhibit 10.21 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).

10.21*           Warrant Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form S-1 (Registration No. 333-31174)
                 which became effective on August 3, 2000).

10.22            Amended and Restated Investors' Rights Agreement among Inspire Pharmaceuticals,
                 Inc. and the holders of Series A, B, E and G Preferred Stock of the Company
                 dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form S-1 (Registration No. 333-31174)
                 which became effective on August 3, 2000).

10.23+           Employee Confidentiality, Invention Assignment and Non-Compete Agreement between
                 Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000.
                 (Incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).

10.24+           Employee Confidentiality, Invention Assignment and Non-Compete Agreement between
                 Inspire Pharmaceuticals, Inc. and Gregory J. Mossinghoff dated February 4, 2000.
                 (Incorporated by reference to Exhibit 10.25 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).


Exhibit
Number           Description
10.25+           Employee Confidentiality, Invention Assignment and Non-Compete Agreement between
                 Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000.
                 (Incorporated by reference to Exhibit 10.26 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).

10.26+           Employee Confidentiality, Invention Assignment and Non-Compete Agreement between
                 Inspire Pharmaceuticals, Inc. and Janet L. Rideout dated February 4, 2000.
                 (Incorporated by reference to Exhibit 10.27 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).

10.27+           Employee Confidentiality, Invention Assignment and Non-Compete Agreement between
                 Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000.
                 (Incorporated by reference to Exhibit 10.28 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).

10.28            Master Agreement between Inspire Pharmaceuticals, Inc. and ClinTrials
                 BioResearch Ltd. dated as of December 23, 1999. (Incorporated by reference to
                 Exhibit 10.29 to the Company's registration statement on Form S-1 (Registration
                 No. 333-31174) which became effective on August 3, 2000).

10.29+           Employee Confidentiality, Invention Assignment and Non-Compete Agreement between
                 Inspire Pharmaceuticals, Inc. and Richard M. Evans Dated February 10, 2000.
                 (Incorporated by reference to Exhibit 10.30 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on
                 August 3, 2000).

10.30*           License Agreement between Inspire Pharmaceuticals, Inc. and Kirin Brewery
                 Company, Ltd., Pharmaceutical Division, dated as of September 12, 2000.
                 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
                 Form 10-Q filed on November 3, 2000).

23.1             Consent of PricewaterhouseCoopers LLP, independent public accountants

------------------------

* Confidential treatment has been granted with respect to a portion of this Exhibit.

+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.

(b)  Reports on Form 8-K

     On December 1, 2000, Inspire filed a Current Report on Form 8-K, dated December 1, 2000, including a copy of a letter to the stockholders regarding the developments of the year 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Inspire Pharmaceuticals, Inc.


                           By: /s/ Christy L. Shaffer           March 19, 2000
                               -----------------------------------------------
                               Christy L. Shaffer
                               President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                                    Title                               Date

         /s/ Christy L. Shaffer                  President, Chief Executive             March 19, 2001
----------------------------------------         Officer (principal executive
         Christy L. Shaffer                      Officer) and Director



         /s/ Gregory J. Mossinghoff              Senior Vice President,                 March 19, 2001
----------------------------------------         Chief Business Officer,
         Gregory J. Mossinghoff                  Secretary and Treasurer
                                                 (principal financial officer
                                                 and principal accounting
                                                 officer)


         /s/ Terrance G. McGuire                 Chairman of the Board                  March 19, 2001
----------------------------------------
         Terrance G. McGuire


         /s/ Richard Boucher, M.D.               Director                               March 19, 2001
----------------------------------------
         Richard Boucher, M.D.


         /s/ Andre L. Lamotte, Sc.D.             Director                               March 19, 2001
----------------------------------------
         Andre L. Lamotte, Sc.D.


         /s/ H. Jefferson Leighton               Director                               March 19, 2001
----------------------------------------
         H. Jefferson Leighton


         /s/ W. Leigh Thompson                   Director                               March 19, 2001
----------------------------------------
         W. Leigh Thompson


         /s/ Jesse I. Treu                       Director                               March 19, 2001
----------------------------------------
         Jesse I. Treu

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                         INDEX TO FINANCIAL STATEMENTS

                                                                      Page(s)
                                                                     ---------

Report of Independent Accountants                                       F-2

Balance Sheets                                                          F-3

Statements of Operations                                                F-4

Statements of Cash Flows                                                F-5

Statements of Stockholders' Equity (Deficit)                            F-6

Notes to Financial Statements                                           F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Inspire Pharmaceuticals, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Inspire Pharmaceuticals, Inc. (a development stage company) at December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and the period from inception (October 28, 1993) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 2, 2001

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                           December 31,
                                                                                  ----------------------------
                                                                                      2000           1999
                                                                                  -------------  -------------
Assets
Current assets:
    Cash and cash equivalents                                                      $    35,109    $    22,728
    Short-term investments                                                              44,026              -
    Other receivables                                                                      209             19
    Interest receivable                                                                    364              -
    Prepaid expenses                                                                       415            132
                                                                                  -------------  -------------
Total current assets                                                                    80,123         22,879

Property and equipment, net                                                              1,214            789
Other assets                                                                             1,656          1,952
                                                                                  -------------  -------------
Total assets                                                                       $    82,993    $    25,620
                                                                                  =============  =============

Liabilities and Stockholders' equity
Current liabilities:
    Accounts payable                                                               $       430    $       632
    Accrued expenses                                                                       852            651
    Notes payable, current portion                                                          26              -
    Capital leases, current portion                                                        289            210
    Deferred revenue, current portion                                                    5,618          3,868
                                                                                  -------------  -------------
Total current liabilities                                                                7,215          5,361

Notes payable, excluding current portion                                                     -             24
Capital leases, excluding current portion                                                  523            333
Deferred revenue, excluding current portion                                                750          3,868
                                                                                  -------------  -------------
Total liabilities                                                                        8,488          9,586

Commitments (Notes 10, 11 and 12)

Stockholders' equity:
    Convertible preferred stock, $0.001 par value, 2,000,000
        shares authorized; 0 and 27,892,999 shares issued and
        outstanding at December 31, 2000 and 1999, respectively                              -         45,895
    Common stock, $0.001 par value, 32,000,000 shares authorized;
        25,515,087 and 2,465,857 shares issued and outstanding at
        December 31, 2000 and 1999, respectively                                            26              2
    Additional paid-in capital                                                         126,081          8,348
    Other comprehensive income                                                              51              -
    Deferred compensation                                                              (3,782)        (4,924)
    Deficit accumulated during the development stage                                  (47,871)       (33,287)
                                                                                  -------------  -------------
Total stockholders' equity                                                              74,505         16,034
                                                                                  -------------  -------------
Total liabilities and stockholders' equity                                         $    82,993    $    25,620
                                                                                  =============  =============

  The accompanying notes are an integral part of these financial statements.

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)

                                                                                                       Cumulative
                                                                                                         from
                                                                                                       Inception
                                                                                                      (October 28,
                                                                   Year Ended December 31,              1993) to
                                                       ---------------------------------------------  December 31,
                                                            2000           1999            1998          2000
                                                       --------------  -------------  --------------  -------------
Revenues:
   Collaborative research agreements                   $       5,368   $      1,104   $         360   $      6,832
                                                       --------------  -------------  --------------  -------------
Operating expenses:
   Research and development (includes $838,
      $515, $68 and $1,421, of stock-based
      compensation, respectively)                             16,353          7,694           5,597         41,954
   General and administrative expenses
      (includes $678, $519, $46 and $1,243,
      of stock-based compensation,
      respectively)                                            3,694          2,406           1,967         12,477
                                                       --------------  -------------  --------------  -------------
   Total operating expenses                                   20,047         10,100           7,564         54,431
                                                       --------------  -------------  --------------  -------------
   Operating loss                                           (14,679)        (8,996)         (7,204)        (47,599)
                                                       --------------  -------------  --------------  -------------
Other income (expense), net:
   Interest income                                            2,120            238             168           3,229
   Interest expense                                            (994)          (111)           (115)         (1,659)
   Loss on disposal of property and equipment                   (37)            (5)            (17)           (366)
                                                       --------------  -------------  --------------  -------------
   Other income (expense), net                                 1,089            122              36          1,204
                                                       --------------  -------------  --------------  -------------
   Loss before provision for income taxes                   (13,590)        (8,874)         (7,168)       (46,395)
Provision for income taxes                                       400             60             360            820
                                                       --------------  -------------  --------------  -------------
   Net loss                                                 (13,990)        (8,934)         (7,528)       (47,215)
Preferred stock dividends                                      (594)           (62)               -          (656)
                                                       --------------  -------------  --------------  -------------
Net loss available to common stockholders              $    (14,584)   $    (8,996)   $     (7,528)   $   (47,871)
                                                       ==============  =============  ==============  =============

Net loss per common share - basic and
   diluted                                             $      (1.23)   $     (3.75)   $      (3.65)
                                                       ==============  =============  ==============

Weighted average common shares
   outstanding - basic and diluted                        11,870,521      2,401,028       2,061,398
                                                       ==============  =============  ==============

  The accompanying notes are an integral part of these financial statements.

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                             Cumulative
                                                                                                                from
                                                                                                             Inception
                                                                                                            (October 28,
                                                                                                              1993) to
                                                                       Year Ended December 31,                December
                                                            ----------------------------------------------
                                                                2000            1999            1998          31, 2000
                                                            --------------  -------------- --------------- ----------------
Cash flows from operating activities:
   Net loss                                                    $ (13,990)       $ (8,934)       $ (7,528)      $ (47,215)
   Adjustments to reconcile net loss to net cash
          used in operating activities:
      Depreciation and amortization                                 1,420             666             558           3,573
      Stock issued for exclusive license                                -               -             108             144
      Stock issued for consulting services                              -               -               -              72
      Amortization of deferred compensation                         1,544           1,035             114           2,693
      Loss on disposal of property and equipment                       37               5              17             366
      Changes in operating assets and liabilities:
         Other receivables                                          (190)            (14)             (5)           (209)
         Interest receivable                                        (364)               -               -           (364)
         Prepaid expenses                                           (283)             (9)              19           (415)
         Other assets                                                 (1)               1            (25)            (82)
         Accounts payable                                           (202)             341           (208)             430
         Accrued expenses                                             243             166             101             854
         Deferred revenue                                         (1,368)           4,496           3,240           6,368
                                                            --------------  -------------- --------------- ----------------
      Net cash used in operating activities                      (13,154)         (2,247)         (3,609)        (33,785)
                                                            --------------  -------------- --------------- ----------------
Cash flows from investing activities:
   Purchase of investments                                       (55,021)               -               -        (55,021)
   Proceeds from sale of investments                               11,046               -               -          11,046
   Purchase of property and equipment                               (522)           (151)           (170)         (1,955)
   Proceeds from sale of property and equipment                         -               -             127             127
   Sale of certificate of deposit                                       -               -               -            (78)
                                                            --------------  -------------- --------------- ----------------
      Net cash used in investing activities                      (44,497)           (151)            (43)        (45,881)
                                                            --------------  -------------- --------------- ----------------
Cash flows from financing activities:
   Proceeds from bridge loans                                           -               -               -             780
   Proceeds from issuance of notes payable                              -               1               9             408
   Payments on notes payable                                            -               -           (143)           (400)
   Issuance of common stock, net                                   70,249              38              17          70,347
   Issuance of convertible preferred stock, net                         -          21,406           2,400          45,061
   Payments on capital lease obligations                            (217)           (457)           (319)         (1,421)
                                                            --------------  -------------- --------------- ----------------
      Net cash provided by financing activities                    70,032          20,988           1,964         114,775
                                                            --------------  -------------- --------------- ----------------
      Increase (decrease) in cash and cash equivalents             12,381          18,590         (1,688)          35,109
Cash and cash equivalents, beginning of period                     22,728           4,138           5,826               -
                                                            --------------  -------------- --------------- ----------------
Cash and cash equivalents, end of period                        $  35,109       $  22,728        $  4,138       $  35,109
                                                            ==============  ============== =============== ================

  The accompanying notes are an integral part of these financial statements.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      For the Period from Inception (October 28, 1993) to December 31, 2000
              (In thousands, except share and per share amounts)

                                                            Preferred Stock             Common Stock             Common Stock
                                                        -------------------------------------------------------------------------
                                                           Number                    Number                   Number
                                                         of Shares     Amount      of Shares      Amount     of Shares    Amount
                                                        -----------   --------    -----------   ----------  -----------  --------
Inception (October 23, 1993)                                      -   $      -              -    $       -            -    $    -
                                                        -----------   --------    -----------   ----------  -----------  --------
Balance at December 31, 1993                                      -          -              -            -            -         -
Issuance of Class A and B Common Stock                            -          -              -            -       10,000        10
Net loss                                                          -          -              -            -            -         -
                                                        -----------   --------    -----------   ----------  -----------  --------
Balance at December 31, 1994                                      -          -              -            -       10,000        10
Issuance of common stock and cancellation of
     Class A and B common stock                                   -          -        850,286            1      (10,000)      (10)
Stock issued for consulting services                              -          -        585,714            1            -         -
Stock issued in exchange for exclusive license                    -          -        297,714            -            -         -
Issuance of Series A convertible preferred stock          9,200,000      9,100              -            -            -         -
Issuance of Series A warrants                                     -          -              -            -            -         -
Net loss                                                          -          -              -            -            -         -
                                                        -----------   --------    -----------   ----------  -----------  --------
Balance at December 31, 1995                              9,200,000      9,100      1,733,714            2            -         -
Issuance of common stock                                          -          -        227,340            -            -         -
Net loss                                                          -          -              -            -            -         -
                                                        -----------   --------    -----------   ----------  -----------  --------
Balance at December 31, 1996                              9,200,000      9,100      1,961,054            2            -         -
Issuance of common stock                                          -          -         31,954            -            -         -
Issuance of Series B convertible preferred stock         10,866,014     12,966              -            -            -         -
Net loss                                                                     -              -            -            -         -
                                                        -----------   --------    -----------   ----------  -----------  --------
Balance at December 31, 1997                             20,066,014     22,066      1,993,008            2            -         -
Issuance of common stock                                          -          -        137,502            -            -         -
Stock issued in exchange for exclusive license                    -          -         28,572            -            -         -
Issuance of Series C convertible preferred stock            375,000        900              -            -            -         -
Issuance of Series D convertible preferred stock            416,667      1,500              -            -            -         -
Issuance of Series B warrants                                                -              -            -            -         -
Deferred compensation                                                        -              -            -            -         -
Amortization of deferred compensation                                        -              -            -            -         -
Net loss                                                                     -              -            -            -         -
                                                        -----------   --------    -----------   ----------  -----------  --------
Balance at December 31, 1998                             20,857,681     24,466      2,159,082            2            -         -
Issuance of common stock                                          -          -        306,775            -            -         -
Issuance of Series E convertible preferred stock          6,201,985     11,406              -            -            -         -
Issuance of Series G convertible preferred stock            833,333     10,000              -            -            -         -
Issuance of Series F warrants                                     -          -              -            -            -         -
Issuance of common stock warrants                                 -          -              -            -            -         -
Preferred stock dividends                                         -         23              -            -            -         -
Deferred compensation                                             -          -              -            -            -         -
Amortization of deferred compensation                             -          -              -            -            -         -
Net loss                                                          -          -              -            -            -         -
                                                        -----------   --------    -----------   ----------  -----------  --------
Balance at December 31, 1999                             27,892,999     45,895      2,465,857            2            -         -
Issuance of common stock                                          -          -        369,006            -            -         -
Issuance of common stock warrants                                 -          -              -            -            -         -
Preferred stock dividends                                         -          -              -            -            -         -
Issuance of common stock at initial public offering
     and exercise of over-allotment                               -          -      6,325,000            7            -         -
Conversion of preferred stock and preferred stock
     dividends into common stock at initial public
     offering                                           (27,892,999)   (45,895)    16,355,224           17            -         -
Deferred compensation                                             -          -              -            -            -         -
Amortization of deferred compensation                             -          -              -            -            -         -
Unrealized gain on investments
Net loss                                                          -          -              -            -            -         -
                                                        -----------   --------    -----------   ----------  -----------  --------
Balance at December 31, 2000                                      -   $      -     25,515,087    $      26            -    $    -
                                                        ===========   ========    ===========   ==========  ===========  ========
                                                        Additional                                      Other
                                                         Paid-In     Accumulated      Deferred      Comprehensive    Stockholders'
                                                         Capital       Deficit      Compensation   Income / (loss)      Equity
                                                       -----------   -----------    ------------   --------------    ------------
Inception (October 23, 1993)                           $         -   $         -     $         -   $            -    $          -
                                                       -----------   -----------    ------------   --------------    ------------
Balance at December 31, 1993                                     -             -               -                -               -
Issuance of Class A and B Common Stock                           -             -               -                -              10
Net loss                                                         -          (330)              -                -            (330)
                                                       -----------   -----------    ------------   --------------    ------------
Balance at December 31, 1994                                     -          (330)              -                -            (320)
Issuance of common stock and cancellation of
     Class A and B common stock                                  9             -               -                -               -
Stock issued for consulting services                            71             -               -                -              72
Stock issued in exchange for exclusive license                  36             -               -                -              36
Issuance of Series A convertible preferred stock                 -             -               -                -           9,100
Issuance of Series A warrants                                   92             -               -                -              92
Net loss                                                         -        (2,704)              -                -          (2,704)
                                                       -----------   -----------    ------------   --------------    ------------
Balance at December 31, 1995                                   208        (3,034)              -                -           6,276
Issuance of common stock                                        13             -               -                -              13
Net loss                                                         -        (5,782)              -                -          (5,782)
                                                       -----------   -----------    ------------   --------------    ------------
Balance at December 31, 1996                                   221        (8,816)              -                -             507
Issuance of common stock                                        18             -               -                -              18
Issuance of Series B convertible preferred stock                 -             -               -                -          12,966
Net loss                                                         -        (7,947)              -                -          (7,947)
                                                       -----------   -----------    ------------   --------------    ------------
Balance at December 31, 1997                                   239       (16,763)              -                -           5,544
Issuance of common stock                                        17             -               -                -              17
Stock issued in exchange for exclusive license                 108             -               -                -             108
Issuance of Series C convertible preferred stock                 -             -               -                -             900
Issuance of Series D convertible preferred stock                 -             -               -                -           1,500
Issuance of Series B warrants                                    7             -               -                -               7
Deferred compensation                                        2,714             -          (2,714)               -               -
Amortization of deferred compensation                            -             -             114                -             114
Net loss                                                         -        (7,528)              -                -          (7,528)
                                                       -----------   -----------    ------------   --------------    ------------
Balance at December 31, 1998                                 3,085       (24,291)         (2,600)               -             662
Issuance of common stock                                        38             -               -                -              38
Issuance of Series E convertible preferred stock                 -             -               -                -          11,406
Issuance of Series G convertible preferred stock                 -             -               -                -          10,000
Issuance of Series F warrants                                   53             -               -                -              53
Issuance of common stock warrants                            1,813             -               -                -           1,813
Preferred stock dividends                                        -           (62)              -                -             (39)
Deferred compensation                                        3,359             -          (3,359)               -               -
Amortization of deferred compensation                            -             -           1,035                -           1,035
Net loss                                                         -        (8,934)              -                -          (8,934)
                                                       -----------   -----------    ------------   --------------    ------------
Balance at December 31, 1999                                 8,348       (33,287)         (4,924)               -          16,034
Issuance of common stock                                     1,062             -               -                -           1,062
Issuance of common stock warrants                              577             -               -                -             577
Preferred stock dividends                                        -          (594)              -                -            (594)
Issuance of common stock at initial public offering
     and exercise of over-allotment                         69,180             -               -                -          69,187
Conversion of preferred stock and preferred stock
     dividends into common stock at initial public
     offering                                               46,512             -               -                -             634
Deferred compensation                                          402             -            (402)               -               -
Amortization of deferred compensation                            -             -           1,544                -           1,544
Unrealized gain on investments                                                                                 51              51
Net loss                                                         -       (13,990)              -                -         (13,990)
                                                       -----------   -----------    ------------   --------------    ------------
Balance at December 31, 2000                            $  126,081     $ (47,871)     $   (3,782)           $  51        $ 74,505
                                                       ===========   ===========    ============   ==============    ============



  The accompanying notes are an integral part of these financial statements.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1. Organization

Inspire Pharmaceuticals, Inc. (the "Company") was founded on October 28, 1993 to develop and commercialize novel pharmaceutical products that treat respiratory and ophthalmic diseases which are characterized by deficiencies in the body's innate defense mechanisms of mucosal hydration and mucociliary clearance. The Company's technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill for rights to certain developments from the founders' laboratories.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Investments

Investments consist primarily of United States government agency obligations and other fixed or variable income investments. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. Investments are considered to be available for sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income
(loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis.

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

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)

Other Assets

Other assets are primarily comprised of deferred costs which were incurred when the Company issued warrants in conjunction with collaborative research agreements and capital lease arrangements. These costs are amortized using the effective interest rate method over the life of the related collaborative research agreement or lease.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock, the difference between the estimated fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. The Company recognized deferred compensation of $402 and $3,359 related to stock option grants during the years ended December 31, 2000 and 1999, respectively.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years. The Company recognized $1,544, $1,034 and $114 of stock based compensation expense related to amortization of deferred compensation during the years ended December 31, 2000, 1999 and 1998, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company's assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Revenue Recognition

Revenue is recognized under collaborative research agreements when services are performed or when contractual obligations are met. Nonrefundable fees received at the initiation of collaboration agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of the related research and development commitment. Milestone payments under collaboration agreements and research agreements will be recognized as revenues ratably over the remaining period of the research and development commitment beginning on the date the Company achieves the indicated milestone and such achievement is acknowledged by the collaborative partner, which generally coincides with the receipt of the milestone payment.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)


Research and Development

Research and development costs include all direct costs, including salaries for Company personnel, external costs of clinical trials, sponsored research agreements and clinical trials insurance related to the development of drug compounds. These costs have been charged to operating expense as incurred. Costs associated with obtaining and maintaining patents on the Company's drug compounds and license initiation and continuation fees, including milestone payments by the Company to its licensors, are evaluated based on the stage of development of the related drug compound and whether the underlying drug compound has an alternative use. Costs of these types incurred for drug compounds not yet approved by the United States Food and Drug Administration ("FDA") and for which no alternative use exists are recorded as research and development expense. In the event the drug compound has been approved by the FDA or an alternative use exists for the drug compound, patent costs and license costs are capitalized and amortized over the expected life of the related drug compound. License milestone payments to the Company's licensors are recognized when the underlying requirement is met by the Company.

Significant Customers and Credit Risk

All revenues recognized and recorded in 2000 were from four collaborative partners. All revenues recognized and recorded in 1999 and 1998 were from a single collaborative partner. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of short-term cash investments. The Company primarily invests in short-term interest-bearing investment-grade securities and certificates of deposits. Cash deposits are all in financial institutions in the United States.

Cash Flows

The Company made cash payments for interest of $100, $67 and $99 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company made cash payments for foreign withholding taxes of $400, $60 and $360 during the years ended December 31, 2000, 1999 and 1998, respectively.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $522 and $151 during the years ended December 31, 2000 and 1999, respectively.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share ("basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock. The calculation of diluted EPS for the years ended December 31, 2000, 1999 and 1998 does not include 1,526,008, 14,486,662 and 12,379,418, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)


Segment Reporting

The Company has determined that it did not have any separately reportable operating segments as of December 31, 2000, 1999 or 1998.

Comprehensive Income (Loss)

During 2000, the Company had $51 of unrealized gain on investments that is classified as other comprehensive income and is disclosed as a component of statements of stockholders' equity. The Company had no items of other comprehensive income during the years ended December 31, 1999 or 1998.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently nor does it intend in the future to use derivative instruments and therefore does not expect that the adoption of SFAS 133 in fiscal 2001 will have any impact on its financial position or results of operations.

3. Property and Equipment

Property and equipment consist of the following:

                                                               December 31,
                                                          ----------------------
                                                             2000        1999
                                                          ----------- ----------

Equipment                                                 $    1,679  $   1,326
Leasehold improvements                                           845        749
Computer hardware and software                                   742        565
Furniture and fixtures                                           384        225
                                                          ----------  ---------

                                                               3,650      2,865
Less - accumulated depreciation and amortization              (2,436)    (2,076)
                                                          ----------  ---------

Property and equipment, net                               $    1,214  $     789
                                                          ==========  =========


Depreciation expense was $546, $623 and $555 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company leases certain equipment under capital lease agreements. The book value of equipment under capital leases at December 31, 2000 and 1999 was approximately $847 and $562, respectively.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)


4. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable at December 31, 2000 and 1999 approximate their fair value due to the short-term nature of these items.

The fair value of the Company's short-term investments at December 31, 2000 and 1999, approximate their carrying values as these investments are primarily in short-term interest-bearing investment-grade securities.

The carrying value of the Company's notes payable and capital lease obligations at December 31, 2000 and 1999 approximate their fair value as the interest rates on these obligations approximate rates available in the financial market at such dates.

5. Accrued Expenses

Accrued expenses are comprised of the following:

                                                           December 31,
                                                  -----------------------------
                                                       2000           1999
                                                  -------------- --------------

Research costs                                        $     472      $     381
Accrued payroll and benefits                                 67             32
Accrued legal and patent costs                              111             41
Accrued preferred stock dividends                             -             39
Other                                                       202            158
                                                  -------------  -------------

                                                      $     852      $     651
                                                  =============  =============

6. Income Taxes

The components of the Company's income tax expense consist of the following:

                                                Years Ended December 31,
                                          -------------------------------------
                                              2000        1999         1998
                                          -----------  -----------  -----------

Current expense (benefit):
   Federal                                 $       -    $       -    $       -
   Foreign                                       400           60          360
   State                                                        -            -
                                          ----------   ----------  -----------

   Current tax expense (benefit)                 400           60          360
                                          ----------   ----------  -----------

Deferred expense (benefit)
   Federal                                         -            -            -
   State                                           -            -            -
                                          ----------   ----------  -----------

   Deferred tax expense (benefit)                  -            -            -
                                          ----------   ----------  -----------

   Net tax expense (benefit)               $     400    $      60    $     360
                                          ==========   ==========  ===========

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)

There was no current or deferred federal and state income tax expense for the years ended December 31, 2000, 1999 and 1998 because the Company generated net operating losses during such periods. The foreign tax represents foreign withholding tax paid on amounts received from the Company's foreign collaborative partners.

Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                             December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------- -----------

Current deferred tax assets:
    Compensation related items                           $      26   $      12

Noncurrent deferred tax assets:
    Domestic net operating loss carryforwards               14,105       8,598
    Deferred revenue                                         2,470       3,000
    Research and development credits                         1,575         911
    Fixed and intangible assets                                886         553
    Stock-based compensation                                 1,084         485
    Stock warrants                                               -          43
    Contributions                                              116          41
                                                        ----------  ----------

      Total deferred tax assets                             20,262      13,643
      Valuation allowance for deferred assets             (19,664)    (13,643)
                                                        ----------  ----------

Noncurrent deferred tax liabilities:
    Stock warrants                                             598           -
                                                        ----------  ----------
      Total deferred tax liabilities                           598

      Net deferred tax asset (liability)                 $       -   $       -
                                                        ==========  ==========

At December 31, 2000 and 1999 the Company has provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The increase in valuation allowance of $6,021 during the year ended December 31, 2000 resulted primarily from the generation of additional net operating loss carryforwards.

As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $36,425 and $35,963, respectively. The net operating loss carryforwards expire in various amounts starting in 2008 and 2001 for federal and state tax purposes, respectively. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company's utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though its net operating loss carryforwards exceed its taxable income.

Additionally, at December 31, 2000, the Company has federal research and development and orphan drug credit carryforwards of $1,575. The credit carryforwards expire in varying amounts beginning in 2010.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)


Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:


                                                             Years Ended December 31,
                                                    -------------------------------------------
                                                        2000           1999           1998
                                                    -------------  -------------  -------------
United States federal tax at statutory federal
   income tax rate                                   $   (4,621)    $   (3,107)    $   (2,437)
State taxes (net of federal benefit)                       (642)          (439)          (367)
Change in valuation reserve                                6,021          3,713          3,196
Research and development credit                            (664)          (151)          (274)
Foreign withholding tax, net of federal
   benefit                                                   264             39            238
Other nondeductible expenses                                  42              5              4
                                                    ------------   ------------   ------------

Provision for income taxes                           $       400    $        60    $       360
                                                    ============   ============   ============

7. Notes Payable

On November 13, 1996, the Company entered into a Collaborative Funding Agreement ("CFA") with the North Carolina Biotechnology Center ("NCBC") and the Kenan Institute whereby NCBC agreed to loan the Company a total of $20. Loans made to the Company by NCBC under the CFA are to be used for specific research activities. All such loans are unsecured and bear interest at 8.25%, with principal and accrued interest payable on November 7, 2001. The Company had total borrowings from NCBC under the CFA of $20 as of December 31, 2000 and 1999. Accrued interest on these loans, which is included in notes payable, totaled $6 and $4 at December 31, 2000 and 1999, respectively.

8. Stockholders' Equity

At December 31, 2000, the Company was authorized to issue 32,000,000 shares of common stock with a par value of $.001 per share and 2,000,000 shares of preferred stock. At December 31, 1999, the Company was authorized to issue 56,000,000 shares of common stock with a par value of $0.001 per share and 52,000,000 shares of preferred stock. Of the 52,000,000 shares of preferred stock: (i) 9,365,000 shares have been designated as Series A Convertible Preferred Stock ("Series A Preferred"); (ii) 10,881,014 shares have been designated as Series B Convertible Preferred Stock ("Series B Preferred"); (iii) 375,000 shares have been designated as Series C Convertible Preferred Stock ("Series C Preferred"); (iv) 416,667 shares have been designated as Series D Convertible Preferred Stock ("Series D Preferred"); (v) 8,000,000 shares have been designated as Series E Convertible Preferred Stock ("Series E Preferred");
(vi) 1,200,000 shares have been designated as Series G Convertible Preferred Stock ("Series G Preferred"); (vii) 9,365,000 shares have been designated as Series AA Convertible Preferred Stock ("Series AA Preferred"); (viii) 10,881,014 shares have been designated as Series BB Convertible Preferred Stock ("Series BB Preferred"); and (ix) 28,170 shares have been designated as Series F Convertible Preferred Stock ("Series F Preferred").

On August 2, 2000, the Company's Registration Statement on Form S-1, as amended, registering 6,325,000 shares of common stock was declared effective by the Securities and Exchange Commission and permitted the Company to sell shares of common stock in its initial public

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)


offering ("IPO"). On August 8, 2000, the Company sold 5,500,000 shares of common stock at the IPO for $12.00 per share which resulted in proceeds to the Company of $66,000. On September 5, 2000, the Company sold an additional 825,000 shares of common stock at the IPO price of $12.00 per share pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross proceeds of $9,900. Total stock issuance costs related to the IPO and exercise of the over-allotment were $6,713.

At the IPO, all 26,684,666 shares of Series A, Series B, Series D and Series E preferred stock converted into 15,605,504 shares of common stock at a 1-for-1.75 conversion ratio. The 375,000 Series C preferred stock converted into 214,284 shares of common stock at a 1-for-1.75 conversion ratio plus an additional 6,438 shares of common stock which were issued to the Series C preferred stockholders as a result of their antidilution protection. Additionally, 833,333 shares of Series G preferred stock converted into 476,190 shares of common stock plus an additional 52,808 shares of common stock which were received by the Series G preferred stockholders in payment of accrued dividends of $634.

Common Stock

Dividends

The holders of common stock shall be entitled to receive dividends from time to time as may be declared by the Board of Directors. No cash dividend may be declared or paid to common stockholders until paid on each series of outstanding preferred stock in accordance with its terms.

Voting

The holders of shares of common stock are entitled to one vote for each share held with respect to all matters voted on by the shareholders of the Company.

Liquidation

After payment to the preferred stockholders, holders of common stock shall be entitled, together with holders of preferred stock, to share ratably in all remaining assets of the Company.

Convertible Preferred Stock

Outstanding convertible preferred stock is as follows:


                                           December 31, 2000            December 31, 1999
                                      ----------------------------  ---------------------------
                                        Number of                     Number of
                                         Shares         Amount         Shares        Amount
                                      -------------  -------------  ------------- -------------
Series A Preferred                               -   $          -      9,200,000  $      9,100
Series B Preferred                               -              -     10,866,014        12,966
Series C Preferred                               -              -        375,000           923
Series D Preferred                               -              -        416,667         1,500
Series E Preferred                               -              -      6,201,985        11,406
Series G Preferred                               -              -        833,333        10,000
                                      ------------   ------------   ------------  ------------

                                                 -   $          -     27,892,999  $     45,895
                                      ============   ============   ============  ============

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)


Dividends

The holders of Series A Preferred, Series B Preferred, Series C Preferred and Series E Preferred were entitled to receive dividends equal to any dividends paid on common stock. The holders of Series G Preferred were entitled to cumulative dividends at the prime rate plus 1% of the Series G Preferred preference amount calculated on a per share basis. Accrued dividends on the Series G Preferred totaled $0 and $39 at December 31, 2000 and 1999, respectively. All accrued Series G Preferred dividends for $634 were paid at the date of the IPO in the form of 52,808 common shares.

Conversion

All outstanding shares, plus accrued dividends and shares arising from anti-dilution provisions, of Series A, Series B, Series C, Series D, Series E and Series G preferred stock converted into 16,355,224 shares of common stock, at the effective conversion rate, upon the closing of the IPO.

Sales of Preferred Stock

In March 1995, the Company issued 8,388,679 shares of Series A Preferred to a group of venture capital investors at a price per share of $1.00 which resulted in proceeds to the Company of $8,289, net of offering costs of $100. In addition, bridge loans from the Series A Preferred investors totaling $811, including accrued interest, were converted into 811,321 shares of Series A Preferred, using a conversion price of $1.00 per share.

In June and September 1997, the Company issued 10,866,014 shares of Series B Preferred to a group of venture capital investors at a price per share of $1.20 which resulted in proceeds to the Company of $12,966, net of offering costs of $73.

In September 1998, the Company issued 375,000 shares of Series C Preferred to a strategic partner, Kissei Pharmaceutical Co. Ltd. ("Kissei"), at a price per share of $2.40 which resulted in proceeds to the Company of $900, in conjunction with entering into a collaboration agreement with Kissei relating to the development of INS365 Respiratory (see Note 10).

In December 1998, the Company issued 416,667 shares of Series D Preferred to Santen Pharmaceutical Company Ltd., at a price per share of $3.60 which resulted in proceeds to the Company of $1,500, in conjunction with entering into a collaboration agreement relating to the development of INS365 Ophthalmic (See
Note 10).

In July and October 1999, the Company issued 6,201,985 shares of Series E Preferred to a group of venture capital investors at a price per share of $2.00 which resulted in proceeds to the Company of $11,406, net of offering costs of $998.

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                   NOTES TO FINANICAL STATEMENTS (Continued)
              (In thousands, except share and per share amounts)


In December 1999, the Company issued 833,333 shares of Series G Preferred to Genentech, Inc. ("Genentech"), at a price per share of $12.00 which resulted in proceeds to the Company of $10,000 in conjunction with entering into a collaboration agreement (See Note 10). The shares automatically converted into shares of the Company's common stock upon the initial public offering at an exchange rate determined by dividing the total proceeds plus accrued and unpaid dividends by the initial offering price of the Company's common stock.

9. Stock Options and Warrants

1995 Stock Incentive Plan

During 1995, the Company adopted the 1995 Stock Plan (the "Plan") which provided for the grant of up to 1,005,714 options to directors, officers, employees and consultants. In April 1999, the Plan was amended and restated, and is now the Amended and Restated 1995 Stock Plan. In January 2000 the option pool was increased to 3,428,571 shares. Under the Plan, both incentive and non-qualified stock options, as well as restricted stock, can be granted. The Board of Directors shall determine the term and dates of the exercise of all options at their grant date, provided that for incentive stock options, such price shall not be less than the fair market value of the Company's stock on the date of grant. At December 31, 2000, there were 659,113 stock option shares available for grant.

The maximum exercise terms for an option grant is ten years from the date of the grant. Options granted under the plan generally vest 25% upon completion of one full year of employment and on a monthly basis over the following three years. Vesting begins from the date of hire for new employees and on the date of grant for existing employees.

The following table summarizes the stock option activity for the Plan:

                                                                  Weighted
                                                   Number of      Average
                                                    Shares     Exercise Price
                                                 ------------- --------------

Options outstanding, December 31, 1997                791,774  $       0.124
   Granted                                            927,714          0.250
   Exercised                                        (137,502)        (0.124)
   Forfeited                                         (91,884)        (0.170)
                                                 ------------- --------------

Options outstanding, December 31, 1998              1,490,102          0.200
   Granted                                            395,000          0.688
   Exercised                                        (306,775)        (0.124)
   Forfeited                                        (103,809)        (0.212)
                                                 ------------- --------------

Options outstanding, December 31, 1999              1,474,518          0.345
   Granted                                            748,995         12.228
   Exercised                                        (295,526)        (0.207)
   Forfeited                                        (157,629)        (6.227)
                                                 ------------- --------------

Options outstanding, December 31, 2000              1,770,358  $       4.872
                                                 ============= ==============

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                   NOTES TO FINANICAL STATEMENTS (Continued)
              (In thousands, except share and per share amounts)

The following table summarizes information concerning options outstanding at December 31, 2000:

                                                                      Weighted
                                                                       Average
                                                      Weighted        Remaining
                                                       Average       Contractual
                                       Options        Exercise          Life           Options
                                     Outstanding        Price        (in Years)      Exercisable
                                    --------------  --------------  --------------  --------------
Price range
   $ 0.123 - $ 0.123                      119,630    $      0.123            5.01         119,630
   $ 0.210 - $ 0.210                      502,179           0.210            7.61         341,928
   $ 0.315 - $ 0.840                      474,992           0.598            8.34         182,651
   $ 1.750 - $ 9.905                       78,568           6.495            9.32               -
   $12.000 - $12.000                      434,281          12.000            9.61               -
   $12.688 - $20.000                      160,708          15.554            9.43               -
                                    --------------  --------------  --------------  --------------
                                        1,770,358    $      4.872            8.36         644,209
                                    ==============  ==============  ==============  ==============

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the Company to disclose pro forma information regarding option grants made and warrants issued to its employees. SFAS 123 specifies certain valuations techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's statement of operations, because the Company has made the election to use the provisions of APB 25 to account for its stock based compensation.

The weighted average fair value of options granted during 2000, 1999 and 1998 was $7.04, $4.95 and $1.70, respectively.

The fair value of options granted to employees was estimated using the following assumptions:

                                                               Years Ended December 31,
                                                    ---------------------------------------------
                                                         2000           1999            1998
                                                    --------------  -------------  --------------
Expected dividend yield                                        0%             0%              0%
Expected stock price volatility                            65.04%             0%              0%
Risk free interest rate                                     6.50%          5.39%           5.02%
Expected life of options                                  5 years        5 years         5 years

For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                   NOTES TO FINANICAL STATEMENTS (Continued)
              (In thousands, except share and per share amounts)

prescribed by SFAS 123, its pro forma net loss and net loss per common share would have been as follows:

                                                                Years Ended December 31,
                                                    ------------------------------------------
                                                         2000           1999          1998
                                                    -------------  ------------  -------------
Net loss available to common stockholders
        - as reported                                $   (14,584)   $   (8,996)    $   (7,528)
Net loss available to common stockholders
        - pro forma                                  $   (15,109)   $   (8,943)    $   (7,562)
Net loss per common share - as reported              $     (1.23)   $    (3.75)    $    (3.65)
Net loss per common share - pro forma                $     (1.27)   $    (3.72)    $    (3.67)

Warrants

Preferred Stock Warrants

In connection with the capital lease agreement executed on October 13, 1995, the Company issued warrants which entitle the holder to purchase 165,000 shares of Series A Preferred with an exercise price of $1.00 per share. These warrants had an estimated fair value of $91 at the date of issuance which was deferred and is being amortized as an increase to interest expense over the term of the related lease agreement using the effective interest rate method. The warrants shall be exercisable prior to the earlier of the tenth anniversary of the grant date or the fifth anniversary date of the Company's initial public offering.

In connection with an amendment on June 18, 1998 to increase the amount of equipment under the capital lease agreement executed on October 13, 1995, the Company issued warrants which entitle the holder to purchase 15,000 shares of Series B Preferred with an exercise price of $1.20 per share. These warrants had an estimated value of $7 at the date of issuance which was calculated using the Black-Scholes method in accordance with SFAS 123. This amount was deferred and is being amortized as an increase to interest expense over the term of the related lease agreement using the effective interest rate method. The warrants shall be exercisable prior to the earlier of the tenth anniversary of the grant date or the fifth anniversary date of the Company's initial public offering.

In connection with additional amendments to increase the amount of equipment under the Company's capital lease agreement which were executed on February 8, 1999 and April 15, 1999, the Company issued warrants which entitle the holder to purchase 20,000 and 8,170 shares, respectively, of Series F Preferred with an exercise price of $2.40 per share. These warrants had an estimated fair value of $53 at their respective dates of issuance which was calculated using the Black-Scholes method in accordance with SFAS 123. These amounts were deferred and are being amortized as an increase to interest expense over the term of the related lease agreement using the effective interest rate method. The warrants shall be exercisable prior to the earlier of the tenth anniversary of the grant date or the fifth anniversary date of the Company's initial public offering.

During 2000, 16,500 of the Series A Preferred stock warrants were exercised and issued as 9,428 common stock shares based on the 1-for-1.75 IPO conversion ratio. No preferred stock warrants had been exercised as of December 31, 1999.

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                   NOTES TO FINANICAL STATEMENTS (Continued)
              (In thousands, except share and per share amounts)

Common Stock Warrants

In connection with a consulting agreement, the Company issued 11,428 warrants on January 15, 1999 to purchase shares of the Company's common stock with an exercise price of $4.20 per share. The warrants had an estimated value of $3 at the date of issuance as calculated using the Black-Scholes model in accordance with SFAS 123. The warrants shall be exercisable prior to the tenth anniversary of the grant date.

In connection with the sale of the Series G Preferred and the collaboration agreement entered into with Genentech on December 17, 1999, the Company issued warrants which entitle the holder to purchase 253,968 shares of common stock with an exercise price of $7.88 per share. The warrants had an estimated value of $1,782 at the date of issuance as determined using the Black-Scholes model which was deferred and recorded in other assets and will be amortized to research and development expense over the period of the Company's research and development commitment. The warrants shall be exercisable prior to the fifth anniversary of the grant date.

In connection with the sale of stock to Genentech during 2000 (see Note 10), the Company issued warrants on December 20, 2000 which entitle the holder to purchase 25,396 shares of common stock with an exercise price of $7.88 per share. The warrants had an estimated value of $577 at the date of issuance as determined using the Black-Scholes model which was deferred and recorded as other assets and will be amortized to research and development expense over the period of the Company's research and development commitment. The warrants shall be exercisable prior to the fifth anniversary of the grant date.

None of the common stock warrants have been exercised as of December 31, 2000 and 1999.

Subsequent to the IPO, all warrants to purchase preferred stock are now exercisable for common stock. Outstanding warrants to purchase the Company's common stock at December 31, 2000 are as follows:

                                      December 31, 2000
                               ------------------------------
                                  Number of         Exercise
                                  Warrants           Price
                               --------------    ------------

                                      94,285     $    1.75
                                       8,571     $    2.10
                                      16,097     $    4.20
                                      11,428     $    4.20
                                     279,364     $    7.88

10. Collaboration Agreements

On September 10, 1998, the Company entered into a Joint Development, License and Supply Agreement (the "Kissei Agreement") with Kissei related to the development of INS365 Respiratory for all therapeutic respiratory applications, excluding sinusitis and middle ear infection, in Japan. INS365 Respiratory for respiratory therapeutic uses is licensed by the Company from UNC. Under the terms of the Kissei Agreement, Kissei will develop, commercialize, and market INS365 Respiratory in Japan. The Company maintains the right to manufacture and supply INS365 to Kissei.

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                   NOTES TO FINANICAL STATEMENTS (Continued)
              (In thousands, except share and per share amounts)

The Kissei Agreement provided that Kissei would pay the Company an up front payment of $4,500, which included the purchase of $900 in equity in the form of Series C Preferred Stock.

Upon the signing of the Kissei Agreement, Kissei purchased 375,000 shares of the Company's Series C Preferred for $900 or $2.40 per share. In addition, the Company received a non-refundable up front license fee of $3,600 million which was initially deferred and is being recognized as license revenue ratably over the period of the Company's ongoing research and development commitment. In addition, depending on whether all milestones are met, the Company could receive milestone payments of up to $13,000 over the term of the Kissei Agreement. The Company is receiving reimbursement for liaison staff positions which totaled $250 during each of the years ended December 31, 2000 and 1999. In addition, the Company will receive royalties on net sales of INS365 Respiratory by Kissei. During 1999, the Company received a milestone payment under the Kissei Agreement of $600 based on achievement of technical milestones by Inspire. In January 2000, the Company received a milestone payment of $1,500 based on achievement of a technical milestone by Kissei in its development of INS365 Respiratory.

During 1999, the Company contracted with a contract research organization ("CRO") to perform research and development on behalf of Kissei. The Company is reimbursed by Kissei for the costs of this study. The total amount paid to the CRO and reimbursement received from Kissei during 1999 totaled $813.

On December 16, 1998, the Company entered into a Development, License and Supply Agreement (the "Santen Agreement") with Santen Pharmaceutical Company, Ltd. ("Santen") to complete the development of INS365 Ophthalmic for the therapeutic treatment of ocular surface diseases. Santen received an exclusive license to INS365 Ophthalmic in Japan, China, South Korea, the Philippines, Thailand, Vietnam, Taiwan, Singapore, Malaysia and Indonesia ("the Territory") in the field. Under the terms of the Santen Agreement, Santen will develop, commercialize, and market INS365 Ophthalmic in the Territory. The Company retains the right to manufacture and supply INS365 Ophthalmic in bulk drug substance to Santen.

Upon the signing of the Santen Agreement, Santen purchased 416,667 shares of the Company's Series D Preferred for $1,500 or $3.60 per share. In addition, depending on whether all milestones under the Santen Agreement are met, the Company could receive milestone payments of up to $4,750. In addition, the Company will receive royalties on net sales on INS365 Ophthalmic by Santen.

During 2000, the Company received a milestone payment under the Santen Agreement of $500 based on achievement of a regulatory milestone by Santen. No milestone payments were received under the Santen Agreement during 1999 or 1998.

On December 17, 1999, the Company entered into a Development, License and Supply Agreement (the "Genentech Agreement") with Genentech to jointly develop INS365 Respiratory and other related P2Y2 agonists existing on the date of the Genentech Agreement for all human therapeutic uses for (a) the treatment of respiratory tract disorders, including chronic bronchitis and cystic fibrosis, throughout the world, excluding Japan and (b) the treatment of sinusitis and middle ear infection worldwide. The Company will maintain the right to manufacture and supply such compounds in bulk drug substance form to Genentech during the research and development period and up to the end of Phase II clinical trials for each indication. The agreement will be in effect until all patents licensed under the agreement have expired, except that if the Company exercises

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                   NOTES TO FINANICAL STATEMENTS (Continued)
              (In thousands, except share and per share amounts)

its option to co-fund the development of INS37217 Respiratory for the treatment of cystic fibrosis, then the agreement will remain in effect until the product is no longer being marketed in the United States.

The Genentech Agreement provided that Genentech would pay the Company a non-refundable, non-creditable up-front payment of $5,000 upon execution of the Genentech Agreement, which the Company will record as license revenue over the term of its research and development commitment, which is estimated to be completed by December 31, 2001. In addition, the Company could receive milestone payments of up to an additional $63,000, of which $2 million is in the form of additional stock purchases by Genentech at the then current fair value. In addition, the Company will receive royalties on net sales by Genentech of INS365 Respiratory and other indications represented in the collaborative research agreement.

Upon the signing of the agreement, Genentech purchased 833,333 shares of Series G Preferred for $12.00 a share or an aggregate purchase price of $10,000 and Genentech was issued 253,968 warrants to purchase shares of the Company's common stock with an exercise price of $7.88 per share. In addition, upon the occurrence of certain milestone events, the Company is obligated to sell, and Genentech is obligated to purchase: (i) up to $2,000 of the Company's common stock, at a per share price determined, using the 20-day trailing average close price of the Company's common stock as quoted on an established stock exchange, and (ii) Genentech will be issued warrants for up to 50,792 shares of the Company's common stock at an exercise price of $7.88 per share. In the event these warrants are issued, the Company will be required to record a charge equal to the fair value of the warrants.

On December 20, 2000, upon achievement of a technical milestone the Company sold 64,806 shares of common stock to Genentech at $15.40 per share and issued warrants which entitle the holder to purchase 25,396 shares of common stock with an exercise price of $7.88 (see Note 9).

On September 12, 2000, the Company entered into a License Agreement (the "Kirin Agreement") with Kirin Brewery Company, Ltd., Pharmaceutical Division ("Kirin") to complete the development and commercialization of INS316 Diagnostic to aid in the diagnosis of lung cancer. Kirin received an exclusive license to INS316 Diagnostic in twenty-one Asian countries and regions ("the Territory") in the field. Under the terms of the Kirin Agreement, Kirin will develop, manufacture, commercialize, and market INS316 Diagnostic in the Territory.

Upon the signing of the Kirin Agreement, the Company received a non-refundable up front license fee which was initially deferred and is being recognized as license revenue ratably over the period of the Company's ongoing research and development commitment. In addition, depending on whether all milestones under the Kirin Agreement are met, the Company could receive milestone payments based on clinical sucess. Upon commercialization, the Company will receive royalties on net sales of INS316 Diagnostic by Kirin within the Territory.

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                   NOTES TO FINANICAL STATEMENTS (Continued)
              (In thousands, except share and per share amounts)

11. License Agreement

On March 10, 1995, the Company licensed the rights to the patent for a Method of Treating Lung Disease with Uridine Triphosphates which covers INS316 Diagnostic from the University of North Carolina at Chapel Hill ("UNC"). In connection with this license agreement, the Company paid $65 in license initiation fees and issued 297,714 shares of common stock with an estimated value at the date of issuance of $36 or $0.12 per share and has agreed to make milestone payments totaling up to $1,000. The Company reached one such milestone in 1997 and made the milestone payment of $500 in the same year. A $10 milestone payment was made during each of 2000 and 1999.

On September 1, 1998, the Company licensed the rights to the patents for a Method of Treating Cystic Fibrosis with Dinucleotides, a Method of Treating Bronchitis with Uridine Triphosphates and related compounds, and a Method of Treating Ciliary Dyskinesia with Uridine Triphosphates and related compounds, which cover INS365 Respiratory, from UNC. In connection with this license agreement, the Company paid $15 in license initiation fees and issued 28,572 shares of common stock with an estimated value at the date of issuance of $90 or $3.15 per share and has agreed to pay milestone payments totaling $160. The Company made milestone payments of $5 and $30 during 2000 and 1999, respectively.

In connection with the license agreements with UNC, the Company has agreed to pay royalties based on net sales of certain Licensed Products (as defined in the license agreements).

The Company enters into sponsored research and development and clinical trial agreements with the UNC on an annual basis whereby direct and indirect costs, as defined, are reimbursed by the Company.

12. Commitments

The Company is obligated under a master capital lease for furniture, equipment, and computers. Each lease term under the master lease agreement expires between 30 to 48 months from the date of inception.

The Company also has several non-cancelable operating leases, primarily for office space and office equipment, that extend through May 2004 and are subject to certain voluntary renewal options. Rental expense for operating leases during 2000 and 1999 for the cumulative period from inception (October 28, 1993) to December 31, 2000 was $186 (net of sublease rentals $11), $164 (net of sublease rentals $25), and $796 (net of sublease rentals of $108), respectively.

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                   NOTES TO FINANICAL STATEMENTS (Continued)
              (In thousands, except share and per share amounts)

Future minimum lease payments under capital and non-cancelable operating leases (net of related sublease rentals) with remaining lease payments as of December 31, 2000 are as follows:

                                                              Capital        Operating
Year Ending December 31,                                       Leases          Leases
----------------------------------------------------------  ------------    -----------
    2001                                                     $      358     $      231
    2002                                                            322            206
    2003                                                            193            113
    2004                                                             53              -
                                                            ------------    -----------
Total minimum lease payments                                        926     $      550
                                                                            ===========
Less amount representing interest                                   114
                                                            ------------
Present value of net minimum capital lease payments                 812
Less current portion of capital lease obligations                   289
                                                            ------------
Capital lease obligations, excluding current portion         $      523
                                                            ============

The Company has contractual commitments or purchase arrangements with various clinical research organizations, manufacturers of drug product and others. Most of these arrangements are for a period of less than 12 months. The amount of the Company's financial commitments under these arrangements totals approximately $15,500 at December 31, 2000.

In June 2000, the Company entered into an equipment financing agreement under which the Company can borrow up to $750 to finance the purchase of scientific equipment. At December 31, 2000, $337 was outstanding under this agreement.

13. Employee Benefit Plan

The Company has adopted a 401(k) Profit Sharing Plan ("the Plan") covering all qualified employees. The effective date of the Plan is August 1, 1995. Participants may elect a salary reduction of 1% to 15% as a contribution to the Plan. Modifications of salary reductions can be made quarterly.

The Plan permits employer matching of up to 8% of a participant's salary, but the Company has elected not to match participants' contributions at this time. If employer matching is implemented, participants will begin vesting 100% immediately in employer contributions.

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                   NOTES TO FINANICAL STATEMENTS (Continued)
              (In thousands, except share and per share amounts)

14. Quarterly Financial Data (unaudited)

                                      -----------  -----------  ----------- -----------  -----------
                2000                     First       Second        Third      Fourth        Total
------------------------------------- -----------  -----------  ----------- -----------  -----------
Revenue:
    Collaborative research
        agreements                     $   1,154    $   1,154    $   1,155   $   1,905    $   5,368

Net loss available to common
    stockholders                          (2,512)      (3,000)      (4,237)     (4,835)     (14,584)

Net loss per common
    share - basic and diluted          $   (1.01)    $  (1.15)    $  (0.25)  $   (0.19)   $   (1.23)

                1999
-------------------------------------
Revenue:
    Collaborative research
        agreements                     $     270    $     270    $     270   $     294    $   1,104

Net loss available of common
    stockholders                       $  (1,292)   $  (1,755)   $  (2,217)  $  (3,730)   $  (8,996)

Net loss per common
    share - basic and diluted          $   (0.58)   $   (0.72)   $   (0.90)  $   (1.51)   $   (3.75)

Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.