Form 10-Q
period 2001-03-31
INSPIRE PHARMACEUTICALS INC
filed 2001-05-15
CIK 1040416

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________

                       Commission File Number: 000-31135


                         INSPIRE PHARMACEUTICALS, INC.
                         -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                      04-3209022
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

   4222 Emperor Boulevard, Suite 470
        Durham, North Carolina                               27703-8466
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

                        YES  X     NO______

Indicate the number of shares outstanding of common stock, as of the latest practical date: 25,728,809 as of May 1, 2001.

                            Inspire Pharmaceuticals
                         (a development stage company)

PART I:  FINANCIAL INFORMATION

Item 1. Financial Statements


                            Condensed Balance Sheets
               (in thousands except share and per share amounts)

                                                                                (Unaudited)
                                                                                --------------
                                                                                   MARCH 31,            DECEMBER 31,
                                                                                     2001                   2000
                                                                                --------------         --------------
Assets
Current assets:
 Cash and cash equivalents..................................................        $ 49,495               $ 35,109
 Short-term investments.....................................................          23,256                 44,026
 Accounts receivable........................................................              56                    209
 Interest receivable........................................................             316                    364
 Prepaid expenses...........................................................             336                    415
                                                                                    --------               --------
Total current assets........................................................          73,459                 80,123

Property and equipment, net.................................................           1,445                  1,214
Other assets................................................................           1,262                  1,656
Total assets................................................................        $ 76,166               $ 82,993
                                                                                    ========               ========
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable...........................................................        $     95               $    430
 Accrued expenses...........................................................             761                    852
 Notes payable..............................................................              26                     26
 Capital leases, current portion............................................             293                    289
 Deferred revenue, current portion..........................................           4,464                  5,618
                                                                                    --------               --------
Total current liabilities...................................................           5,639                  7,215

Capital leases, excluding current portion...................................             440                    523
Deferred revenue............................................................             500                    750
                                                                                    --------               --------
Total liabilities...........................................................           6,579                  8,488

Stockholders' equity:
 Common stock, $0.001 par value, 56,000,000 shares authorized;
  25,677,381 and 25,515,087 shares issued and outstanding
  at March 31, 2001 and December 31, 2000, respectively.....................              26                     26
 Additional paid-in capital.................................................         125,085                126,081
 Other comprehensive income.................................................              26                     51
 Deferred compensation......................................................          (2,441)                (3,782)
 Deficit accumulated during the development stage...........................         (53,109)               (47,871)
                                                                                    --------               --------
Total stockholders' equity..................................................          69,587                 74,505
                                                                                    --------               --------
Total liabilities and stockholders' equity..................................        $ 76,166               $ 82,993
                                                                                    ========               ========

    The accompanying notes are an integral part of these condensed financial statements.

                            Inspire Pharmaceuticals
                         (a development stage company)


                       Condensed Statements of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)

                                                                                                           Cumulative
                                                                                                             From
                                                                                                           Inception
                                                                                                          (October 28,
                                                                                THREE MONTHS ENDED          1993) to
                                                                              March 31,      March 31,      March 31,
                                                                               2001            2000           2001
                                                                             --------       ---------       ---------
Revenues:
 Collaborative research agreements......................................     $  1,405        $  1,154       $   8,237
                                                                             --------       ---------       ---------

Operating expenses:
 Research and development (includes $141, $225, and $1,562, respectively, of
  stock-based compensation).............................................        6,835           2,541          48,789
 General and administrative (includes $169, $171 and $1,412, respectively,
  of stock-based compensation)..........................................        1,242             842          13,719
                                                                             --------       ---------       ---------

 Total operating expenses...............................................        8,077           3,383          62,508
                                                                             --------       ---------       ---------

 Operating loss.........................................................       (6,672)         (2,229)        (54,271)
                                                                             --------        --------       ---------

Other income (expense), net:
 Interest income........................................................        1,468             295           4,697
 Interest expense.......................................................          (34)           (186)         (1,693)
 Loss on disposal of property and equipment.............................            -               -            (366)

 Other income (expense), net............................................        1,434             109           2,638
                                                                             --------       ---------       ---------

 Loss before provision for income taxes.................................       (5,238)         (2,120)        (51,633)

Provision for income taxes..............................................            0             150             820
                                                                             --------       ---------       ---------

Net loss................................................................       (5,238)         (2,270)        (52,453)

Preferred stock dividends...............................................            0            (242)           (656)
                                                                             --------       ---------       ---------

Net loss available to common stockholders...............................     $ (5,238)      $  (2,512)      $ (53,109)
                                                                             ========       =========       =========

Net loss per common share-basic and diluted.............................     $  (0.20)      $   (1.01)
                                                                             ========       =========

Weighted average common shares outstanding-basic and diluted............       25,605           2,497
                                                                             ========       =========


    The accompanying notes are an integral part of these condensed financial statements.

                            Inspire Pharmaceuticals
                         (a development stage company)


                       Condensed Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)

                                                                                                                     CUMULATIVE
                                                                                                                   FROM INCEPTION
                                                                                                                    (OCTOBER 28,
                                                                                           THREE MONTHS ENDED          1993)
                                                                                        MARCH 31,      MARCH 31,    TO MARCH 31,
                                                                                         2001            2000          2001
                                                                                      -----------     ----------   --------------
Cash flows from operating activities:
 Net loss........................................................................     $ (5,238)       $ (2,270)      $(52,453)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Stock issued for exclusive licenses............................................            -               -            144
  Stock issued for consulting services...........................................            -               -             72
  Depreciation and amortization..................................................          147             144          3,720
  Amortization of stock-based compensation.......................................          310             396          3,003
  Amortization of debt issuance costs............................................          394             160            394
  Loss on disposal of property and equipment.....................................            -               -            366
  Deferred revenue...............................................................       (1,405)            346          4,963
  Changes in operating assets and liabilities:
   Accounts receivable...........................................................          153               1            (56)
   Interest receivable...........................................................           48               -           (316)
   Prepaid expenses..............................................................           79            (330)          (336)
   Other assets..................................................................            -              (5)           (82)
   Accounts payable..............................................................         (333)           (113)            97
   Accrued expenses..............................................................          (91)            232            763
                                                                                      --------        --------      ---------
Net cash (used in) operating activities..........................................       (5,936)         (1,439)       (39,721)
                                                                                      --------        --------      ---------
Cash flows from investing activities:
 Purchase of investments.........................................................      (53,906)              -       (108,927)
 Proceeds from sale of investments...............................................       74,651               -         85,697
 Proceeds from sale of property and equipment....................................            -               -            127
 Sale of certificate of deposit..................................................            -               -            (78)
 Purchases of property and equipment.............................................         (378)           (379)        (2,333)
                                                                                      --------        --------      ---------
Net cash (used in) provided by investing activities..............................       20,367            (379)       (25,514)
                                                                                      --------        --------      ---------
Cash flows from financing activities:
 Proceeds from bridge loans......................................................            -               -            780
 Proceeds from issuance of notes payable and capital lease obligations...........                                         408
 Payments on notes payable.......................................................            -               -           (400)
 Issuance of common stock........................................................           34              21         70,381
 Issuance of convertible preferred stock.........................................            -               -         45,061
 Payments on capital lease obligations...........................................          (79)            (72)        (1,500)
                                                                                      --------        --------      ---------
Net cash (used in) provided by financing activities..............................          (45)            (51)       114,730
                                                                                      --------        --------      ---------
Increase (decrease) in cash and cash equivalents.................................       14,386          (1,869)        49,495
Cash and cash equivalents, beginning of period...................................       35,109          22,728              -
                                                                                      --------        --------      ---------
Cash and cash equivalents, end of period.........................................     $ 49,495        $ 20,858      $  49,495
                                                                                      ========        ========      =========

    The accompanying notes are an integral part of these condensed financial statements.

                            Inspire Pharmaceuticals
                         (a development stage company)


               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
               -------------------------------------------------
           (amounts in thousands except share and per share amounts)

1. ORGANIZATION

    Inspire Pharmaceuticals, Inc. (the "Company") was founded on October 28, 1993 to discover and develop novel pharmaceutical products to treat diseases characterized by deficiencies in the body's innate defense mechanisms of mucosal hydration and mucociliary clearance, as well as other non-mucosal disorders. The Company's technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill for rights to certain developments from the founder's laboratories. Our lead products target repiratory and ophthalmic diseases with inadequate current treatments.

    The Company is considered a development stage enterprise. Since inception, the Company has devoted substantially all of its efforts towards establishing its business and research and development programs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2001.

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

REVENUE RECOGNITION

    Revenue is recognized under collaborative research agreements when services are performed or when contractual obligations are met. Nonrefundable fees received at the initiation of the collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of the related research and development commitment. Milestone payments under collaboration agreements and research agreements are recognized as revenues ratably over the remaining period of the Company's research and development commitment beginning on the date the Company achieves the indicated milestone and such achievement is acknowledged by the collaborative partner, which generally coincides with the receipt of the milestone payment.

                            Inspire Pharmaceuticals
                         (a development stage company)


NET INCOME (LOSS) PER SHARE

  Basic net income (loss) per common share ("basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock. The calculation of diluted EPS for the three months ended March 31, 2001 and 2000 does not include 1,695,262 and 15,705,600, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

SEGMENT REPORTING

  The Company has determined that it did not have any separately reportable operating segments as of March 31, 2001.

COMPREHENSIVE INCOME (LOSS)

  At March 31, 2001, the Company had $26 of unrealized gain on investments that is classified as other comprehensive income and is disclosed as a component of stockholders' equity. The Company had no items of other comprehensive income during the same period in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. SFAS 133, as amended by SFAS 137 and SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently nor does it intend in the future to use derivative instruments and therefore does not expect that the adoption of SFAS 133 in fiscal 2001 will have any impact on its financial position or results of operations.

                            Inspire Pharmaceuticals
                         (a development stage company)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial figures are represented in thousands except share and per share amounts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

     Revenues are derived from collaborative research and development agreements with strategic partners. Revenues were $1,405 for the three months ended March 31, 2001, compared to $1,154 for the same period in 2000, an increase of 22%. This increase was due to revenue recognized during the three months ended March 31, 2001 related to an upfront payment received from Kirin Brewery Co., Ltd. in the fourth quarter of 2000. The Company also has milestone payments from Kissei Pharmaceuticals Co., Ltd. and Genentech, Inc., which are recognized over the period of our ongoing research and development commitment under the collaborative research agreements with the respective companies.

RESEARCH AND DEVELOPMENT

     Our research and development expenses are comprised of personnel and related costs and the costs of external contract research organizations that are performing research and development activities, including clinical studies, for us, and the costs of filing and maintaining our patent portfolio.

     Research and development expenses were $6,835 for the three months ended March 31, 2001, compared to $2,541 for the same period in 2000, an increase of 169%. The increase in research and development expenses is due to increased external costs related to patent activities, research costs, preclinical testing, toxicology studies, clinical supplies, clinical development activities, including initiation of Phase III clinical trials, and increased internal costs associated with additional personnel costs necessary to perform and/or manage these activities. The Company expects to incur increases in future periods as later phases of development typically involve an increase in the scope of studies and the number of patients treated.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. General and administrative expenses were $1,242 for the three month ended March 31, 2001, compared to $842 for the same period in 2000, an increase of 48%. The increase in general and administrative expenses resulted from an increase in headcount in legal, marketing and operations to support the Company's strategic business collaborations and operations as a publicly traded company.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists of interest income earned on cash deposits and short-term investments, reduced by interest expense on notes payable, capital lease obligations, gains and losses on sales of property and equipment and amortization of debt issuance costs. Other income (expense), net was $1,434 for the period ended March 31, 2001, compared to $109 for the same period in 2000, an increase of 1,225%. The increase was due to higher interest income earned from higher average cash and investment balances partially offset by increased interest expense related to leased equipment and amortization of debt issuance costs.

                            Inspire Pharmaceuticals
                         (a development stage company)

PROVISION FOR INCOME TAXES

     The provision for income taxes was zero for the three months ended
March 31, 2001, compared to $150 for the same period in 2000. The decrease in the provision for income taxes is attributable to withholding taxes paid on milestone payments from Japanese collaborative partners during the three months ended March 31, 2000. No milestone payments were received during the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its operations through the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial public offering.

     As of March 31, 2001, cash and cash equivalents totaled $49,495, an increase of $14,386 as compared to December 31, 2000. The increase in cash and cash equivalents is due to the decrease in short-term investments of $20,770 offset by cash used by operations for the three months ended March 31, 2001 of $5,936 purchase of property and equipment of $378, payment of lease obligations of $79, and the issuance of common stock of $34.

     Cash used by operations of $5,936 in the three months ended March 31, 2001, represented a net loss of $5,238, a decrease in deferred revenue of $1,405, a decrease in accounts payable of $333, and a decrease in accrued expenses of $91, partially offset by a decrease in interest receivable of $48, a decrease in accounts receivable of $153 and a decrease in prepaid expenses of $79.

     Cash used by investing activities for the three months ended March 31, 2001 consisted of the proceeds of investment grade securities, net of purchases of $20,745 and the purchase of property and equipment totaling $378.

     Cash used from financing activities for the three months ended March 31, 2001 was comprised of the issuance of common stock of $34 offset by the payment of lease obligations of $79.

     The company will not generate revenues, other than license and milestone payments, from the sale of its products unless or until it or its licensees receive marketing clearance from the FDA and appropriate governmental agencies in other countries. The Company cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of the Company's products.


IMPACT OF INFLATION

     Although it is difficult to predict the impact of inflation on costs and revenues of the Company in connection with the Company's products, the Company does not anticipate that inflation will materially impact its costs of operation or the profitability of its products when marketed.

CAUTIONARY STATEMENT

     The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the Company's control. Statements contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward looking statements. Forward looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. These risks are discussed in Part II, Item 5 of this report, titled "Other Information - Risk Factors" and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Although the Company believes the expectations reflected in the forward looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

                            Inspire Pharmaceuticals
                         (a development stage company)


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company's exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense it must pay with respect to various outstanding debt instruments. The Company's risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and the Company's investments in interest rate sensitive financial instruments. Under the Company's current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company ensures the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. The Company reduces default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of the Company's interest sensitive financial instruments at March 31, 2001 or March 31, 2000. Declines in interest rates over time will, however, reduce the Company's interest income while increases in interest rates over time will increase interest expense.

                            Inspire Pharmaceuticals
                         (a development stage company)


PART II:  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     (c) During the period covered by this Quarterly Report on Form 10-Q, we issued the following securities that were not registered under the Securities
Act:

     On March 1, 2001, Comdisco, Inc., the holder of warrants to purchase Series A preferred stock, Series B preferred stock and Series F preferred stock, which became warrants to purchase common stock upon the closing of our initial public offering, exercised its warrants and was issued an aggregate of 91,847 shares of our common stock. Pursuant to the terms of the warrants, the transactions were "net issue exercises" in which the shares of common stock were issued upon the cancellation of a portion of the warrants.

     The issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D as transactions not involving any public offering. Where appropriate, the warrant holder represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the applicable securities. The warrant holder received adequate information about us or had access to adequate information.

     (d) On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds (in thousands) after deduction of expenses were approximately $69,300. Through March 31, 2001, we have used approximately $1,327 of the net proceeds of the offering as follows:

     Discovery and research programs (in thousands).................  $1,327
                                                                      ------

     Total (in thousands)...........................................  $1,327
                                                                      ======

     The remainder of the net proceeds of the offering are being temporarily invested in interest bearing investment grade securities and certificates of deposit which are classified as available for sale.

Item 5. Other Information

   RISK FACTORS

     An investment in the shares of our common stock involves a substantial risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. There are a number of important factors that could cause our actual results to differ materially from those indicated by any forward-looking statements in this document. These factors include, without limitation, the risk factors listed below and other factors presented throughout this document and any other documents filed by us with the Securities and Exchange Commission. Financial figures are represented in thousands except share and per share amounts.

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

                            Inspire Pharmaceuticals
                         (a development stage company)


   Generally, all of our product candidates are in research or preclinical development, with only five, INS365 Respiratory, INS365 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory and INS37217 Ophthalmic currently in clinical trials. The results of preclinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our ongoing clinical studies might be delayed or halted for various reasons, including:

     . the drug is not effective, or physicians think that the drug is not effective;

     .  patients experience severe side effects during treatment;

     . patients die during the clinical study because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

     . patients do not enroll in the studies at the rate we expect or discontinue enrollment;

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

                            Inspire Pharmaceuticals
                         (a development stage company)


   In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering product candidates. Physicians have administered our current product candidates, INS365 Respiratory, INS316 Diagnostic and INS37217 Respiratory, for the treatment or diagnosis of respiratory disorders using a jet nebulizer, a device that generates and delivers a fine mist derived from a liquid, which is inhaled into the lungs, in their respective clinical studies. Although the use of a jet nebulizer is an effective and well accepted means for administering products for inhalation with respect to acute use and, to a lesser degree, chronic use, we believe more convenient methods of delivery and administration, such as a hand-held inhalation device, may be necessary in the case of INS365 Respiratory and INS37217 Respiratory, to more fully address chronic use. Our testing of prototype hand-held inhalation devices is at an early stage and we may not be able to develop or find a convenient hand-held device that works in patients with chronic bronchitis. Our current product candidate for the treatment of dry eye disease, INS365 Ophthalmic, is applied from a vial containing a single dose of medication. Patients may prefer to purchase the medication in a bottle containing a sufficient quantity of medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Similar challenges exist in identifying and perfecting convenient methods of administration for many of our other product candidates.

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

                            Inspire Pharmaceuticals
                         (a development stage company)


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

                            Inspire Pharmaceuticals
                         (a development stage company)


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

                            Inspire Pharmaceuticals
                         (a development stage company)


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

   Any products resulting from our product development efforts are not expected to be available for sale for a number of years, if at all. Five of our product candidates, INS365 Respiratory, INS365 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory and INS37217 Ophthalmic, operate in a similar manner. If the clinical results of one of the compounds is not favorable, the results of the other compound may not be favorable. Moreover, we have designed all of our product candidates to use related mechanisms of action. If these mechanisms of action are not effective, we may not be able to commercialize any of our product candidates. Even if all of our product candidates prove effective, we may choose not to commercialize all of them.

IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN ANTICIPATED, OR IN AN AMOUNT GREATER THAN ANTICIPATED, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

   We have experienced significant losses since inception. We incurred net losses of $5,238 for the three months ended March 31, 2001, $14,584 for the year ended December 31, 2000, and $8,996 for the year ended December 31, 1999. As of March 31, 2000 our accumulated deficit was approximately $53,109. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase substantially in the near-term due to expanded research and development efforts, preclinical studies and clinical trials. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

   We have used substantial amounts of cash to fund our research and development activities. In the three months ended March 31, 2001 our operating expenses exceeded $8,000. In the fiscal year ended December 31, 2000 our operating expenses exceeded $20,000. We expect our capital and operating expenditures to increase over the next several years as we expand our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

                            Inspire Pharmaceuticals
                         (a development stage company)


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

   We anticipate that our operating expenses will exceed $25,000 for the fiscal year ending December 31, 2001. We also expect to purchase capital equipment at a cost of approximately $2,000 in the same period. Following December 31, 2001, we expect our operating expenses to increase as we continue to develop our product candidates. We intend to rely on Genentech, Kissei, Santen, Kirin, future collaborators and the proceeds of our initial public offering for significant funding in support of our development efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development.

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

                            Inspire Pharmaceuticals
                         (a development stage company)


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

                            Inspire Pharmaceuticals
                         (a development stage company)


BECAUSE OUR MANAGEMENT HAS BROAD DISCRETION OVER THE USE OF THE PROCEEDS FROM OUR INITIAL PUBLIC OFFERING, THE PROCEEDS MAY BE USED IN WAYS STOCKHOLDERS DO NOT DEEM TO BE ADVISABLE.

   Our management has broad discretion as to the allocation of the proceeds for our initial public offering, including the timing and conditions of the use of the proceeds. Our management may allocate the proceeds to uses that stockholders do not deem advisable. If management spends the funds unwisely, we may not have sufficient working capital to become profitable.

OUR EXISTING DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS HOLD A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK AND MAY BE ABLE TO PREVENT OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

   Our directors, executive officers and current 5% stockholders and their affiliates beneficially own over 40% of the common stock as of March 28, 2001. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as our merger with or into another company, a sale of substantially all of our assets and amendments to our amended and restated certificate of incorporation. The decisions of these stockholders may conflict with our interests or those of our other stockholders.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND YOUR INVESTMENT IN OUR STOCK MAY DECLINE IN VALUE.

   The market price of our common stock is likely to be highly volatile. Factors that could cause volatility and could result in declines in the market price of our common stock include among others:

   . announcements made by us concerning results of our clinical trials with INS365 Respiratory, INS365 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS37217 Ophthalmic and any other product candidates;

                            Inspire Pharmaceuticals
                         (a development stage company)


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

FUTURE SALES BY OUR CURRENT STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

   Sales of our common stock by our current stockholders in the public market could cause the market price of our stock to fall. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of March 31, 2001, there were 25,677,381 shares of common stock outstanding. Of these outstanding shares of common stock, all of the 6,325,000 shares sold in our initial public offering are freely tradable, without restriction under the Securities Act of 1933, as amended, unless purchased by our "affiliates." The remaining shares of common stock may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144 under the Securities Act.

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

                            Inspire Pharmaceuticals
                         (a development stage company)


Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits:

Exhibit
No.          Description of Exhibit
---          ----------------------

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2,
       2000)

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000)

10.1 Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Beth Bennett dated February 27, 2001

b)  Reports on Form 8-K

    No current reports on Form 8-K were filed during the reporting period

                            Inspire Pharmaceuticals
                         (a development stage company)

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Inspire Pharmaceuticals, Inc.

Date: May 11, 2001             By:  /s/ Christy L. Shaffer
------------------                  ----------------------
                                    Christy L. Shaffer
                                    President, Chief Executive Officer
                                    and Director

Date: May 11, 2001             By:  /s/ Gregory J. Mossinghoff
------------------                  --------------------------
                                    Gregory J. Mossinghoff
                                    Senior Vice President,
                                    Chief Business Officer, Secretary
                                    and Treasurer

                            Inspire Pharmaceuticals
                         (a development stage company)

                                 EXHIBIT INDEX

Exhibit
  No.                         Description of Exhibit
-------                       ----------------------

3.1 Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2,
       2000)

3.2 Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

10.1 Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Beth Bennett dated February 27, 2001