Form 10-Q
period 2001-06-30
INSPIRE PHARMACEUTICALS INC
filed 2001-08-10
CIK 1040416

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended June 30, 2001

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

                              YES  X     NO
                                   --      ------

Indicate the number of shares outstanding of common stock, as of the latest practical date: 25,729,526 as of August 10, 2001.

                            Inspire Pharmaceuticals
                         (a development stage company)


PART I:  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
        ---------------------
                           Condensed Balance Sheets
               (in thousands except share and per share amounts)
                                  (Unaudited)



                                                                            June 30,         December 31,
                                                                              2001               2000
                                                                       -----------------   -----------------

Assets
Current assets:
    Cash and cash equivalents                                                   $53,904             $35,109
    Short-term investments                                                       14,912              44,026
    Other receivables                                                                44                 209
    Interest receivable                                                             226                 364
    Prepaid expenses                                                                422                 415
                                                                       -----------------   -----------------

Total current assets                                                             69,508              80,123

Property and equipment, net                                                       1,395               1,214
Other assets                                                                      4,363               1,656
                                                                       -----------------   -----------------
Total assets                                                                    $75,266             $82,993
                                                                       =================   =================

Liabilities and stockholders' equity Current liabilities:
    Accounts payable                                                             $1,065                $430
    Accrued expenses                                                                565                 852
    Notes payable                                                                    27                  26
    Capital leases, current portion                                                 368                 289
    Deferred revenue, current portion                                             6,642               5,618
                                                                       -----------------   -----------------

Total current liabilities                                                         8,667               7,215

Capital leases, excluding current portion                                           700                 523
Deferred revenue, excluding current portion                                       1,917                 750
                                                                       -----------------   -----------------

Total liabilities                                                                11,284               8,488

Stockholders' equity:
    Common stock, $0.001 par value, 56,000,000 shares authorized;
       25,728,809 and 25,515,087 shares issued and outstanding
       at June 30, 2001 and December 31, 2000, respectively                          26                  26
    Additional paid-in capital                                                  125,086             126,081
    Other comprehensive income                                                       10                  51
    Deferred compensation                                                       (2,124)             (3,782)
    Deficit accumulated during the development stage                           (59,016)            (47,871)
                                                                       -----------------   -----------------

Total stockholders' equity                                                       63,982              74,505

                                                                       -----------------   -----------------
Total liabilities and stockholders' equity                                      $75,266             $82,993
                                                                       =================   =================



   The accompanying notes are an integral part of these condensed financial statements.

                            Inspire Pharmaceuticals
                         (a development stage company)


                      Condensed Statements of Operations
                    (in thousands except per share amounts)
                                  (Unaudited)




                                                                                                           Cumulative
                                                                                                             From
                                                                                                            Inception
                                                                                                             October
                                                         THREE MONTHS ENDED          SIX MONTHS ENDED       (28, 1993)
                                                         ------------------          ----------------          to
                                                       June 30,      June 30,      June 30,     June 30,     June 30,
                                                         2001          2000          2001         2000         2001
                                                      ------------  ------------ ------------- ------------ -----------
                                                      ------------  ------------ ------------- ------------ -----------

Revenues:
   Collaborative research agreements                       $1,404        $1,155        $2,809       $2,309      $9,641

                                                      ------------  ------------ ------------- ------------ -----------
Operating expenses:
   Research and development (includes $128, $235,
   $269, $462 and $1,690, respectively, of
   stock-based compensation)                                6,798         3,158        13,633        5,702      55,587
   General and administrative (includes $169, $170,
   $338, $339 and $1,919, respectively, of
   stock-based compensation)                                1,532           848         2,773        1,688      15,250
                                                      ------------  ------------ ------------- ------------ -----------

   Total operating expenses                                 8,330         4,006        16,406        7,390      70,837
                                                      ------------  ------------ ------------- ------------ -----------

   Operating loss                                         (6,926)       (2,851)      (13,597)      (5,081)    (61,196)
                                                      ------------  ------------ ------------- ------------ -----------
Other income (expense), net:
   Interest income                                          1,065           286         2,533          582       5,762
   Interest expense                                          (47)         (178)          (81)        (365)     (1,740)
   Loss on disposal of property and equipment                   -             -             -            -       (366)
                                                      ------------  ------------ ------------- ------------ -----------

   Other income (expense), net                              1,018           108         2,452          217       3,656
                                                      ------------  ------------ ------------- ------------ -----------

   Loss before provision for income taxes                 (5,908)       (2,743)      (11,145)      (4,864)    (57,540)

Provision for income taxes:                                     -             -             -        (150)       (820)
                                                      ------------  ------------ ------------- ------------ -----------

Net loss:                                                 (5,908)       (2,743)      (11,145)      (5,014)    (58,360)

Preferred stock dividends:                                      -         (257)             -        (499)       (656)
                                                      ------------  ------------ ------------- ------------ -----------

Net loss available to common stockholders:               ($5,908)      ($3,000)     ($11,145)     ($5,513)   ($59,016)
                                                      ============  ============ ============= ============ ===========

Net loss per common share-basic and diluted:               ($0.23)       ($1.15)       ($0.43)      ($2.16)
                                                      ============  ============ ============= ============

Weighted average common shares outstanding-basic
  and diluted:                                         25,723,157     2,604,134    25,664,602    2,550,319
                                                      ============  ============ ============= ============



             The accompanying notes are an integral part of these
                        condensed financial statements.

                            Inspire Pharmaceuticals
                         (a development stage company)



                      Condensed Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)





                                                                                                Cumulative
                                                                                                   From
                                                                                                 Inception
                                                                                                 (October
                                                                        SIX MONTHS ENDED         28, 1993)
                                                                        ----------------            to
                                                                    June 30,       June 30,      June 30,
                                                                      2001           2000          2001
                                                                  -------------- -------------- -------------

Cash flows from operating activities:
   Net loss                                                            ($11,145)       ($5,014)     ($58,360)
   Adjustments  to  reconcile  net  loss  to  net  cash  used  in operating activities:
       Stock issued for exclusive licenses                                    -              -           144
       Stock issued for consulting services                                   -              -            72
       Depreciation and amortization                                        306            276         3,879
       Amortization of stock-based compensation                             608            801         3,301
       Amortization of debt issuance costs                                  789            320           788
       Loss on disposal of property and equipment                             -              -           366
       Deferred revenue                                                   2,191          (809)         8,559
       Changes in operating assets and liabilities:
            Other receivables                                               165             19          (45)
            Interest receivable                                             138           (72)         (226)
            Prepaid expenses                                                (7)          (633)         (422)
            Other assets                                                      5            (1)          (77)
            Accounts payable                                                635          (371)         1,067
            Accrued expenses                                              (287)            124           567
                                                                  -------------- -------------- -------------
Net cash (used in) operating activities:                                (6,602)        (5,360)      (40,387)
                                                                  -------------- -------------- -------------

Cash flows from investing activities:
   Purchase of investments                                             (73,128)        (3,107)     (128,149)
   Proceeds from sale of investments                                     98,701              -       109,747
   Proceeds from sale of property and equipment                               -              -           127
   Sale of certificate of deposit                                             -              -          (78)
   Purchases of property and equipment                                    (487)          (352)       (2,442)
                                                                  -------------- -------------- -------------
Net cash (used in) provided by investing activities:                     25,086        (3,459)      (20,795)
                                                                  -------------- -------------- -------------

Cash flows from financing activities:
   Proceeds from bridge loans                                                 -              -           780
   Proceeds  from  issuance of notes  payable  and capital  lease
   obligations                                                              401              -           809
   Payments on notes payable                                                  -              -         (400)
   Issuance of common stock                                                  55             21        70,402
   Issuance of convertible preferred stock                                    -              -        45,061
   Payments on capital lease obligations                                  (145)          (171)       (1,566)
                                                                  -------------- -------------- -------------
Net cash (used in) provided by financing activities:                        311          (150)       115,086
                                                                  -------------- -------------- -------------

Increase (decrease) in cash and cash equivalents:                        18,795        (8,969)        53,904
Cash and cash equivalents, beginning of period:                          35,109         22,728             -
                                                                  -------------- -------------- -------------

Cash and cash equivalents, end of period:                               $53,904        $13,759       $53,904
                                                                  ============== ============== =============


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

1. Organization

     Inspire Pharmaceuticals, Inc. (the "Company") was founded on October 28, 1993 to discover and develop novel pharmaceutical products to treat diseases characterized by deficiencies in the body's innate defense mechanisms of mucosal hydration and mucociliary clearance, as well as other non-mucosal disorders. The Company's technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill for rights to certain developments from the founder's laboratories. Our lead products target respiratory and ophthalmic diseases with inadequate current treatments.

The Company is considered a development stage enterprise. Since inception, the Company has devoted substantially all of its efforts towards establishing its business and research and development programs.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2001.

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

Net Income (Loss) Per Share

     Basic net income (loss) per common share ("basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per

                            Inspire Pharmaceuticals
                         (a development stage company)



common share ("diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock. The calculation of diluted EPS for the six months ended June 30, 2001 and 2000 does not include 1,709,903 and 16,885,673, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Segment Reporting

     The Company has determined that it did not have any separately reportable operating segments as of June 30, 2001.

Other Comprehensive Income (Loss)

     At June 30, 2001, the Company had $10 of unrealized gain on investments that is classified as other comprehensive income and is disclosed as a component of stockholders' equity. The Company had no items of other comprehensive income at June 30, 2000.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 ("SFAS No. 141"), "Business Combinations" and 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. The Company intends to adopt SFAS No. 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001. The Company does not expect that the adoption of SFAS Nos. 141 and 142 will have any impact on its financial statements or results of operations.

                            Inspire Pharmaceuticals
                         (a development stage company)




Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

RESULTS OF OPERATIONS
---------------------
(amounts in thousands except share and per share amounts)

Three Months Ended June 30, 2001 and 2000
-----------------------------------------

Revenues

     Revenues are derived from collaborative research and development agreements with strategic partners. Revenues were $1,404 for the three months ended June 30, 2001 compared to $1,155 for the same period in 2000, an increase of 22%. This increase was due to revenue recognized during the three months ended June 30, 2001 related to the upfront payment received from Kirin Brewery Co., Ltd. in the fourth quarter of 2000. We also recognized revenues related to milestone payments from Kissei Pharmaceuticals Co., Ltd. and Genentech, Inc., which are recognized over the period of ongoing research and development commitment under the collaborative research agreements with the respective companies.

Research and Development

     Our research and development expenses are comprised of personnel and related costs and the costs of external contract research organizations that are performing research and development activities, including clinical studies, for us, and the costs of filing and maintaining our patent portfolio.

     Research and development expenses for the three months ended June 30, 2001 were $6,798 compared to $3,158 for the same period in 2000, an increase of 115%. The increase in research and development expenses is due to increased external costs related to research costs, preclinical testing, toxicology studies, clinical supplies, clinical development activities, including continual enrollment in Phase III clinical trials, and increased internal costs necessary to perform and/or manage these activities. We expect to incur increases in future periods as later phases of development typically involve an increase in the scope of studies and the number of patients treated.

General and Administrative Expenses

     General and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. General and administrative expenses were $1,532 for the three months ended June 30, 2001 compared to $848 for the same period in 2000, an increase of 81%. The increase in general and administrative expenses is due to increased costs in legal, marketing and operations, which support the Company's strategic business collaborations and operations as a publicly traded company.

Other Income (Expense), Net

     Other income (expense), net consists of interest income earned on cash deposits and investments, reduced by interest expense on notes payable and capital lease obligations, and gains and losses on sales of property and equipment. Other income (expense), net was $1,018 for the three months ended June 30, 2001 compared to $108 for the same period in 2000, an increase of 843%. The increase was due to interest income earned from larger cash balances partially offset by interest expense related to leased equipment.

Six Months Ended June 30, 2001 and 2000
---------------------------------------

Revenues

     Revenues are derived from collaborative research and development agreements with strategic partners. Revenues were $2,809 for the six months ended June 30, 2001 compared to $2,309 for the same period in 2000, an increase of 22%. This increase was due to revenue recognized during the six months ended June 30, 2001 related to

                            Inspire Pharmaceuticals
                         (a development stage company)


an upfront payment received from Kirin Brewery Co., Ltd. in the fourth quarter of 2000. We also recognized revenues related to milestone payments from Kissei Pharmaceuticals Co., Ltd. and Genentech, Inc., which are recognized over the period of ongoing research and development commitment under the collaborative research agreements with the respective companies.

Research and Development

     Our research and development expenses are comprised of personnel and related costs and the costs of external contract research organizations that are performing research and development activities, including clinical studies, for us, and the costs of filing and maintaining our patent portfolio.

     Research and development expenses for the six months ended June 30, 2001 were $13,633 compared to $5,702 for the same period in 2000, an increase of 139%. The increase in research and development expenses is due to increased external costs related to research costs, preclinical testing, toxicology studies, clinical supplies, clinical development activities, including continual enrollment in Phase III clinical trials, and increased internal costs necessary to perform and/or manage these activities. We expect to incur increases in future periods as later phases of development typically involve an increase in the scope of studies and the number of patients treated.

General and Administrative Expenses

     General and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. General and administrative expenses were $2,773 for the six months ended June 30, 2001 compared to $1,688 for the same period in 2000, an increase of 64%. The increase in general and administrative expenses is due to increased costs in legal, marketing and operations, which support the Company's strategic business collaborations and operations as a publicly traded company.

Other Income (Expense), Net

     Other income (expense), net consists of interest income earned on cash deposits and investments, reduced by interest expense on notes payable and capital lease obligations, and gains and losses on sales of property and equipment. Other income (expense), net was $2,452 for the six months ended June 30, 2001 compared to $217 for the same period in 2000, an increase of 1030%. The increase was due to interest income earned from larger cash balances partially offset by interest expense related to leased equipment.

Provision for Income Taxes

     The provision for income taxes was zero for the six months ended June 30, 2001, compared to $150 for the same period in 2000. The decrease in the provision for income taxes is attributable to withholding taxes paid on milestone payments from Japanese collaborative partners during the six months ended June 30, 2000. No milestone payments were received from Japanese collaborative partners during the six months ended June 30, 2001

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

     As of June 30, 2001, cash and cash equivalents totaled $53,904 compared to $35,109 as of December 31, 2000, an increase of 54%. The increase in cash and cash equivalents is due to a net decrease in investments of $25,573,

                            Inspire Pharmaceuticals
                         (a development stage company)


proceeds from notes payable of $401, issuance of common stock of $55 offset by cash used by operations for the six months ended June 30, 2001 of $6,602, purchase of property and equipment of $487, and the payment of capital lease obligations of $145.

     Cash used by operations of $6,602 in the six months ended June 30, 2001, represented a net loss of $11,145, an increase in prepaid expenses of $7, a decrease in accrued expenses of $287, partially offset by a net increase in non-cash charges, including deferred revenue, of $3,894, a decrease in other receivables, interest receivable and other assets that totals $308 and an increase in accounts payable of $635.

     Cash used by investing activities for the six months ended June 30, 2001 consisted of net proceeds of $25,573 from the purchase and sale of investment grade securities reduced by the purchase of property and equipment of $487.

     Cash provided by financing activities for the six months ended June 30, 2001 consisted of the issuance of common stock of $55, the proceeds of a note payable of $401 offset by the payment of capital lease obligations of $145.

IMPACT OF INFLATION
-------------------

     Although it is difficult to predict the impact of inflation on costs and revenues of our Company in connection with our products, we do not anticipate that inflation will materially impact our cost of operation or the profitability of our products when marketed.

CAUTIONARY STATEMENT
--------------------

     The Company operates in a highly competitive environment that involves a number of risks, some of which are beyond the our control. Statements contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward looking statements. Forward looking statements involve known and unknown risks that could cause the Company's actual results to differ materially from expected results. These risks are discussed in Part II, Item 5 of this report, titled "Other Information - Risk Factors" and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        -----------------------------------------------------------

     The Company's exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense it must pay with respect to various outstanding debt instruments. The Company's risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and the Company's investments in interest rate sensitive financial instruments. Under the Company's current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company ensures the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. The Company reduces default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of the Company's interest sensitive financial instruments at June 30, 2001 or June 30, 2000. Declines in interest rates over time will, however, reduce the Company's interest income while increases in interest rates over time will increase interest expense.

                            Inspire Pharmaceuticals
                         (a development stage company)




PART II:  OTHER INFORMATION
---------------------------

Item 2. Changes in Securities and Use of Proceeds
        ------------------------------------------
        (in thousands)

     (d) On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds after deduction of expenses were approximately $69,300. Through June 30, 2001, we have used approximately $8,158 of the net proceeds of the offering as follows:

      Discovery and research programs                  $6,754
      General and Administrative expenses               1,173
      Purchase of equipment                                86
      Payment of debt                                     145
                                                -------------


      Total                                            $8,158
                                                =============


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     On June 1, 2001, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

     1. Election of two Directors (there were no abstentions or broker non-votes in connection with the election of directors) .

                                                For:             Withheld:

          Christy L. Schaffer, Ph.D.............18,257,315       72,795

          Gregory J. Mossinghoff................18,257,315       72,795

     2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2001.

        For:               Against:           Abstain:

     18,250,495             77,954              1,661

Item 5. Other Information
        ------------------

        Risk Factors
        ------------

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

                            Inspire Pharmaceuticals
                         (a development stage company)


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

       Generally, all of our product candidates are in research or preclinical development, with only five, INS365 Respiratory, INS365 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory and INS37217 Ophthalmic currently in clinical development. We have ended clinical trials on INS365 Respiratory. We are in the process of redesigning the Phase II protocol and intend to initiate another Phase II trial by the end of the year. The results of preclinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our ongoing clinical studies might be delayed or halted for various reasons, including:


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

                            Inspire Pharmaceuticals
                         (a development stage company)


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

OUR DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY.

     Our business strategy depends upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have development collaborations with five collaborators, Genentech, Allergan, Kissei, Santen and Kirin. The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Kirin has the right to terminate our license agreement by giving us 180 days prior notice. Genentech has given us notice, as of June 15, 2001, that they will terminate the agreement on November 12, 2001. If we do not maintain the Allergan, Kissei, Santen or Kirin collaborations or establish additional research and development collaborations or licensing arrangements it will be difficult to develop and commercialize therapeutic or diagnostic products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us. Our current or

                            Inspire Pharmaceuticals
                         (a development stage company)

any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market therapeutic or diagnostic products on our own. As a result, we will continue to depend on collaborators and contractors for the preclinical study and clinical development of therapeutic products and for regulatory approval, manufacturing and marketing of therapeutic and diagnostic products which result from our technology. The agreements with collaborators typically will allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the preclinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our research programs.

     We intend to rely on Allergan, Kissei, Santen, Kirin and any future collaborators for significant funding in support of our development efforts. If Allergan, Kissei, Santen or Kirin reduces or terminates its funding, we will need to devote additional internal resources to product development, scale back or terminate certain research and development programs or seek alternative collaborators.

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

                            Inspire Pharmaceuticals
                         (a development stage company)



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

                            Inspire Pharmaceuticals
                         (a development stage company)

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

     We have experienced significant losses since inception. We incurred net losses of $11,145 for the six months ended June 30, 2001, $14,584 for the year ended December 31, 2000, and $8,996 for the year ended December 31, 1999. As of June 30, 2000 our accumulated deficit was approximately $59,016. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase substantially in the near-term due to expanded research and development efforts, preclinical studies and clinical trials. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be

                            Inspire Pharmaceuticals
                         (a development stage company)


affected by the following:

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

     We have used substantial amounts of cash to fund our research and development activities. In the six months ended June 30, 2001 our operating expenses exceeded $16,000. In the fiscal year ended December 31, 2000 our operating expenses exceeded $20,000. We expect our capital and operating expenditures to increase over the next several years as we expand our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

     .   the progress of our research programs;

     .   the number and breadth of these programs;

     .   our ability to attract collaborators for our products;

     . achievement of milestones under our existing collaborations with Allergan, Kissei, Santen and Kirin;

     .   our ability to establish and maintain additional collaborations;

     .   progress by our collaborators: Allergan, Kissei, Santen and Kirin;

     . the level of activities relating to commercialization rights we retain in our collaborations;

     .   competing technological and market developments;

     . the costs involved in enforcing patent claims and other intellectual property rights; and

     .   the costs and timing of regulatory approvals.

     We anticipate that our operating expenses will exceed $25,000 for the fiscal year ending December 31, 2001. We also expect to purchase capital equipment at a cost of approximately $2,000 in the same period. Following December 31, 2001, we expect our operating expenses to increase as we continue to develop our product candidates. We intend to rely on Allergan, Kissei, Santen, Kirin, and future collaborators and the proceeds of our initial public offering for significant funding in support of our development efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved

                            Inspire Pharmaceuticals
                         (a development stage company)


in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH BIOTECHNOLOGY COMPANIES AND ESTABLISHED PHARMACEUTICAL COMPANIES.

     The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. These competitors include Abbott, Alcon, Astra Zeneca, Boehringer Ingelheim, Chiron, Genentech, GlaxoSmithKline, Novartis and Pfizer. Many of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than we or our collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Our competitors may develop technologies and drugs that are safer, more effective or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. The products of our competitors marketed to treat chronic bronchitis include anti-inflammatory products, such as Azmacort(R) and Beclovent(R), bronchodilators such as Atrovent(R) and Proventil(R), combination products such as Advair(TM) and antibiotics such as Biaxin(R) and Zithromax(R). Pulmozyme(R), a Genentech product, and TOBI(R) from Chiron are examples of products used to treat cystic fibrosis. The main current treatments for dry eye disease involve artificial tear replacement drops. In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete. Our competitors may also be more successful in production and marketing.

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

FAILURE TO HIRE AND RETAIN KEY PERSONNEL MAY HINDER OUR PRODUCT DEVELOPMENT PROGRAMS AND OUR BUSINESS EFFORTS.

     We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President, Chief Executive Officer and director; and Gregory J. Mossinghoff, our Senior Vice President, Chief Business Officer and director. If either of these people leave us, we may have difficulty conducting our operations. We have not entered into agreements with any of the above principal members of our management and scientific staff that bind any of them to a specific period of employment. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

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

                            Inspire Pharmaceuticals
                         (a development stage company)


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

     Our directors, executive officers and current 5% stockholders and their affiliates beneficially own approximately 43% of the common stock as of June 30, 2001. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as our merger with or into another company, a sale of substantially all of our assets and amendments to our amended and restated certificate of incorporation. The decisions of these stockholders may conflict with our interests or those of our other stockholders.

ANTI-TAKEOVER PROVISIONS IN OUR AMENDED AND RESTATED CERTIFICATE OF

                            Inspire Pharmaceuticals
                         (a development stage company)


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

     Our amended and restated certificate of incorporation allows our board of directors to issue shares of preferred stock. The Board can determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As a result, our board of directors could make it difficult for a third party to acquire a majority of our outstanding voting stock .

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

     . changes in concerns of our collaborators, in particular our collaborations with Allergan, Kissei, Santen and Kirin;

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

FUTURE SALES BY OUR CURRENT STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

                            Inspire Pharmaceuticals
                         (a development stage company)



     Sales of our common stock by our current stockholders in the public market could cause the market price of our stock to fall. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of June 30, 2001, there were 25,729,526 shares of common stock outstanding. Of these outstanding shares of common stock, all of the 6,325,000 shares sold in our initial public offering are freely tradable, without restriction under the Securities Act of 1933, as amended, unless purchased by our "affiliates." The remaining shares of common stock may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144 under the Securities Act.

     Certain holders of common stock and options and warrants to purchase shares of common stock are entitled to registration rights. Upon registration, these shares may be freely sold in the public market.

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

                            Inspire Pharmaceuticals
                         (a development stage company)


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

a)  Exhibits:

  Exhibit
    No.           Description of Exhibit
-----------       ----------------------

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

   10.1 Sublease between Inspire Pharmaceuticals, Inc. and Circuit City Stores, Inc., dated as of May 7, 2001

   10.2 Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001

   10.3* License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2001)

   99.1 Inspire Pharmaceuticals, Inc. and Allergan, Inc. press release dated June 27, 2001 (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 29,
                  2001)
------------------
   * A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

   b)Reports on Form 8-K

   On April 24, 2001, Inspire filed a Current Report on Form 8-K, dated April 24, 2001, announcing an update on the Phase II trial of INS365 Respiratory for Chronic Bronchitis.

   On May 3, 2001, Inspire filed a Current Report on Form 8-K, dated May 3, 2001, regarding the presentation of positive Phase II data for INS365 Ophthalmic for Dry Eye and the launch of the first Phase I/II clinical trial for INS37217 Ophthalmic for Retinal Detachment.

   On June 20, 2001, Inspire filed a Current Report on Form 8-K, dated June 20, 2001, announcing Genentech's return to Inspire of rights to respiratory programs in chronic bronchitis, cystic fibrosis and sinusitis.

   On June 29, 2001, Inspire filed a Current Report on Form 8-K, dated June 22, 2001, announcing a License, Development and Marketing Agreement between Inspire and Allergan, Inc.

                            Inspire Pharmaceuticals
                         (a development stage company)



                                  SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Inspire Pharmaceuticals, Inc.



Date: August 8, 2001                   By: /s/ Christy L. Shaffer
                                           ----------------------
                                           Christy L. Shaffer
                                           President and Chief Executive Officer


Date: August 8, 2001                   By: /s/ Gregory J. Mossinghoff
                                           --------------------------
                                           Gregory J. Mossinghoff
                                           Senior Vice President, Chief Business
                                           Officer, Secretary and Treasurer
                                           (principal financial officer)

                            Inspire Pharmaceuticals
                         (a development stage company)



                                 EXHIBIT INDEX

  Exhibit
    No.       Description of Exhibit
---------     ----------------------

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

10.1 Sublease between Inspire Pharmaceuticals, Inc. and Circuit City Stores, Inc., dated as of May 7, 2001

10.2 Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001

10.3* License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2001)

99.1 Inspire Pharmaceuticals, Inc. and Allergan, Inc. press release dated June 27, 2001 (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 29, 2001)
--------------
* A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.