Form 10-Q
period 2001-09-30
INSPIRE PHARMACEUTICALS INC
filed 2001-11-13
CIK 1040416

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended September 30, 2001

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

                                    YES X   NO
                                        --     --

Indicate the number of shares outstanding of common stock, as of the latest practical date: 25,746,152 as of October 31, 2001.

                            Inspire Pharmaceuticals
                         (a development stage company)


PART I:  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
        ---------------------
                            Condensed Balance Sheets

                (in thousands except share and per share amounts)
                                   (Unaudited)

                                                                         September 30,        December 31,
                                                                             2001                2000
                                                                       -----------------   -----------------
Assets
Current assets:
   Cash and cash equivalents                                                    $50,141             $35,109
   Short-term investments                                                        14,975              44,026
   Other receivables                                                                216                 209
   Interest receivable                                                              217                 364
   Prepaid expenses                                                                 421                 415
                                                                       -----------------   -----------------
Total current assets                                                             65,970              80,123

Property and equipment, net                                                       1,336               1,214
Other assets                                                                        976               1,656
                                                                       -----------------   -----------------
Total assets                                                                    $68,282             $82,993
                                                                       =================   =================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                $709                $430
   Accrued expenses                                                                 857                 852
   Notes payable                                                                     27                  26
   Capital leases, current portion                                                  393                 289
   Deferred revenue, current portion                                              5,488               5,618
                                                                       -----------------   -----------------

Total current liabilities                                                         7,474               7,215

Capital leases, excluding current portion                                           602                 523
Deferred revenue, excluding current portion                                         833                 750
                                                                       -----------------   -----------------
Total liabilities                                                                 8,909               8,488

Stockholders' equity:
   Common stock, $0.001 par value, 56,000,000 shares authorized;
      25,746,152 and 25,515,087 shares issued and outstanding
      at September 30, 2001 and December 31, 2000, respectively                      26                  26
   Additional paid-in capital                                                   125,091             126,081
   Other comprehensive income                                                        17                  51
   Deferred compensation                                                        (1,829)             (3,782)
   Deficit accumulated during the development stage                            (63,932)            (47,871)
                                                                       -----------------   -----------------
Total stockholders' equity                                                       59,373              74,505
                                                                       -----------------   -----------------
Total liabilities and stockholders' equity                                      $68,282             $82,993
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

                            Inspire Pharmaceuticals
                         (a development stage company)


                       Condensed Statements of Operations
                     (in thousands except per share amounts)
                                   (Unaudited)

                                                                                                                       Cumulative
                                                                                                                           From
                                                                                                                        Inception
                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED        (October 28,
                                                                  ------------------           -----------------          1993) to
                                                             September 30,  September 30, September 30, September 30,  September 30,
                                                                  2001          2000           2001         2000           2001
                                                             -------------  ------------- ------------  -------------  -------------
Revenues:
    Collaborative research agreements                             $2,238         $1,155        $5,047       $3,463        $11,879
                                                              ----------     ----------    ----------    ---------      ---------
Operating expenses:
    Research and development (includes $124, $235,
    $394, $697 and $1,815, respectively, of
    stock-based compensation)                                      6,557          4,534        20,190       10,236         62,144
    General and administrative (includes $169, $170,
    $508, $509 and $1,751, respectively, of
    stock-based compensation)                                      1,320          1,003         4,093        2,690         16,570
                                                              ----------     ----------    ----------    ---------      ---------
    Total operating expenses                                       7,877          5,537        24,283       12,926         78,714
                                                              ----------     ----------    ----------    ---------      ---------
    Operating loss                                               (5,639)        (4,382)      (19,236)      (9,463)       (66,835)
                                                              ----------     ----------    ----------    ---------      ---------
Other income (expense), net:
    Interest income                                                  772            630         3,305        1,212          6,534
    Interest expense                                                (49)          (190)         (130)        (555)        (1,789)
    Loss on disposal of property and equipment                         -              -             -            -          (366)
                                                              ----------     ----------    ----------    ---------      ---------
    Other income (expense), net                                      723            440         3,175          657          4,379
                                                              ----------     ----------    ----------    ---------      ---------
    Loss before provision for income taxes                       (4,916)        (3,942)      (16,061)      (8,806)       (62,456)

Provision for income taxes                                             -            200             -          350            820
                                                              ----------     ----------    ----------    ---------      ---------
Net loss                                                         (4,916)        (4,142)      (16,061)      (9,156)       (63,276)

Preferred stock dividends                                              -           (95)             -        (594)          (656)
                                                              ----------     ----------    ----------    ---------      ---------
Net loss available to common stockholders                       ($4,916)       ($4,237)     ($16,061)     ($9,750)      ($63,932)
                                                              ==========     ==========    ==========    =========      =========
Net loss per common share-basic and diluted                      ($0.19)        ($0.25)       ($0.62)      ($1.34)
                                                              ==========     ==========    ==========    =========
Weighted average common shares outstanding-basic and diluted  25,733,911     16,690,193    25,687,959    7,298,014
                                                              ==========     ==========    ==========    =========

    The accompanying notes are an integral part of these condensed financial statements.

                            Inspire Pharmaceuticals
                         (a development stage company)

                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                     From
                                                                                                   Inception
                                                                         NINE MONTHS ENDED       (October 28,
                                                                         -----------------         1993) to
                                                                    September 30, September 30,  September 30,
                                                                         2001         2000           2001
                                                                    ------------  -------------  -------------
Cash flows from operating activities:
   Net loss                                                           ($16,061)       ($9,156)     ($63,276)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
       Stock issued for exclusive licenses                                    -              -           144
       Stock issued for consulting services                                   -              -            72
       Depreciation and amortization                                        469            410         4,042
       Amortization of stock-based compensation                             902          1,206         3,595
       Amortization of debt issuance costs                                1,182            480         1,182
       Loss on disposal of property and equipment                             -              -           366
       Deferred revenue                                                    (47)             37         6,321
       Changes in operating assets and liabilities:
            Other receivables                                               (7)        (2,122)         (216)
            Interest receivable                                             147          (369)         (217)
            Prepaid expenses                                                (6)          (157)         (421)
            Other assets                                                    (2)              1          (84)
            Accounts payable                                                279          (467)           709
            Accrued expenses                                                  6            264           859
                                                                  -------------- -------------- -------------
Net cash used in operating activities                                  (13,138)        (9,873)      (46,924)
                                                                  -------------- -------------- -------------
Cash flows from investing activities:
   Purchase of investments                                             (93,774)       (37,220)     (148,795)
   Proceeds from sale of investments                                    122,291            982       133,337
   Proceeds from sale of property and equipment                               -              -           127
   Sale of certificate of deposit                                             -              -          (78)
   Purchases of property and equipment                                    (591)          (665)       (2,546)
                                                                  -------------- -------------- -------------
Net cash provided by (used in) investing activities                      27,926       (36,903)      (17,955)
                                                                  -------------- -------------- -------------
Cash flows from financing activities:
   Proceeds from bridge loans                                                 -              -           780
   Proceeds from issuance of notes payable and capital lease
   obligations                                                              401            430           809
   Payments on notes payable                                                  -              -         (400)
   Issuance of common stock                                                  61         69,256        70,408
   Issuance of convertible preferred stock                                    -              -        45,061
   Payments on capital lease obligations                                  (218)          (225)       (1,638)
                                                                  -------------- -------------- -------------
Net cash provided by financing activities                                   244         69,461       115,020
                                                                  -------------- -------------- -------------

Increase (decrease) in cash and cash equivalents                         15,032         22,685        50,141
Cash and cash equivalents, beginning of period                           35,109         22,728             -
                                                                  -------------- -------------- -------------
Cash and cash equivalents, end of period                                $50,141        $45,413       $50,141
                                                                  ============== ============== =============

    The accompanying notes are an integral part of these condensed financial statements.

                            Inspire Pharmaceuticals
                         (a development stage company)
           (amounts in thousands except share and per share amounts)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------

1. Organization

         Inspire Pharmaceuticals, Inc. (the "Company") was founded on October 28, 1993 to discover and develop novel pharmaceutical products to treat diseases characterized by deficiencies in the body's innate defense mechanisms of mucosal hydration and mucociliary clearance, as well as other non-mucosal disorders. The Company's technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill for rights to certain developments from the founder's laboratories. The company's lead products target respiratory and ophthalmic diseases with inadequate current treatments.

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

Net Income (Loss) Per Share

         Basic net income (loss) per common share ("basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and conversion of

                            Inspire Pharmaceuticals
                         (a development stage company)
           (amounts in thousands except share and per share amounts)



convertible preferred stock. The calculation of diluted EPS for the nine months ended September 30, 2001 and 2000 does not include 1,481,787 and 1,315,452, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Segment Reporting

         The Company has determined that it did not have any separately reportable operating segments as of September 30, 2001.

Other Comprehensive Income (Loss)

         At September 30, 2001 and December 31, 2000, the Company had $17 and $51, respectively, of unrealized gain on investments that is classified as other comprehensive income and is disclosed as a component of stockholders' equity.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 ("SFAS 141"), "Business Combinations" and 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. The adoption of SFAS 141 and partial adoption of SFAS 142 have not had any impact on the Company's financial statements or results of operations. The Company does not expect that the complete adoption of SFAS 142 on January 1, 2002 will have any impact on its financial statements or results of operation.

         In August 2001, the FASB issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have any impact on the Company's financial statements or results of operations.

         In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this SFAS 144 are required to be applied fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have any impact on the Company's financial statements or results of operations.

                            Inspire Pharmaceuticals
                         (a development stage company)
           (amounts in thousands except share and per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2001 and 2000
----------------------------------------------

Revenues

         Revenues are derived from collaborative research and development agreements with strategic partners. Revenues were $2,238 for the three months ended September 30, 2001 compared to $1,155 for the same period in 2000, an increase of 94%. This increase was due to revenue recognized during the three months ended September 30, 2001 related to the upfront payment received from Allergan, Inc. in the second quarter of 2001 and the upfront payment received from Kirin Brewery Co., Ltd. in the fourth quarter of 2000. We also recognized revenues related to milestone payments from Kissei Pharmaceuticals Co., Ltd. and Genentech, Inc., which are recognized over the period of ongoing research and development commitment under the collaborative research agreements with the respective companies.

Research and Development

         Our research and development expenses are comprised of personnel and related costs and the costs of external contract research organizations that are performing research and development activities, including clinical studies, for us, and the costs of filing and maintaining our patent portfolio.

         Research and development expenses for the three months ended September 30, 2001 were $6,557 compared to $4,534 for the same period in 2000, an increase of 45%. The increase in research and development expenses is due to increased external costs related to research costs, preclinical testing, toxicology studies, clinical supplies, clinical development activities, including continual enrollment in Phase III clinical trials, and increased internal costs necessary to perform and/or manage these activities. We expect to incur increases in future periods as later phases of development typically involve an increase in the scope of studies and the number of patients treated.

General and Administrative Expenses

         General and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. General and administrative expenses were $1,320 for the three months ended September 30, 2001 compared to $1,003 for the same period in 2000, an increase of 32%. The increase in general and administrative expenses is due to increased costs in legal, marketing and operations, which support the Company's strategic business collaborations and operations as a publicly traded company.

Other Income (Expense), Net

         Other income (expense), net consists of interest income earned on cash deposits and investments, reduced by interest expense on notes payable and capital lease obligations, and gains and losses on sales of property and equipment. Other income (expense), net was $723 for the three months ended September 30, 2001 compared to $440 for the same period in 2000, an increase of 64%. The increase was due to interest income earned from larger cash balances partially offset by interest expense related to leased equipment.

Provision for Income Taxes

         The provision for income taxes was zero for the three months ended September 30, 2001, compared to $200 for the same period in 2000. The decrease in the provision for income taxes is attributable to withholding taxes paid on milestone payments from Japanese collaborative partners during the three months ended September 30, 2000. No milestone payments were received from Japanese collaborative partners during the three months ended September 30, 2001.

                            Inspire Pharmaceuticals
                         (a development stage company)
           (amounts in thousands except share and per share amounts)



Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

Revenues

         Revenues are derived from collaborative research and development agreements with strategic partners. Revenues were $5,047 for the nine months ended September 30, 2001 compared to $3,463 for the same period in 2000, an increase of 46%. This increase was due to revenue recognized during the nine months ended September 30, 2001 related to an upfront payment received from Allergan, Inc. in the second quarter of 2001 and the upfront payment received from Kirin Brewery Co., Ltd. in the fourth quarter of 2000. We also recognized revenues related to milestone payments from Kissei Pharmaceuticals Co., Ltd. and Genentech, Inc., which are recognized over the period of ongoing research and development commitment under the collaborative research agreements with the respective companies.

Research and Development

         Our research and development expenses are comprised of personnel and related costs and the costs of external contract research organizations that are performing research and development activities, including clinical studies, for us, and the costs of filing and maintaining our patent portfolio.

         Research and development expenses for the nine months ended September 30, 2001 were $20,190 compared to $10,236 for the same period in 2000, an increase of 97%. The increase in research and development expenses is due to increased external costs related to research costs, preclinical testing, toxicology studies, clinical supplies, clinical development activities, including continual enrollment in Phase III clinical trials, and increased internal costs necessary to perform and/or manage these activities. We expect to incur increases in future periods as later phases of development typically involve an increase in the scope of studies and the number of patients treated.

General and Administrative Expenses

         General and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. General and administrative expenses were $4,093 for the nine months ended September 30, 2001 compared to $2,690 for the same period in 2000, an increase of 52%. The increase in general and administrative expenses is due to increased costs in legal, marketing and operations, which support the Company's strategic business collaborations and operations as a publicly traded company.

Other Income (Expense), Net

         Other income (expense), net consists of interest income earned on cash deposits and investments, reduced by interest expense on notes payable and capital lease obligations, and gains and losses on sales of property and equipment. Other income (expense), net was $3,175 for the nine months ended September 30, 2001 compared to $657 for the same period in 2000, an increase of 383%. The was due to interest income earned from larger cash balances partially offset by interest expense related to leased equipment.

Provision for Income Taxes

         The provision for income taxes was zero for the nine months ended September 30, 2001, compared to $350 for the same period in 2000. The decrease in the provision for income taxes is attributable to withholding taxes paid on milestone payments from Japanese collaborative partners during the nine months ended September 30, 2000. No milestone payments were received from Japanese collaborative partners during the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company historically has financed its operations through the sale of equity securities, including private sales

                            Inspire Pharmaceuticals
                         (a development stage company)
           (amounts in thousands except share and per share amounts)



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

         As of September 30, 2001, cash and cash equivalents totaled $50,141 compared to $35,109 as of December 31, 2000, an increase of 43%. The increase in cash and cash equivalents is due to a net decrease in investments of $28,517, proceeds from notes payable of $401, issuance of common stock of $61 offset by cash used by operations for the nine months ended September 30, 2001 of $13,139, purchase of property and equipment of $591, and the payment of capital lease obligations of $218.

         Cash used by operations of $13,139 in the nine months ended September 30, 2001, represented a net loss of $16,061, an increase in prepaid expenses of $6, an increase in other receivables and other assets that totals $9, partially offset by a net increase in non-cash charges, including deferred revenue, of $2,506, an increase in accrued expenses of $6, a decrease in interest receivable of $147 and an increase in accounts payable of $279.

         Cash used by investing activities for the nine months ended September 30, 2001 consisted of net proceeds of $28,517 from the purchase and sale of investment grade securities reduced by the purchase of property and equipment of $591.

         Cash provided by financing activities for the nine months ended September 30, 2001 consisted of the issuance of common stock of $61, the proceeds of a note payable of $401 offset by the payment of capital lease obligations of $218.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        -----------------------------------------------------------

         The Company's exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income the Company can earn on its investment portfolio and on the increase or decrease in the amount of interest expense it must pay with respect to various outstanding debt instruments. The Company's risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and the Company's investments in interest rate sensitive financial instruments. Under the Company's current policies, it does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company ensures the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. The Company reduces default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly

                            Inspire Pharmaceuticals
                         (a development stage company)

affect the fair value of the Company's interest sensitive financial instruments at September 30, 2001 or September 30, 2000. Declines in interest rates over time will, however, reduce the Company's interest income while increases in interest rates over time will increase interest expense.

                            Inspire Pharmaceuticals
                         (a development stage company)


PART II:  OTHER INFORMATION
---------------------------

Item 2. Changes in Securities and Use of Proceeds
        ------------------------------------------
        (in thousands)

         (d) On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds after deduction of expenses were approximately $69,300. Through September 30, 2001, we have used approximately $15,716 of the net proceeds of the offering as follows:

      Discovery and research programs                               $12,885
      General and administrative expenses                             2,424
      Purchase of equipment                                             190
      Payment of debt                                                   217
                                                               -------------
      Total                                                         $15,716
                                                               =============

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

         Generally, all of our product candidates are in research or preclinical development, with only six, INS365 Respiratory, INS365 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS37217 Respiratory Nasal Spray and INS37217 Ophthalmic currently in clinical development. We halted enrollment early in the initial Phase II clinical trial of INS365 Respiratory for chronic bronchitis in the second quarter of this year due to trial design issues. We are in the process of redesigning the Phase II protocol and intend to initiate another Phase II trial for this potential product in the first half of 2002. The results of preclinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our ongoing clinical studies might be delayed or halted for various reasons, including:

                            Inspire Pharmaceuticals
                         (a development stage company)

         o the drug is not effective, or physicians think that the drug is not effective;

         o  patients experience severe side effects during treatment;

         o patients die during the clinical study because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

         o patients do not enroll in the studies at the rate we expect or discontinue enrollment;

         o drug supplies are not sufficient to treat the patients in the studies; or

         o  we decide to modify the drug during testing.


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

IF PHYSICIANS AND PATIENTS DO NOT ACCEPT OUR PRODUCT CANDIDATES, THEY MAY NOT BE COMMERCIALLY SUCCESSFUL.

         Even if regulatory authorities approve our product candidates, those products may not be commercially successful. Acceptance of and demand for our products will depend largely on the following:

         o acceptance by physicians and patients of our products as safe and effective therapies;

         o  reimbursement of drug and treatment costs by third-party payors;

         o  safety, effectiveness and pricing of alternative products; and

         o prevalence and severity of side effects associated with our products.

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

                            Inspire Pharmaceuticals
                         (a development stage company)

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

OUR DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY.

         Our business strategy depends in part upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have development collaborations with five collaborators, Genentech, Allergan, Kissei, Santen and Kirin. The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Kirin has the right to terminate our license agreement by giving us 180 days prior notice. Genentech has given us notice, as of June 15, 2001, that they will terminate the agreement on November 12, 2001. If we do not maintain the Allergan, Kissei, Santen or Kirin collaborations or establish additional research and development collaborations or licensing arrangements it may be difficult to develop and commercialize therapeutic or diagnostic products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us. Our current or any future collaborations or licensing arrangements ultimately may not be successful. We continue to depend in part on collaborators and contractors for the preclinical study and clinical development of therapeutic products and for regulatory approval, manufacturing and marketing of therapeutic and diagnostic products which result from our technology. The agreements with collaborators typically will allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the preclinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our research programs.

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

                            Inspire Pharmaceuticals
                         (a development stage company)

         We have no experience or capabilities in large scale commercial manufacturing of any of our product candidates or any experience or capabilities in the manufacturing of pharmaceutical products generally. We do not generally expect to engage directly in the manufacturing of products, but instead intend to contract with others for these services. We have relied upon supply agreements with third parties for the manufacture and supply or our product candidates for purposes of preclinical testing and clinical trials. Although we have previously received preclinical and clinical supplies of our product candidates from several suppliers, we presently depend upon Yamasa Corporation as the sole supplier of our supply of the active ingredients of our product candidates. If we are unable to retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize products as planned. Our manufacturing strategy presents the following risks:

       o the manufacturing processes for most of our product candidates have not been tested in quantities needed for commercial sales;

       o delays in scale-up to commercial quantities and any change to a manufacturer other than Yamasa Corporation could delay clinical studies, regulatory submissions and commercialization of our products;

       o manufacturers of our products are subject to the FDA's good manufacturing practices regulations and similar foreign standards, and we do not have complete control over compliance with these regulations by third-party manufacturers;

       o if we need to change to manufacturers other than Yamasa Corporation, FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturers would have to be educated in the processes necessary for the production of our product candidates;

       o without satisfactory long-term agreements with manufacturers, we will not be able to develop or commercialize our product candidates as planned or at all; and

       o we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates.

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

                            Inspire Pharmaceuticals
                         (a development stage company)

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

                            Inspire Pharmaceuticals
                         (a development stage company)

through a variety of proper means, independently develop substantially the equivalent of our proprietary information and technologies, gain access to our trade secrets, or properly design around any of our patented technologies.

BECAUSE ALL OF OUR PRODUCT CANDIDATES USE RELATED MECHANISMS OF ACTION, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS IF THE MECHANISM OF ACTION IS NOT EFFECTIVE.

         Any products resulting from our product development efforts are not expected to be available for sale for at least two years, if at all. Six of our product candidates, INS365 Respiratory, INS365 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS37217 Respiratory Nasal Spray and INS37217 Ophthalmic, operate in a similar manner. If the clinical results of one of the compounds is not favorable, the results of the other compound may not be favorable. Moreover, we have designed all of our product candidates to use related mechanisms of action. If these mechanisms of action are not effective, we may not be able to commercialize any of our product candidates. Even if all of our product candidates prove effective, we may choose not to commercialize all of them.

IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN ANTICIPATED, OR IN AN AMOUNT GREATER THAN ANTICIPATED, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

         We have experienced significant losses since inception. We incurred net losses of $16,061 for the nine months ended September 30, 2001, $14,584 for the year ended December 31, 2000, and $8,996 for the year ended December 31, 1999. As of September 30, 2000 our accumulated deficit was approximately $63,932. We expect to incur significant additional operating losses over the next several years and expect cumulative losses to increase substantially in the near-term due to expanded research and development efforts, preclinical studies and clinical trials. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

         o timing of regulatory approvals and commercial sales of our product candidates;

         o  the level of patient demand for our products;

         o  timing of payments to and from licensors and corporate partners; and

         o  timing of investments in new technologies.

         No regulatory authorities have approved any of our product candidates for marketing, and therefore, we are not generating any revenues from product sales. To achieve and sustain profitable operations, we must, alone or with others, develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell our products.

         The time frame necessary to achieve market success is long and uncertain. We do not expect to generate product revenues for at least the next two years. We may not generate sufficient product revenues to become profitable or to sustain profitability. If the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET OUR EXPANDING CAPITAL REQUIREMENTS, WE MAY BE FORCED TO REDUCE OR ELIMINATE RESEARCH PROGRAMS AND PRODUCT DEVELOPMENT.

         We have used substantial amounts of cash to fund our research and development activities. In the nine months ended September 30, 2001 our operating expenses exceeded $24,000. In the fiscal year ended December 31, 2000 our operating expenses exceeded $20,000. We expect our capital and operating expenditures to increase over the next several years as we expand our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

         o  the progress of our research programs;

                            Inspire Pharmaceuticals
                         (a development stage company)

         o  the number and breadth of these programs;

         o  our ability to attract collaborators for our products;

         o achievement of milestones under our existing collaborations with Allergan, Kissei, Santen and Kirin;

         o  our ability to establish and maintain additional collaborations;

         o  progress by our collaborators: Allergan, Kissei, Santen and Kirin;

         o the level of activities relating to commercialization rights we retain in our collaborations;

         o  competing technological and market developments;

         o the costs involved in enforcing patent claims and other intellectual property rights; and

         o  the costs and timing of regulatory approvals.

         We anticipate that our operating expenses will exceed $30,000 for the fiscal year ending December 31, 2001. We also expect to purchase capital equipment at a cost of approximately $2,000 in the same period. Following December 31, 2001, we expect our operating expenses to increase as we continue to develop our product candidates. We intend to rely on Allergan, Kissei, Santen, Kirin, and future collaborators and the proceeds of our initial public offering for significant funding in support of our development efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development.

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

                            Inspire Pharmaceuticals
                         (a development stage company)


to market products. Drugs resulting from our research and development efforts, or from our joint efforts with our collaborative partners may not compete successfully with competitors' existing products or products under development.

FAILURE TO HIRE AND RETAIN KEY PERSONNEL MAY HINDER OUR PRODUCT DEVELOPMENT PROGRAMS AND OUR BUSINESS EFFORTS.

         We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President, Chief Executive Officer, and director; and Gregory J. Mossinghoff, our Senior Vice President, Chief Business Officer, Secretary, Treasurer and director. If either of these people leave us, we may have difficulty conducting our operations. We have not entered into agreements with any of the above principal members of our management and scientific staff that bind any of them to a specific period of employment. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

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

         Our directors, executive officers and current 5% stockholders and their affiliates beneficially own approximately 42% of the common stock as of September 30, 2001. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as our merger with or into another company, a sale of substantially all of our assets and amendments to our amended and restated certificate of incorporation. The decisions of these stockholders may conflict with our interests or those of our other stockholders.

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

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE AND YOUR INVESTMENT IN OUR STOCK MAY DECLINE IN VALUE.

         The market price of our common stock is likely to be highly volatile. Factors that could cause volatility and could result in declines in the market price of our common stock include among others:

         o announcements made by us concerning results of our clinical trials with INS365 Respiratory, INS365

                            Inspire Pharmaceuticals
                         (a development stage company)

            Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS37217 Respiratory Nasal Spray, INS37217 Ophthalmic and any other product candidates;

         o  changes in government regulations;

         o  regulatory actions as a result of their therapeutic approach;

         o changes in concerns of our collaborators, in particular our collaborations with Allergan, Kissei, Santen and Kirin;

         o developments concerning proprietary rights including patents by us or our competitors;

         o  variations in our operating results; and

         o  litigation.

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

FUTURE SALES BY OUR CURRENT STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

         Sales of our common stock by our current stockholders in the public market could cause the market price of our stock to fall. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of September 30, 2001, there were 25,746,152 shares of common stock outstanding. Of these outstanding shares of common stock, all of the 6,325,000 shares sold in our initial public offering are freely tradable, without restriction under the Securities Act of 1933, as amended, unless purchased by our "affiliates." The remaining shares of common stock may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144 under the Securities Act.

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

         We may issue additional shares:

         o  to employees, directors and consultants;

         o  in connection with corporate alliances;

         o  in connection with acquisitions; and

         o  to raise capital.

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

b) Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001

                            Inspire Pharmaceuticals
                         (a development stage company)

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Inspire Pharmaceuticals, Inc.



Date: November 12, 2001          By: /s/ Christy L. Shaffer
                                     -----------------------
                                     Christy L. Shaffer
                                     President and Chief Executive Officer


Date: November 12, 2001          By: /s/ Gregory J. Mossinghoff
                                     ---------------------------
                                     Gregory J. Mossinghoff
                                     Senior Vice President, Chief Business
                                     Officer, Secretary and Treasurer
                                     (principal financial officer)

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