Form 10-K
period 2001-12-31
INSPIRE PHARMACEUTICALS INC
filed 2002-03-26
CIK 1040416

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001
                               -----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_______to_______.

                          Commission File No. 000-31135

                          INSPIRE PHARMACEUTICALS, INC.
             (Exact name of Registrant as Specified in Its Charter)

                            ------------------------

          Delaware                                        04-3209022
          --------                                        ----------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

4222 Emperor Boulevard, Suite 470, Durham, North Carolina           27703-8466
---------------------------------------------------------           ----------
        (Address of Principal Executive Offices)                    (Zip Code)

                                 (919) 941-9777
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------
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

                           Yes   X           No
                           -----------       -------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the equity stock held by non-affiliates of the Registrant: $52,760,995 at February 15, 2002 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 1, 2002.

               Class                               Number of Shares
               -----                               ----------------
     Common Stock, $.001 par value                    25,792,721

Documents incorporated by reference
-----------------------------------

     The Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 4, 2002 is incorporated by reference into Part III of the Annual Report on Form 10-K.

Item 1.   Business.

Overview

     We discover and develop drugs to treat diseases characterized by deficiencies in the body's innate defense mechanisms of mucosal hydration and mucociliary clearance as well as other non-mucosal disorders. Our product candidates in clinical trials are based on proprietary technology relating to P2Y receptors. Studies indicate that a subtype of this family, the P2Y2 receptor, coordinates the mechanisms of mucosal hydration and mucociliary clearance. These complex mechanisms, which involve movement of salt and water, a protein substance made in specialized cells that act to lubricate surfaces, called mucin, and the movement of cilia, or hairlike projections on the surface of cells that move together in a sweeping motion to move liquid and particles forward, can be regulated therapeutically through the stimulation of this receptor. Our lead products target respiratory and ophthalmic diseases with inadequate current treatments. We have also begun to apply our expertise in this field to other applications of other P2Y receptor subtypes as well as advancing several non-P2Y programs. We currently have six product candidates in clinical development:

     .    INS365 Ophthalmic for the treatment of dry eye disease;

     . INS316 Diagnostic to aid in the diagnosis of lung cancer and lung infection;

     .    INS37217 Respiratory for the treatment of cystic fibrosis;

     .    INS365 Respiratory for the treatment of chronic bronchitis;

     .    INS37217 Intranasal for upper respiratory disorders; and

     .    INS37217 Ophthalmic for the treatment of retinal disease.

     We have entered into development and commercialization alliances with Allergan Inc. ("Allergan"), Kissei Pharmaceuticals Co., Ltd., ("Kissei"), Santen Pharmaceutical Co., Ltd. ("Santen") and Kirin Brewery Co., Ltd. Pharmaceutical Division ("Kirin").

     We commenced operations in March 1995. At that time, we acquired a license to our initial technology, including patents relating to P2Y receptors and on method of use for P2Y2 receptor agonists in the respiratory area, from The University of North Carolina at Chapel Hill. We initially focused on the clinical development of INS316 for the treatment of respiratory diseases such as cystic fibrosis and chronic bronchitis. In early 1996, we initiated a research program to develop an improved P2Y2 agonist compound, INS365. A joint patent for this compound was granted to us and The University of North Carolina at Chapel Hill relating to the respiratory therapeutic uses. We began preclinical studies of INS365 for respiratory uses in 1997, and clinical testing of INS365 for respiratory uses in early 1998. We filed an investigational new drug application ("IND") in the United States in the spring of 1998. We acquired an exclusive license to use INS365 to treat respiratory disease from The University of North Carolina at Chapel Hill in 1998. During the development of INS365 for respiratory uses, our scientists began to recognize the potential for using INS365 to treat ophthalmic diseases such as dry eye. We initiated ophthalmic clinical testing of INS365 in the United Kingdom in early 1999, filed an IND in the United States in the fall of 1999 and completed a Phase II clinical trial in the fall of 2000. We initiated a Phase III study in January 2001. Our chemistry lab also synthesized INS37217, a new P2Y2 receptor agonist, in 1998. We began preclinical testing of INS37217 for respiratory uses in 1998 and for ophthalmic uses in 1999. This preclinical work for the initial studies in both the respiratory and ophthalmic areas has now been completed. In the fall of 2000, we filed an IND for INS37217 Respiratory for the treatment of cystic fibrosis. In August 2000 we filed an IND for INS37217 Intranasal for upper respiratory disorders. In June 2001 we filed an IND for INS37217 Ophthalmic for the treatment of retinal disease. All three of these early clinical programs involving INS37217 are currently ongoing.

Technology Background

     Mucosal hydration and mucociliary clearance processes are observed at a number of human mucosal surfaces including those in the respiratory tract, eyes, sinuses, vaginal and endocervical surfaces. Mucosal hydration and mucociliary clearance are natural mechanisms for cleansing and protecting mucosal surfaces and require a coordinated balance of salt, water and mucus. Studies indicate that P2Y2 receptors regulate these mechanisms on epithelial cells that line mucosal surfaces. Diseases that are characterized by impairment of mucosal hydration and/or mucociliary clearance include chronic bronchitis, allergic rhinitis, cystic fibrosis, dry eye disease and retinal disease.

Ophthalmic

     The eyes and inner eyelids are surrounded by a mucosal surface which serves as an important innate defense mechanism, keeping the surface of the eye, or ocular surface, moist, clear and free from infection. Tears produced by the mucosal hydration process and the lacrimal glands help maintain eye moisture, and in response to physical stimuli, can be greatly increased to flush out irritants. This tear film is a complex mixture of fluid, ions, mucin and proteins that, when mixed in the proper proportions, coats the cornea with a protective film. The mucosal hydration process and the lacrimal glands maintain an optimal balance of salt, water, mucin and proteins in people with a healthy ocular surface. Studies indicate that stimulating P2Y2 receptors with effective compounds can help restore the eye's innate mucosal defense mechanism on the ocular surface by stimulating the release of natural tear components.

     Dry Eye Disease

     Dry eye, an ocular surface disease, is the general term for a condition in which abnormalities in the eye's tear film lead to burning, painful, red, irritated, gritty and dry eyes. These abnormalities are typically characterized by a decrease in tear production, an increase in tear evaporation or the improper mixture of the eye's tear film components. If left untreated, dry eye disease can result in permanent corneal damage and visual impairment.

     The current treatments for dry eye disorders in the major markets consist of artificial tear solutions and lubricant drops. In some cases, small plugs are inserted by physicians in the corner of the eyes to slow tear drainage. Artificial tears, which are available as over-the-counter and, in some countries, as prescription products, provide temporary relief of symptoms, but can also wash out the natural proteins and other components that keep an eye healthy. There are currently no FDA approved pharmacologically active agents, drugs that work by affecting a biological process such as stimulation of a receptor, for dry eye disease.

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

     Retinal Disease

     The retina is a layer of sensory tissue that captures and processes visual information, and normally remains attached to the underlying retinal pigment epithelium ("RPE"). Breaks or tears in the retina can lead to an influx of fluid into the subretinal space between the retina and RPE, thereby creating a retinal detachment. Delayed treatment of this condition can lead to degeneration of light-sensing photoreceptor neurons in the retina and permanent loss of visual acuity.

     There are currently no pharmaceutical products approved for the treatment of this type of retinal detachment. Relatively invasive surgical techniques are now generally employed to reattach the retina, but these can lead to significant patient morbidity as well as protracted periods of convalescence.

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

     Respiratory Diagnostics

     Physicians use microscopic examination of lung cells to diagnose lung cancer and lung infections, including pneumonia and tuberculosis. Effective diagnosis requires the collection of an adequate specimen, one which is enriched with deep-lung material obtained from the lower part of the lung. Bronchoscopy, an invasive medical procedure, can be performed to obtain a specimen; however, it is a procedure that costs over $1,000 and poses a risk to patients with impaired lung function. The induction of sputum, either spontaneously or with inhaled solutions, is a less invasive and less costly alternative for obtaining a deep-lung specimen. Once the specimens are collected, they are tested for the presence of cancerous cells or pathogens associated with lung infections. However, many patients have difficulty producing adequate specimens on their own, which is a key barrier to early and effective diagnosis and treatment.

     There are no FDA approved agents currently available to enhance the production of an adequate deep-lung specimen. In an effort to produce a quality specimen, non-approved agents are frequently used, including inhaled solutions such as hypertonic saline and propylene glycol, which cause irritation and excessive coughing. Because these agents have limited utility and are often poorly tolerated, pulmonologists and respiratory therapists have expressed a strong interest in a better-tolerated and more effective inhaled agent, which could reduce the need for bronchoscopies.

     Our market research, including interviews with pulmonologists and oncologists, indicates that deep-lung specimens are frequently collected for the diagnosis of lung cancer and lung infections. The testing of specimens is a optional component of routine annual physical examinations in Japan.

     Cystic Fibrosis

     Cystic fibrosis is a life-threatening disease involving a genetic mutation that disrupts the cystic fibrosis transmembrane regulator protein. In healthy individuals, this protein acts as an ion-specific channel that modulates salt and water movement. In cystic fibrosis patients, a defect in this channel leads to poorly hydrated, thickened mucous secretions in the airways, as well as severely impaired mucociliary clearance. Impairments in these vital lung defense mechanisms typically begin in early childhood. Chronic secondary infections invariably occur, resulting in progressive lung dysfunction and deterioration. Cystic fibrosis-induced damage to the respiratory tract accounts for more than 95% of the morbidity and mortality associated with this disease. According to the U.S. Cystic Fibrosis Foundation, the median life expectancy for patients is 32 years.

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

     There are approximately 30,000 diagnosed cystic fibrosis patients in the United States and approximately 75,000 in the eight major international prescription pharmaceutical markets. The average annual cost of medicine to treat a cystic fibrosis patient in the United States exceeds $35,000, and the annual healthcare cost for patients in the United States is over $1 billion. We estimate that in the United States sales of ethical/proprietary pharmaceutical products to treat cystic fibrosis currently are in excess of $200 million annually.

     Chronic Bronchitis

     Chronic bronchitis is a serious and potentially life-threatening lung condition characterized by acute and chronic airway inflammation, chronic obstruction of airflow and a mucus-producing cough. Patients with chronic bronchitis experience shortness of breath, labored breathing, excessive and chronic coughing and production and retention of excessive mucus. Chronic bronchitis can be caused by smoking, environmental toxins, and viral or bacterial infections. Chronic bronchitis is defined by the American Thoracic Society as the presence of a mucus-producing cough most days of the month, three months of the year, for at least two successive years without obvious alternative explanation. Patients with chronic bronchitis experience acute flare-ups of the illness, their medication usage increases and they may require hospitalization. If left untreated these patients may experience progressive deterioration in lung function which can eventually result in respiratory failure and death.

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

     Approximately 35.5 million patients have been diagnosed with chronic bronchitis in the eight major international prescription pharmaceutical markets, including 13 million in the United States, making it more prevalent than asthma. Chronic bronchitis is estimated to account for approximately $15 billion in direct costs in the United States annually. In the United States, there are estimated to be 500,000 hospitalizations per year due to acute flare-ups of chronic bronchitis and it is the fourth leading cause of death. In the eight major international prescription pharmaceutical markets, sales of ethical/proprietary pharmaceutical products to treat chronic bronchitis were approximately $1.3 billion in 1996.


     Upper Respiratory Disorders

     Upper respiratory disorders such as viral upper respiratory tract infections or "common cold," allergic rhinitis, and rhinosinusitis are associated with an impairment in mucociliary clearance in the nasal passages. Although the etiology of these disorders are varied, they share a common set of nasal symptoms such as rhinorrhea, nasal congestion/blockage, and post-nasal drip. In these conditions the mucous membranes of the nose and paranasal sinuses become irritated, leading to symptoms. In some patients, this irritation is sufficient to hinder the normal drainage of the sinuses into the nasal cavity through the sinus ostia, resulting in blockage of the ostia that may lead to additional impaired ciliary activity, intense pressure/pain, and increased likelihood of infection.

     Rhinosinusitis can be either viral or bacterial in origin. The only available prescription treatments for rhinosinusitis are antibiotics. Antibiotics are generally prescribed as a first-line treatment for rhinosinusitis. Currently there are no prescription or non-prescription therapies available that significantly facilitate drainage of the sinuses and increase mucociliary clearance in the upper airways. A therapy that promoted drainage of the sinuses would have the potential to relieve the pain, pressure and congestion associated with the disease and may obviate the need for antibiotics in some patients.

     Colds are a common disorder prompting nearly 62 million physician visits by adults and children in the United States annually. There are 23.7 million cases of allergic rhinitis reported annually in the United States; 15.9 million of those cases affect the population under the age of 45. Rhinosinusitis affects approximately 37 million Americans, or 14% of the U.S. population; it is more than twice as prevalent as asthma, and results in an estimated $2.4 billion yearly in direct medical costs. It is also a painful disease; prompting 16 million annual outpatient office visits in the U.S. and resulting in significant impairment in patients' ability to function.

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

     We believe that P2Y2 agonists represent a new pharmacological approach to the treatment of respiratory and eye diseases. We also believe that a P2Y2 agonist may be effective as a drug that enhances the production of deep-lung sputum samples for diagnostic tests. Importantly, our product candidates currently in clinical testing can be applied directly to these mucosal surfaces in a topical form such as inhaled aerosols and eye drops. These products act and are degraded locally, resulting in minimizing the potential for systemic side effects. Our current products are designed to address the medical need for effective new products for diseases that involve impairment of mucosal hydration and/or mucociliary clearance on epithelial surfaces. Our principal product candidates are:

          INS365 Ophthalmic. We are developing INS365 Ophthalmic as an eye drop for dry eye disease. We believe that, by promoting the eyes' natural defense mechanism, INS365 Ophthalmic can be one of the first FDA approved pharmacologically effective agents to treat the symptoms of dry eye, and the first one with this mechanism of action. In pre-clinical testing, our product increased the secretions of natural tear components, which we believe can help restore a natural corneal tear film, reduce dry eye symptoms, help prevent long-term corneal damage, and improve ocular surface health in dry eye sufferers.

          INS37217 Ophthalmic. We are developing INS37217 Ophthalmic as an intra-ocular injection for retinal disease. We believe that our product will be the first FDA approved product to help facilitate retinal reattachment without the need for surgery or as an adjunct to surgery. We believe our product may enhance the reabsorption of fluid across the RPE and stimulate the removal of extraneous fluid from the subretinal space.

          INS316 Diagnostic. We are developing INS316 Diagnostic as an inhaled diagnostic drug to aid in the detection of lung cancer and lung infection. Based on clinical studies, we believe that INS316 Diagnostic can be an effective acute-use product to enhance the production of adequate deep-lung specimens for diagnostic purposes. As such, we believe our product may facilitate the diagnosis of lung cancer and lung infection and potentially reduce the need for costly and invasive bronchoscopies.

          INS37217 Respiratory. We are developing INS37217 Respiratory as an inhaled product for the treatment of cystic fibrosis. We believe our product can be the first FDA approved product that mitigates the underlying ion-transport defect in the airways of patients with cystic fibrosis. By hydrating airways and stimulating mucociliary clearance, our product may improve respiratory symptoms, reduce infections and enhance the health status of patients with this disease and will be complementary to other currently approved products.

          INS365 Respiratory. We are developing INS365 Respiratory as an inhaled product for the treatment of chronic bronchitis. We believe our product can be the first FDA approved product that addresses the need for an effective agent to clear the build-up of mucus in the airways of bronchitis sufferers. Thus, we believe our product may reduce the need for antibiotics, steroids and bronchodilators, and may reduce the frequency and length of flare-ups of the illnesses and hospitalizations. In many cases, we believe that our product will be complementary to existing treatments.

          INS37217 Intranasal. We are developing INS37217 Intranasal as an intranasal spray treatment for upper respiratory disorders in which mucociliary clearance is impaired. We believe our product may relieve the nasal symptoms associated with these disorders by facilitating drainage of the nasal passages and sinuses and increasing mucosal clearance in the upper airways.


Our Strategy

     Our objective is to become a leading biopharmaceutical company focused on discovering, developing and commercializing new treatments for diseases involving impaired mucosal hydration or inadequate mucociliary clearance and other disorders. The principal elements of our strategy include:

          Aggressively Advance Our Lead Products. Our focus is on discovering, developing and commercializing therapies where current treatments are ineffective and where large therapeutic market opportunities exist.

          Establish Collaborative Relationships with Market Leaders while Selectively Retaining Marketing Rights. In order to maximize global return to us of late-stage development products, we will continue to establish and expand strategic alliances with leading corporations in our target markets. In general, we seek to advance our compounds into later-stage clinical trials before partnering such compounds for rights primarily outside the United States so as to retain maximum economic benefit to us. We plan to selectively retain partial or full commercialization rights to our products in some limited indications in certain countries, primarily the United States. An example is our co-development and co-promotion options under the Allergan agreement for dry eye disease that enables us to retain significant economic benefit in this opportunity.

          Develop New Products Outside our Proprietary P2Y Technology Platform. Our research focus is to discover new pharmaceutical products that expand beyond our P2Y receptor technology. We have internal programs and sponsored research and development agreements with universities to discover and develop new pharmaceutical products in nonmucosal disorders.

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

================================================================================================================
     Indication             Product Candidate          Development Status                Corporate Partners
================================================================================================================
Ophthalmic
----------------------------------------------------------------------------------------------------------------
  Dry eye              INS365 Ophthalmic         Phase III underway in               Santen (Asia);
                                                 U.S.; Phase I completed in Japan    Allergan
                                                                                     (Worldwide, except Asia)
----------------------------------------------------------------------------------------------------------------
  Retinal disease      INS37217                  Phase I/II underway in U.S.         None
                       Ophthalmic
----------------------------------------------------------------------------------------------------------------
Respiratory
----------------------------------------------------------------------------------------------------------------
  Diagnostic aid for   INS316 Diagnostic         Phase III underway in U.S.          Kirin (Asia);
  lung disease                                                                       Uncommitted outside Asia
----------------------------------------------------------------------------------------------------------------
  Cystic fibrosis      INS37217                  Phase II planned to start in 2002   None
                       Respiratory
----------------------------------------------------------------------------------------------------------------
  Chronic bronchitis   INS365 Respiratory        Phase I/II dose ranging             Kissei (Japan); Uncommitted
                                                 underway in U.S.; Phase I           outside Asia
                                                 completed in Japan
----------------------------------------------------------------------------------------------------------------
  Upper Respiratory    INS37217                  Phase II planned to start in 2002   None
  Disorders            Intranasal
================================================================================================================

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations - Years Ended December 31, 2001, 2000 and 1999 -- Costs and Expenses" below for a discussion of the costs and expenses associated with our research and development programs.

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

     We have completed one Phase I clinical trial in 50 healthy subjects and demonstrated good ocular safety and tolerability. We also completed a Phase IIa study in 35 patients with mild to moderate dry eye, which showed the product candidate to be well tolerated in the target patient population. In the fall of 2000 we completed a multi-center Phase II clinical trial. This study enrolled 158 patients with dry eye disease. Patients were treated with multiple-daily doses of placebo (saline drops) or INS365 Ophthalmic for up to six weeks. Clinical efficacy measures included both objective and subjective parameters for measuring ocular surface health. The results of this study were positive and based on these results a large-scale Phase III program was initiated in 2001 in the United States. The Phase III program included two studies with approximately 1,100 patients. The studies were placebo-controlled, double-masked and designed to compare the safety and efficacy of two concentrations of INS365 Ophthalmic to placebo. In January 2002, preliminary efficacy results from the first Phase III study indicated that INS365 Ophthalmic did not meet the primary efficacy endpoint. Patient improvement on INS365 was observed. However, patients on placebo showed improvement of similar magnitude. A thorough analysis of the subgroups and secondary parameters from this study is underway. The second Phase III study is ongoing, and efficacy results are expected in the second quarter of 2002.

     In December 1998, we entered into a joint development, license and supply agreement with Santen in Asia. Santen is a premier ophthalmic company and markets the only approved prescription product for dry eye disease in Japan. Santen has filed an

IND with Japanese regulatory authorities and has begun Phase I testing in Japan. In June 2001, we entered a joint license, development and marketing agreement with Allergan, Inc. Allergan is a global healthcare company providing eyecare and specialty pharmaceutical products worldwide. See "--Corporate Collaborations."


     INS37217 Ophthalmic for Retinal Disease

     INS37217 Ophthalmic is being developed as an intra-ocular injection for the treatment of retinal disease. INS37217 Ophthalmic is a second generation P2Y2 receptor agonist. In numerous preclinical studies INS37217 Ophthalmic has been shown to enhance the reabsorption of fluid across the RPE and thus stimulate the removal of fluid from the subretinal space.

     In 2001 we initiated a Phase I/II clinical study of INS37217 Ophthalmic. The study was designed to evaluate the safety and ability to stimulate the reabsorption of subretinal fluid and to facilitate reattachment in patients suffering from retinal detachments. Once the Phase I/II study is completed, which is expected in 2002, we will assess the next steps in the program based on the study results.


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

     INS316 Diagnostic has been administered by inhalation to more than 300 patients, and has been well tolerated in these trials. INS316 Diagnostic's safety profile is based on studies including non-smokers, smokers, patients with obstructive lung diseases and patients diagnosed with or suspected of having lung cancer, and on the results of good laboratory practice, genotoxicity and 28-day inhalation toxicology studies. We believe that INS316 Diagnostic is rapidly degraded in blood and plasma and so has minimal systemic absorption. Therefore, the potential for unwanted side effects is minimized.

     These studies have demonstrated that single inhaled doses of INS316 Diagnostic significantly enhance clearing of mucus from the lungs relative to that following administration of normal saline solution. These effects occurred within a few minutes following dosing and were dose-related. Specimens obtained from individuals exposed to INS316 Diagnostic were found to be highly enriched with cell types characteristic of deep-lung secretions, including alveolar macrophages and ciliated epithelial cells, when compared to samples from individuals exposed to a placebo. In a trial in 25 patients with chronic bronchitis who are at high risk for lung cancer, 90% of the patients produced an adequate deep-lung specimen following INS316 Diagnostic inhalation versus only 25% following inhalation of a placebo. Based on these encouraging results we initiated Phase III testing with INS316 Diagnostic in 2001. We expect results of the study in 2003.

     In September 2000, we entered into a licensing agreement with Kirin. Pursuant to this agreement Kirin has obtained rights to develop and commercialize INS316 Diagnostic in 21 Asian countries and regions, including Japan. See "--Corporate Collaborations." Kirin has an ongoing Phase I study in Japan. Kirin is awaiting on our Phase III results in the United States before moving ahead with further clinical development plans in Japan.


     INS37217 Respiratory for Cystic Fibrosis

     INS37217 Respiratory is a second-generation P2Y2 agonist with an extended duration of action. This product is highly stable in the mucous secretions of cystic fibrosis patients, making it an attractive product candidate for this disease. The previous studies we have conducted with INS365 Respiratory provide the scientific rationale for the use of INS37217 Respiratory for cystic fibrosis. We completed all necessary preclinical studies for initial clinical testing and in the fall of 2000 filed an IND in the United States. We initiated and completed a Phase I clinical trial for the development of INS37217 Respiratory for cystic fibrosis in late 2000. In 2001 we initiated a Phase I/II study which is ongoing, and results are expected in the first half of 2002. We intend to initiate a Phase II program in 2002. We intend to develop INS37217 Respiratory for cystic fibrosis as a chronic use agent in an inhaled delivery form.

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


     INS365 Respiratory for Chronic Bronchitis

     INS365 Respiratory is being developed as an inhaled form for the treatment of chronic bronchitis. We have completed five Phase I/II clinical trials of INS365 Respiratory. These trials have evaluated the safety and preliminary efficacy of INS365 Respiratory in healthy volunteers, chronic smokers who are at a high risk for developing chronic bronchitis and cystic fibrosis patients with airflow obstruction. These studies have indicated that INS365 Respiratory was well tolerated and significantly enhanced mucus clearance when compared to placebo. One of these studies, conducted in 35 chronic smokers, indicated that INS365 Respiratory in single inhaled doses significantly enhanced clearing of mucus from the lungs, which occurred rapidly following dosing. This effect was dose-related and was significantly greater than mucus cleared from lungs following inhalation of a saline placebo; the results were statistically significant. We have conducted a series of good laboratory practice toxicology studies, including 28-day inhalation studies, which, together with the Phase I data, have allowed us to progress INS365 Respiratory into a Phase II program.

     In February 2001 we initiated a Phase II clinical study in patients with chronic bronchitis. In April 2001 we suspended enrollment of the Phase II program due to dosing and protocol design issues. An additional Phase I/II dose-ranging trial is currently underway. Plans for reinitiation of the Phase II trial are currently under review, though this trial is not expected to begin in 2002.

     In September 1998, we entered into a joint development, license and supply agreement with Kissei through which Kissei received exclusive rights to develop and market INS365 Respiratory for respiratory therapeutic indications in Japan. See "--Corporate Collaborations." Kissei, our partner in Japan, filed a Japanese IND for INS365 Respiratory in December 1999 and has completed an initial Phase I clinical trial in smokers and non-smokers. This study demonstrated safety and tolerability in the subject population. Kissei is awaiting the results of our Phase I/II dose-ranging trial before moving ahead with further clinical programs.


     INS37217 Intranasal for Upper Respiratory Disorders

     INS37217 Intranasal is being developed to treat upper respiratory tract disorders that are characterized by impaired mucociliary clearance and nasal symptoms. We believe that increasing mucociliary clearance in the nose and sinuses with INS37217 Intranasal may be beneficial for treating a variety of upper respiratory conditions. Clinical studies with other P2Y2 agonists such as INS316 have already shown that these agents open ion channels in the nasal mucosa that hydrates the surface. We expect that INS37217 Intranasal will also stimulate mucociliary clearance in the nasal passages and sinuses.

     We have recently completed a Phase I study of INS37217 Intranasal in healthy subjects and in patients with a history of chronic rhinitis. The study was designed to evaluate the tolerability of INS37217 and the potential to improve mucociliary clearance in the upper airways. We plan to initiate the Phase II program in 2002.


Corporate Collaborations


     Allergan, Inc.

     In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize two novel therapeutic treatments for dry eye, INS365 Ophthalmic and Restasis(R). Under the terms of the agreement, Allergan obtained an exclusive license to develop and commercialize INS365 Ophthalmic worldwide, with the exception of Japan and nine other Asian countries covered by Inspire's agreement with Santen. In return, Inspire will receive up to $39 million in up-front and milestone payments, a co-promotion option for INS365 Ophthalmic in the United States and royalty payments based on net sales. In addition, Inspire can receive royalties on global net sales of Allergan's Restasis(R), excluding sales in Japan, Taiwan, Korea, Hong Kong and Peoples Republic of China markets. The agreement also provides for potential co-promotion by Inspire of INS365 Ophthalmic and Restasis(R) and one or more of Allergan's other marketed products in the United States.

     We have established a joint development committee with Allergan to oversee the joint development programs and a joint commercial committee to establish the brand strategies and manage the relationship. Under the terms of the agreement, we provide bulk active drug substance through the end of Phase III. After Phase III, Allergan is responsible for obtaining or manufacturing all of its bulk active drug substance requirements and for all commercial supply of product.

     We are responsible for conducting, in collaboration with Allergan, the Phase III clinical trials for INS365 Ophthalmic for dry eye and for United States new drug application ("NDA") filing and approval. Allergan is responsible for all other development activities under the agreement, including all development outside the United States and in their territories, and for ex-United States regulatory submissions, filings and approvals relating to products. Allergan is required to use commercially reasonable efforts to conduct development, seek regulatory approvals and market and sell the products.

     The agreement will be in effect until all patents licensed under the agreement have expired. Either Allergan or we may terminate the agreement in the event of a material breach of the agreement. In addition, Allergan has the right, by giving us 180 days prior notice, to terminate the agreement at any time. If Allergan breaches the agreement or terminates the agreement early, other than for our breach, Allergan's license will terminate. Allergan must provide us with all data and information relating to our product, and Allergan must assign or permit us to cross-reference all regulatory filings and approvals.


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

     We received an up-front payment of $4.5 million in 1998, which included the purchase of shares of our preferred stock, which subsequently converted into shares of our common stock. In addition, depending on whether all milestones are met, we could receive additional payments of up to $13.0 million, as well as royalties on net sales of licensed products. To date, we have received $2.1 million in milestone payments.

     We are obligated to supply Kissei with its requirements of INS365 Respiratory bulk drug substance reimbursed at cost. In addition, we are obligated to supply Kissei with its requirements of finished product contained in a vial or nebule and in a delivery system approved by the joint development committee for all clinical trials to be conducted by Kissei. Kissei will pay us an agreed-upon transfer price for all such supplies. We have also agreed to negotiate a commercial supply arrangement with Kissei at the appropriate time to supply Kissei's requirements of finished product and the delivery system.

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

     Under the terms of the agreement, we received an up-front equity investment of $1.5 million in shares of our preferred stock in December 1998, which subsequently converted into shares of our common stock. In addition, depending on whether all milestones are met, we could receive additional payments of up to $4.75 million, as well as royalties on net sales of licensed products. No milestone payments were received under the Santen Agreement during 2001 or 1999. During 2000, the Company received a milestone payment under the Santen Agreement of $500,000 based on achievement of a regulatory milestone by Santen.

     The agreement will terminate when all patents licensed under the agreement have expired. Either Santen or we may terminate the agreement if the other materially breaches the agreement. In addition, we have the right to terminate the agreement at any time if we determine, subject to the coordinating committee's review and arbitration, that Santen has not made reasonably sufficient progress in the development or commercialization of products. If Santen breaches the agreement, or if we terminate the agreement because Santen has not made sufficient progress, Santen's license will terminate. Santen will provide us with all data and information relating to our products, and will assign or permit us to cross-reference all regulatory filings and approvals.


     Kirin Brewery Co., Ltd. Pharmaceutical Division

     In September 2000, we entered into a License Agreement with Kirin for the development and commercialization of INS316 Diagnostic. Under the agreement we granted Kirin an exclusive license to commercialize INS316 Diagnostic in 21 Asian countries and regions, including Japan.

     We established a coordinating committee to review and evaluate Kirin's progress in the development and commercialization of a product and to provide input and recommendations regarding development of the products. Kirin is responsible for all development regulatory submissions, filings and approvals and all marketing of the products. We are responsible for providing Kirin copies of preclinical and clinical data relating to the development and commercialization of the products. Under the terms of the agreement, we received an upfront payment in cash and will receive milestone payments based on clinical success and approval.

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


     Genentech, Inc.

     In December 1999, we entered into a collaboration with Genentech to develop treatments for respiratory disorders, including chronic bronchitis, cystic fibrosis and sinusitis. Under the terms of the agreement, we granted an exclusive license to Genentech for the use of INS365 Respiratory and our other related P2Y2 agonists existing on the date of the agreement for all human therapeutic uses for the treatment of respiratory tract disorders throughout the world, excluding Japan. In June 2001, Genentech notified us that they were terminating the agreement and returned to us all rights for use of INS365 Respiratory and our other related P2Y2 agonists at no charge. The decision to return the product rights was based on a strategic review by Genentech of its overall development portfolio. We received in excess of $16 million in equity and cash payments during our collaboration.

Discovery

     Our scientists have specific expertise and proprietary knowledge relating to the design and synthesis of P2Y receptor agonists and antagonists, and we have invested in state-of-the-art equipment and laboratory space for performing synthetic chemistry, determination of compound structure and receptor location and function identification. Our discovery effort is focused on conducting studies using cell-based scientific tests that measure biological activities caused by stimulation or blocking of P2Y receptors, to identify new compounds that specifically and selectively bind to members of the P2Y receptor family. The assay enables us to identify agonists and antagonists that act at specific receptor subtypes and have demonstrated a level of specificity and activity that merits further investigation. We use data from the assays to design and synthesize compounds specific to each P2Y receptor subtype which can be advanced to clinical trials.

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

     We obtain access to chemical libraries through our own proprietary chemistry, commercial sources and corporate agreements. The chemicals are screened for both agonist and antagonist activity. Our chemistry department also assists in the development of analytical protocols used by contract service organizations for analysis of a drug substance, clinical trials material and drug stability studies which will be incorporated into IND and NDA filings.

     We use sponsored research agreements to investigate specific biological processes to augment our technology platform. We have sponsored research at major universities, The University of North Carolina at Chapel Hill, Columbia University, University of Miami and Cardiff University.


Patents and Proprietary Rights

     We believe that the proprietary protection of our product candidates, processes and know-how is important to the success of our business. We aggressively file and prosecute patents covering our proprietary technology, and, if warranted, will defend our patents and proprietary technology. As of December 31, 2001, we owned or licensed patent rights consisting of 27 issued U.S. patents, none of which expire before 2011, and numerous pending applications in the United States and corresponding patents and patent applications in foreign jurisdictions. We seek patent protection for our proprietary technology and products in the United States and Canada and in key commercial European and Asia/Pacific countries and other major commercial sectors of the world, as appropriate. We intend to seek protection in the United States and foreign countries for trademarks from time to time. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

     In March 1995 and September 1998, we entered into two agreements with The University of North Carolina at Chapel Hill ("UNC") granting us exclusive worldwide licenses to develop, make, use and sell products based on UNC patented technology relating to the use of P2Y2 receptor agonists for respiratory therapeutics, such as INS365 Respiratory, and respiratory diagnostics, such as INS316 Diagnostic. The U.S. government may have limited rights in some of this UNC patented technology. We also entered into a third agreement that granted us a non-exclusive worldwide license to use other UNC patented technology as a research tool to identify agonists and antagonists for P2Y receptors. The agreements require us to pay licensing fees upon the attainment of development milestones and royalties on net sales or a share of sublicensing income on products covered by the patents. We are also required to meet due diligence milestones and UNC may terminate the licenses if we fail to do so. In connection with the licenses, we issued to UNC an aggregate of 326,286 shares of our common stock, of which 128,610 shares have been transferred to the inventors of the licensed UNC patented technology. We have also entered into consulting agreements with some of the inventors of these technologies, all of whom are from The University of North Carolina at Chapel Hill, including Dr. Richard C. Boucher, one of our founders and a member of our Board of Directors, M. Jackson Stutts, Kendall Harden and Michael Knowles, in which they agreed to consult with us regarding their respective fields of knowledge.

     Additional patent applications have since been filed on discoveries made in support of such technologies, from research conducted at The University of North Carolina at Chapel Hill or in our own laboratories. Our sponsored research agreements, material transfer agreements, and other collaborations have the potential to result in license agreements with universities, institutes and businesses. We believe that our patents and licensed patents provide a substantial proprietary base that will allow us, and our collaborative partners, to exclude others from conducting our business as described in this report and as encompassed by our issued patents and issued patents licensed to us. We cannot be sure, however, that pending or future applications will issue, that the claims of any patents which do issue will provide any significant protection of our technology or that our directed discovery research will yield compounds and products of therapeutic and commercial value.

     Our competitors or potential competitors may have filed for or have received U.S. and foreign patents and may obtain additional patents and proprietary rights relating to compounds, uses and/or processes which may compete with our product candidates. Accordingly, there can be no assurance that our patent applications will result in patents being issued or that, if issued, the claims of the patents will afford protection against competitors with similar technology, nor can we be sure that others will not obtain patents that we would need to license or circumvent in order to practice our inventions.


Manufacturing and Supply

     We do not engage in, and do not expect to engage in, the manufacture of bulk active pharmaceutical ingredient for preclinical, clinical or commercial purposes. We rely on a contract manufacturing supply agreement with a single manufacturer, Yamasa Corporation in Choshi, Japan, for the development stage production of INS316, INS365 and INS37217. We have already obtained clinical trial grade material of these compounds from Yamasa. In addition, we expect the same company will supply commercial quantities of INS316, INS365 and INS37217 for both respiratory and ophthalmic applications. We believe Yamasa is capable of producing sufficient quantities for commercial purposes within current good manufacturing practices. Should Yamasa not be able to supply us with active drug substance, we have identified an alternative supplier as backup. We currently obtain all of our bulk active ingredient for INS316, INS365 and INS37217 from Yamasa, but the first two are also available from other fine chemical manufacturers. See "Risk Factors--If we are unable to contract with third parties for synthesis and manufacturing of our product candidates for preclinical testing and clinical trials and for large scale manufacturing of any of our drug candidates, we may be unable to develop or commercialize products."

     In addition to the bulk active ingredient, our products are made up of sodium chloride, sodium hydrochloric acid and sterile water, all of which are readily available from numerous sources. Our products are packaged in unit-dose vials, which we obtain from Cardinal Health Manufacturing Services - Automatic Liquid Packaging of Woodstock, Illinois, but these vials are also available from other commercial filling and packing companies


Competition

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

     The current therapeutic approaches used in the treatment of chronic bronchitis are palliative and are aimed at reducing airway inflammation, respiratory infections and airflow obstruction. These approaches include corticosteroids and other anti-inflammatory agents, bronchodilators and antibiotics. We are aware of many anti-inflammatory agents, including Azmacort(R), Beclovent(R), Flovent(R) and antibiotics such as Biaxin(R) and Zithromax(R). We believe that other anti-inflammatory agents are in development. Numerous bronchodilators are also on the market, including among others generic albuterol, Alupent(R), Proventil(R), Ventolin(R), Serevent(R), and Theo-Dur(R). Outside of the United States, mucolytics, agents that liquefy or reduce the viscoelastic consistency of mucus, are widely used even though they have shown minimal efficacy in well-controlled trials.

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

     The current prescription and non-prescription treatments for dry eye disease include artificial tear replacement therapy or lubricant drops. To our knowledge, INS365 Ophthalmic and Restasis(R) are the only prescription pharmacological agents in late-stage clinical trials for dry eye. We are aware of early clinical trials with various other potential products as possible alternative modes of therapy.

     There are no prescription therapies available to treat colds, allergic rhinitis or rhinosinusitis, which significantly increase mucociliary clearance. Other therapies that are used to treat the symptoms of colds, allergic rhinitis or rhinosinusitis include antihistamines, antibiotics, decongestants and anti-inflammatory steroids. There are numerous antihistamines and decongestants on the market. Two marketed anti-inflammatory steroidal agents are Flonase(R) and Nasonex(R). We believe that other intra-nasal steroids are in development. There are also antivirals in clinical development to treat colds, including Picovir(R).


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


Employees

     As of December 31, 2001, we had 56 full-time employees, 20 of whom were involved in our drug discovery and preclinical programs, 22 of whom were engaged in development programs, and 14 of whom were involved in administrative activities. In addition, we utilize part-time employees and outside contractors and consultants as needed. Employees are required to execute a confidentiality and assignment of trade secrets agreement. Our employees are not represented by a labor union.

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

          Geoffrey Burnstock, D.Sc. is Director, Autonomic Neuroscience Institute, and Professor, Department of Anatomy and Developmental Biology, Royal Free Hospital School of Medicine. He originally conceived the idea of purinergic nerves and receptors for extracellular adenine nucleotides. He is the leader of the purinergic receptor field. He is the recipient of many international awards and is a fellow of the Royal Society.

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

IF OUR PRODUCTS FAIL IN CLINICAL STUDIES, WE WILL BE UNABLE TO OBTAIN FDA APPROVAL AND WILL NOT BE ABLE TO SELL THOSE PRODUCTS.

     To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Even if we identify potential products, we will have to conduct significant additional development activities and preclinical and clinical tests, and obtain regulatory approval before our products can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. We have not submitted any products for marketing approval by the U.S. Food and Drug Administration (FDA) or any other regulatory body.

     Generally, all of our product candidates are in research or preclinical development, with only six, INS365 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS365 Respiratory, INS37217 Intranasal, and INS37217 Ophthalmic currently in clinical trials. The results of preclinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our ongoing clinical studies might be delayed or halted for various reasons, including:

     . the drug is not effective, or physicians think that the drug is not effective;

     .    the drug effect is not statistically significant compared to placebo;

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

     In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering product candidates. Physicians have administered our current product candidates for the treatment or diagnosis of respiratory disorders, INS365 Respiratory, INS316 Diagnostic and INS37217 Respiratory, using a jet nebulizer, a device that generates and delivers a fine mist derived from a liquid, which is inhaled into the lungs, in their respective clinical studies. Although the use of a jet nebulizer is an effective and well accepted means for administering products for inhalation with respect to acute use and, to a lesser degree, chronic use, we believe more convenient methods of delivery and administration, such as a hand-held inhalation device, may be necessary in the case of INS365 Respiratory and INS37217 Respiratory, to more fully address chronic use. INS37217 Intranasal is administered through a nasal mist pump. Patients may find the pump difficult to operate. Our current product candidate for the treatment of dry eye disease, INS365 Ophthalmic, is applied from a vial containing a single dose of medication. Patients may prefer to purchase the medication in a bottle containing a sufficient quantity of medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. INS37217 Ophthalmic is administered through an intraocular injection. Patients may prefer to a have a sustained delivery device. We have not yet established a plan for a sustained delivery device. Similar challenges exist in identifying and perfecting convenient methods of administration for many of our other product candidates.

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

OUR DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY.

     Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have development collaborations with four collaborators, Allergan, Kissei, Santen and Kirin. The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Allergan has the right, by giving us 180 days prior notice, to terminate our collaboration. Similarly, Kirin has the right to terminate our license agreement by giving us 180 days prior notice. If we do not maintain the Allergan, Kissei, Santen or Kirin collaborations or establish additional research and development collaborations or licensing arrangements it will be difficult to develop and commercialize therapeutic or diagnostic products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us. Our current or any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market therapeutic or diagnostic products on our own. As a result, we will continue to depend on collaborators and contractors for the preclinical study and clinical development of therapeutic products and for regulatory approval, manufacturing and marketing of therapeutic and diagnostic products which result from our technology. The agreements with collaborators typically will allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the preclinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our research programs.

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

     We have no experience or capabilities in large scale commercial manufacturing of any of our product candidates or any experience or capabilities in the manufacturing of pharmaceutical products generally. We do not generally expect to engage directly in the manufacturing of products, but instead intend to contract with others for these services. We have relied upon supply agreements with third parties for the manufacture and supply or our product candidates for purposes of preclinical testing and clinical trials. Although we have previously received preclinical and clinical supplies of our product candidates from several suppliers, we presently depend upon Yamasa Corporation as the sole manufacturer of our supply of product candidates. If we are unable to retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize products as planned. Our manufacturing strategy presents the following risks:

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

     Two of our six current clinical development programs depend on two exclusive licenses and one non-exclusive license from The University of North Carolina at Chapel Hill. Generally, if we fail to meet milestones under the respective UNC licenses, UNC may terminate the applicable license. In addition, it may be necessary in the future for us to obtain additional licenses from UNC or other third parties to develop future commercial opportunities or to avoid infringement of third party patents. We do not know the terms on which such licenses may be available, if at all.

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

     Any products resulting from our product development efforts are not expected to be available for sale for at least two years, if at all. Six of our product candidates, INS365 Ophthalmic, INS365 Respiratory, INS37217 Respiratory, INS316 Diagnostic, INS37217 Intranasal and INS37217 Ophthalmic operate in a similar manner. If the clinical results of one of the compounds is not favorable, the results of the other compound may not be favorable. Moreover, we have designed all of our product candidates to use related mechanisms of action. If these mechanisms of action are not effective, we may not be able to commercialize any of our product candidates. Even if all of our product candidates prove effective, we may choose not to commercialize all of them.

IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN ANTICIPATED, OR IN AN AMOUNT GREATER THAN ANTICIPATED, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

     We have experienced significant losses since inception. We incurred net losses of $23.1 million for the year ended December 31, 2001, $14.6 million for the year ended December 31, 2000 and $9.0 million for the year ended December 31, 1999. As of December 31, 2001 our accumulated deficit was approximately $71.0 million. We expect to incur additional significant operating losses over the next several years and expect cumulative losses to increase in the near-term due to expanded research and development efforts, preclinical studies and clinical trials. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

     We have used substantial amounts of cash to fund our research and development activities. In the fiscal year ended December 31, 2001 our operating expenses exceeded $30.0 million. We expect our capital and operating expenditures to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

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

     We anticipate that our operating expenses will exceed $25.0 million in 2002. We also expect to purchase capital equipment at a cost of approximately $1.5 million in 2002. We intend to rely on Allergan, Kissei, Santen, Kirin, future collaborators and the proceeds of our initial public offering for significant funding in support of our development efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH BIOTECHNOLOGY COMPANIES AND ESTABLISHED PHARMACEUTICAL COMPANIES.

     The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. These competitors include Abbott, Alcon, Astra Zeneca, Boehringer Ingelheim, Chiron, Genentech, GlaxoSmithKline, Novartis, and Pfizer. Most of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than we or our collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Our competitors may develop technologies and drugs that are safer, more effective or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. The products of our competitors marketed to treat chronic bronchitis include anti-inflammatory products, such as Azmacort(R), Beclovent(R) and Flovent(R), bronchodilators such as Atrovent(R), Proventil(R) and Serevent(R), and antibiotics such as Biaxin(R) and Zithromax(R). Pulmozyme(R) and TOBI(R) are examples of products used to treat cystic fibrosis. The main current treatments for dry eye disease involve artificial tear replacement drops. The main current treatments for colds, allergic rhinitis and rhinosinusitis include antihistamines, antibiotics, decongestants and anti-inflammatory steroids. Our competitors market anti-inflammatory steroidal agents, such as Flonase(R) and Nasonex(R). In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete. Our competitors may also be more successful in production and marketing.

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

FAILURE TO HIRE AND RETAIN KEY PERSONNEL MAY HINDER OUR PRODUCT DEVELOPMENT PROGRAMS AND OUR BUSINESS EFFORTS.

     We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President, Chief Executive Officer and director; and Gregory J. Mossinghoff, our Senior Vice President, Chief Business Officer and director. If either of these people leaves us, we may have difficulty conducting our operations. We have not entered into agreements with any of the above principal members of our management and scientific staff that bind any of them to a specific period of employment. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

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

     Our directors, executive officers and current 5% stockholders and their affiliates beneficially own over 37% of the common stock as of February 15, 2002. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as our merger with or into another company, a sale of substantially all of our assets and amendments to our amended and restated certificate of incorporation. The decisions of these stockholders may conflict with our interests or those of our other stockholders.

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

OUR COMMON STOCK PRICE HAS BEEN HIGHLY VOLATILE AND YOUR INVESTMENT IN OUR STOCK MAY DECLINE IN VALUE.

     The market price of our common stock has been highly volatile. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

     . announcements made by us concerning results of our clinical trials with INS365 Ophthalmic, INS37217 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS365 Respiratory, INS37217 Intranasal and any other product candidates;

     .    changes in government regulations;

     .    regulatory actions as a result of their therapeutic approach;

     . changes in concerns of our collaborators, in particular our collaborations with Allergan, Kissei, Santen and Kirin;

     . developments concerning proprietary rights including patents by us or our competitors;

     .    variations in our operating results; and

     .    litigation.

     Extreme price and volume fluctuations occur in the stock market from time to time and that can particularly affect the prices of biotechnology companies. These extreme fluctuations are sometimes unrelated to the actual performance of the affected companies. These broad market fluctuations could result in significant declines in the market price of our common stock.

FUTURE SALES BY OUR CURRENT STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Sales of our common stock by our current stockholders in the public market could cause the market price of our stock to fall. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of December 31, 2001, there were 25,751,468 shares of common stock outstanding. Of these outstanding shares of common stock, all of the 6,325,000 shares sold in our initial public offering are freely tradable, without restriction under the Securities Act of 1933, as amended, unless purchased by our "affiliates." The remaining common stock may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144 under the Securities Act. Similarly, all of the 3,004,220 shares of our common stock that were registered pursuant to our registration statement on Form S-8 are, or will be, freely tradable in accordance with such registration statement.

     We may issue additional shares:

     .    to employees, directors and consultants;

     .    in connection with corporate alliances;

     .    in connection with acquisitions; and

     .    to raise capital.

     As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time.

ITEM 2.   PROPERTIES.

     We lease facilities that comprise approximately 24,630 square feet in Durham, North Carolina adjacent to the Research Triangle Park, through several leases. The leases expire in October 2002, August 2003, May 2003 and December 2003 and are renewable.

ITEM 3.   LEGAL PROCEEDINGS.

     We are not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Our common stock has been traded on the Nasdaq National Market under the symbol "ISPH" since August 3, 2000. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our common stock on the Nasdaq National Market:

                             2000                         High      Low
                             ----                         ----      ---

          Third Quarter (commencing August 3, 2000)      $30.63    $13.50
          Fourth Quarter                                 $31.75    $18.00
                             2001
                             ----
          First Quarter                                  $24.31    $ 6.00
          Second Quarter                                 $15.22    $ 6.63
          Third Quarter                                  $13.72    $ 6.99
          Fourth Quarter                                 $15.17    $ 8.00

     As of March 1, 2002, there were 123 record holders of our common stock, with beneficial stockholders in excess of 400. On March 1, 2002, the last sale price reported on the Nasdaq National Market for our common stock was $2.27 per share.

     We have not paid or declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future. Any earnings that we may realize will be retained to finance our growth.

     On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds from the sale of such shares after deduction of expenses were approximately $69.3 million. Through December 31, 2001, we have used approximately $25.1 million of the net proceeds of the offering as follows:

          Discovery and research programs                $ 20,035,000
          General and administrative expenses               3,883,000
          Purchase of equipment                               685,000
          Payment of debt                                     529,000
                                                         ------------

          Total                                          $ 25,132,000
                                                         ============

     Except with respect to the compensation of our officers and the reimbursement of director expenses included in discovery and research programs and general and administrative expenses, all of the net proceeds of the offering which have been used to date were payable to parties other than our directors, officers or their associates of such persons, persons owning ten percent or more of any class of our equity securities, or our affiliates. Through December 31, 2001, all of the remaining net proceeds of the offering were being invested in interest bearing investment grade securities and certificates of deposit which are classified as available for sale.

Item 6.   Selected Financial Data.

     The selected statement of operations data and balance sheet data with respect to the years ended December 31, 2001, 2000, 1999, 1998 and 1997 set forth below are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 below, and our financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of our future results.

                                                                 (In thousands, except per share amounts)
                                                                 ----------------------------------------
                                                                        Year Ended December 31,
                                                                        -----------------------
                                                          2001         2000          1999         1998      1997
                                                          ----         ----          ----         ----      ----
Statement of Operations Data:
Revenue                                                 $  7,285     $  5,368       $ 1,104     $   360    $    --
                                                        --------     --------       -------     -------    -------
Operating expenses:
  Research and development (includes $519, $866,
    $516, $68 and $0, respectively, of stock-based
    compensation)                                         28,190       16,353         7,694       5,597      6,569
  General and administrative (includes $687, $678,
    $519, $46 and $0, respectively, of stock-based
    compensation                                           5,882        3,694         2,406       1,967      1,494
                                                        --------     --------       -------     -------    -------
Total operating expenses                                  34,072       20,047        10,100       7,564      8,063
                                                        --------     --------       -------     -------    -------
Operating loss                                           (26,787)     (14,679)       (8,996)     (7,204)    (8,063)
Other income (expense), net                                3,652        1,089           122          36        116
                                                        --------     --------       -------     -------    -------
Loss before provision for income taxes                   (23,135)     (13,590)       (8,874)     (7,168)    (7,947)
Provision for income taxes                                    --          400            60         360         --
                                                        --------     --------       -------     -------    -------
Net loss                                                 (23,135)     (13,990)       (8,934)     (7,528)    (7,947)
Preferred stock dividends                                     --         (594)          (62)         --         --
                                                        --------     --------       -------     -------    -------
Net loss available to common stockholders               $(23,135)    $(14,584)      $(8,996)    $(7,528)   $(7,947)
                                                        ========    ========        =======     =======    =======
Net loss per common share - basic and diluted           $  (0.90)    $  (1.23)      $ (3.75)    $ (3.65)   $ (4.01)
                                                        ========     ========       =======     =======    =======
Weighted average common shares outstanding - basic
    and diluted                                           25,702       11,871         2,401       2,061      1,981

                                                                               December 31,
                                                                               ------------
                                                          2001         2000          1999         1998      1997
                                                          ----         ----          ----         ----      ----
Balance Sheet Data:
Cash and cash equivalents                               $ 29,959     $ 35,109       $22,728       4,138    $ 5,826
Total assets                                              60,087       82,993        25,620       5,446      7,229
Convertible preferred stock                                   --           --        45,895      24,467     22,067
Common stock                                                  26           26             2           2          2
Total stockholders' equity                                52,595       74,505        16,034         662      5,544


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The discussion below contains forward-looking statements regarding our financial condition and results of operations that are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States. The preparation of these financial statements requires Inspire management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Inspire evaluates its estimates on an on-going basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements as a result of certain factors, including, but not limited to, those discussed in this section as well as in the section entitled "Risk Factors."

Significant Accounting Policies

     Revenue Recognition

     We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. Non-refundable fees received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon achievement of development milestones by us or our collaborative partners. We recognize milestone payments as revenues ratably over the remaining period of our research and clinical development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that we have fulfilled our research and clinical development commitment. This period is based on estimates by management and the progress towards milestones in our collaborative agreements. The estimate is subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause our revenue to fluctuate from period to period.

     Taxes

     Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $30.0 million as of December 31, 2001, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event the actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Overview

     We were incorporated in October 1993 and commenced operations in March 1995 following our first substantial financing. Since that time, we have been engaged in the discovery and development of novel pharmaceutical products that treat diseases which are characterized by deficiencies in the body's innate defense mechanisms of mucosal hydration and mucociliary clearance as well as other diseases. Our technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill for rights to certain developments from the founders' laboratories.

     To date, we have devoted substantially all of our efforts to discovery and clinical development of our product candidates as well as establishing strategic partnerships for the development and potential marketing of our products when approved. Currently, we have six product candidates in clinical development. We have not derived any commercial revenues from product sales and we do not expect to receive sales revenues for at least the next several years.

     We have incurred significant operating losses since our inception and, as of December 31, 2001, we had an accumulated deficit of $71.0 million. We have primarily financed our operations through proceeds received from the sale of equity securities including private sales of preferred stock and the sale of common stock in our initial public offering, as well as revenues received under corporate collaborations. We operate in a single business segment and do not have any foreign operations.

     In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize INS365 Ophthalmic and Allergan's Restasis(R). Under the agreement, we may receive up to $39 million in up-front and milestone payments. We will also receive royalty payments on sales, if any, of INS365 Ophthalmic in the United States and on Allergan's Restasis(R) worldwide, excluding most Asian markets. The agreement also provides for potential co-promotion by Inspire of INS365 Ophthalmic and Restasis(R) and one or more of Allergan's other marketed products in the United States.

     In September 2000, we entered into a License Agreement with Kirin for the development and commercialization of INS316 Diagnostic. Under the agreement we granted Kirin an exclusive license to commercialize INS316 Diagnostic in most of Asia. Under the terms of the agreement, we received an upfront payment in cash and may receive milestone payments based on clinical success and approval.

     In December 1999, we entered into a collaboration with Genentech to develop treatments for respiratory disorders, pursuant to which we received in excess of $16 million in equity and cash payments prior to the termination of the agreement in November 2001. Upon termination, Genentech returned to us all rights for the use of INS365 Respiratory and our other related P2Y2 agonist at no charge.

     In December 1998, we entered into a Development, License and Supply Agreement with Santen for the development of INS365 Ophthalmic for the therapeutic treatment of ocular surface diseases. We are obligated to supply Santen with its requirements of INS365 Ophthalmic in bulk drug substance form for all preclinical studies, clinical trials and commercial requirements at agreed-upon prices. Under the agreement, we received an up-front equity investment of $1.5 million for shares of our stock. In addition, if all milestones are met, we could receive additional payments of up to $4.75 million, as well as royalties on net sales of licensed products. We have not received any milestone payments to date under the agreement.

     In September 1998, we entered into a Joint Development, License and Supply Agreement with Kissei for the development of INS365 Respiratory for therapeutic lower respiratory applications in Japan. Pursuant to the agreement with Kissei, we received an up-front payment of $4.5 million, which included the purchase of shares of our stock. In addition, if all milestones under the agreement are met, we would receive additional payments of up to $13.0 million. We will also receive royalties on net sales, if any, of licensed products. To date, we have received $2.1 million in milestone payments.


Results of Operations

Years Ended December 31, 2001, 2000 and 1999

     Revenues

     Our revenues for the year ended December 31, 2001 were $7.3 million compared to $5.4 million in 2000 and $1.1 million in 1999. Revenues in each year were derived primarily from collaborative research and development agreements with strategic partners. Under these agreements we received payments based both on our achievement, and our partners' achievement, of defined development milestones. Milestone payments from our collaborative partners are recognized over the period of ongoing research and development commitment under the applicable collaborative research and development agreements with the respective companies.

     The increase in 2001 revenues relate to milestone payments received pursuant to the execution of a License, Development and Marketing Agreement with Allergan in the third quarter of 2001. The increase in revenues in 2000 over 1999 relate to milestone payments received from Genentech and Kissei in the fourth quarter of 1999 and the milestone payments received from Genentech, Kissei and Kirin during 2000.

     Costs and Expenses

     Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research and clinical trials insurance, and other fees and costs related to the development of product candidates. Costs associated with obtaining and maintaining patents on our drug compounds, and license initiation and continuation fees, are evaluated based on the stage of development of the related drug compound and whether the underlying compound has an alternative use. Costs of these types incurred for drug compounds not yet approved by the FDA and for which no alternative use exists are recorded as research and development expense. In the event the drug compound has been approved by the FDA or an alternative use exists for the drug compound, patent costs and license costs are capitalized and amortized over the expected life of the related drug compound. Milestone payments are recognized when the underlying requirement is met by us.

     Research and development expenses for the year ended December 31, 2001 were $28.2 million, compared to $16.4 million in 2000 and $7.7 million in 1999.
The increase in research and development expenses from year to year reflect the continued advancement of our drug candidates through progressive clinical development phases. We expect expenditures to decrease in 2002 as we focus our development efforts on our higher priority programs.

     The increase in research and development expense for 2001 over 2000 was primarily due to increased external costs related to patent activities, research costs, preclinical testing, toxicology studies, clinical development activities, including the enrollment of Phase III clinical trials, and increased internal costs associated with additional personnel necessary to perform or manage these activities. The increase in research and development expense for 2000 over 1999 relates to increased preclinical testing, costs related to patent activities, toxicology studies, increased clinical development activities and associated increases in personnel costs.

     Our research and development expense from inception through December 31, 2001 was $70.1 million. Of this amount, we have spent the following amounts on the pre-clinical and clinical development of the indicated product candidates:
$2.3 million on INS316 Diagnostic; $12.1 million on INS365 Ophthalmic; $5.5 million on INS365 Respiratory; $2.3 million on INS37217 Respiratory for cystic fibrosis; $0.7 million on INS37217 Intranasal and $1.5 million on INS37217 Ophthalmic. The balance of our historic research and development expenses, $45.7 million, was spent on various discovery programs and other development programs. We cannot reasonably predict future research and development expense for these programs.

     General and administrative costs for the year ended December 31, 2001 were $5.9 million, compared to $3.7 million in 2000 and $2.4 million in 1999. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, facilities and information systems. The increase in general and administrative expenses from year to year resulted primarily from increases in administrative personnel costs, and increases in insurance and additional professional services, including legal, accounting and public relations services, to support the Company's strategic business collaborations and operations as a publicly traded company.

     Other Income (Expense)

     Other income (expense), net totaled $3.7 million for the year ended December 31, 2001, compared to $1.1 million for 2000 and $0.1 million for 1999. The increase in 2001 over 2000, and in 2000 over 1999, was due to higher interest income earned from larger average cash and investment balances partially offset by increased interest expense related to leased equipment and amortization of debt issuance costs.

     Income Taxes

     The provision for income taxes for the year ended December 31, 2001 was $0, compared to $400,000 in 2000 and $60,000 in 1999. The fluctuations in the provision for income taxes are directly attributable to Japanese withholding taxes paid on milestone payments received from Japanese collaborative partners.

     Liquidity and Capital Resources

     Historically, we have financed our operations through the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial public offering.

     As of December 31, 2001, our cash and cash equivalents totaled $30.0 million, a decrease of $5.2 million as compared to December 31, 2000. The decrease in cash and cash equivalents resulted from approximately $20.5 million in cash used by operations, purchase of property, plant and equipment of $496,000, the payments of notes payable of $20,000 and the payments of capital lease obligations of $312,000, which was partially offset by the proceeds of net investments in investment grade securities of $16.1 million and the issuance of common stock of $69,000.

     Cash used by operations of $20.5 million for the year ended December 31, 2001, represented the net loss of $23.1 million, non-cash expenses of $3.4 million, an increase of $711,000 in accounts payable, an increase of $509,000 in accrued expenses, a decrease of $367,000 in receivables and a decrease in other assets of $59,000, partially offset by decreases of $116,000 in prepaid expenses and $2.3 million in deferred revenue.

     Cash used in our investing activities for the year ended December 31, 2001 was comprised of the proceeds of investment grade securities, net of maturities, of $16.1 million and the purchase of property and equipment totaling $496,000.

     Cash from our financing activities for the year ended December 31, 2001 was comprised of proceeds in the amount of $69,000 from the issuance of common stock partially offset by the payments of notes payable of $20,000 and the payment of capital lease obligations of $312,000.

     We do not expect to generate revenues, other than possible license and milestone payments, from the commercial sale of our products unless and until we or our licensees receive marketing clearance from the FDA and appropriate regulatory agencies in other countries. We cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or other such agencies will approve any of our product candidates.

     The Company has contractual commitments or purchase arrangements with various clinical research organizations, manufacturers of drug product and others. Most of these arrangements are for a period of less than 12 months. The amount of the Company's financial commitments under these arrangements totals approximately $7.7 at December 31, 2001. This estimate is dependent upon the results of the underlying studies and certain other variable components that may yield a result that differs from management's estimate.

Impact of Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 ("SFAS 141"), "Business Combinations" and 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. We have adopted SFAS 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001. We do not expect that the adoption of SFAS 141 and 142 will have any impact on our financial position or results of operations.

     In August 2001, the FASB issued FASB Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have any impact on our financial position or results of operations.

     In October 2001, the FASB issued FASB Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes FASB Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are required to be applied to fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have any impact on our financial position or results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense it must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at December 31, 2001 or December 31, 2000. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase interest expense.


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

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

     For information concerning this item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 4, 2002, which information is incorporated herein by reference.

Item 11.  Executive Compensation.

     For information concerning this item, see the information under "Executive Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 4, 2002, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     For information concerning this item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 4, 2002, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     For information concerning this item, see the information under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 4, 2002, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports On Form 8-K.

(a) The following documents are included as part of this Annual Report on Form 10-K:

     1.   Financial Statements:

                                                                          Page
                                                                          ----
     Report of Independent Accountants .................................   F-2
     Balance Sheets ....................................................   F-3
     Statements of Operations ..........................................   F-4
     Statements of Cash Flows ..........................................   F-5
     Statements of Stockholders' Equity (Deficit) ......................   F-6
     Notes to Financial Statements .....................................   F-7

     2. All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

     3.   Exhibits:

Exhibit
Number         Description
------         -----------

3.1            Amended and Restated Certificate of Incorporation.
               (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation.

3.3            Amended and Restated Bylaws. (Incorporated by reference to
               Exhibit 3.2 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

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

10.8           Master Lease Agreement between Inspire Pharmaceuticals, Inc.
               and Comdisco, Inc., dated October 13, 1995, as amended. (Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

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

Exhibit
Number         Description
------         -----------

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

10.16* Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.17* Series G Preferred Stock and Warrant Purchase Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.21 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.18* Warrant Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.19 Amended and Restated Investors' Rights Agreement among Inspire Pharmaceuticals, Inc. and the holders of Series A, B, E and G Preferred Stock of the Company dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.20+ Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000. (Incorporated by reference to Exhibit 10.24 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.21+         Employee Confidentiality, Invention Assignment and
               Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Gregory J. Mossinghoff dated February 4, 2000.
               (Incorporated by reference to Exhibit 10.25 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.22+         Employee Confidentiality, Invention Assignment and
               Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000. (Incorporated by reference to Exhibit 10.26 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.23+ Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000. (Incorporated by reference to Exhibit 10.28 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.24 Master Agreement between Inspire Pharmaceuticals, Inc. and ClinTrials BioResearch Ltd. dated as of December 23, 1999. (Incorporated by reference to Exhibit 10.29 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).
                                      32

Exhibit
Number         Description
------         -----------

10.25+         Employee Confidentiality, Invention Assignment and
               Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Richard M. Evans dated February 10, 2000. (Incorporated by reference to Exhibit 10.30 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.26* License Agreement between Inspire Pharmaceuticals, Inc. and Kirin Brewery Company, Ltd., Pharmaceutical Division, dated as of September 12, 2000. (Incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2000).

10.27+         Employee Confidentiality, Invention Assignment and
               Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Bennett dated February 27, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on May 15, 2001).

10.28 Sublease between Inspire Pharmaceuticals, Inc. and Circuit City Stores, Inc., dated as of May 7, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 10, 2001).

10.29+         Employee Confidentiality, Invention Assignment and
               Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report [dagger] on Form 10-Q filed on August 10, 2001).

10.30* License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2001).

23.1 Consent of PricewaterhouseCoopers LLP, independent public accountants

-------------------

* Confidential treatment has been granted with respect to a portion of this Exhibit.

+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.

(b)  Reports on Form 8-K

               No Current Report on Form 8-K was filed by the Company during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Inspire Pharmaceuticals, Inc.

                          By:  /s/ Christy L. Shaffer
                              ----------------------------------
                                Christy L. Shaffer
                                President, Chief Executive Officer and Director

                          Date: March 21, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                            Title                 Date
     /s/ Christy L. Shaffer            President, Chief Executive    March 21, 2002
------------------------------------   Officer (principal executive
       Christy L. Shaffer              officer) and Director

     /s/ Gregory J. Mossinghoff        Senior Vice President,        March 21, 2002
------------------------------------   Chief Business Officer,
       Gregory J. Mossinghoff          Secretary, Treasurer
                                       (principal financial officer
                                       and principal accounting
                                       officer) and Director

     /s/ Terrance G. McGuire           Chairman of the Board         March 21, 2002
------------------------------------
       Terrance G. McGuire

     /s/ Richard Boucher, M.D.         Director                      March 21, 2002
------------------------------------
       Richard Boucher, M.D.

     /s/ H. Jefferson Leighton         Director                      March 21, 2002
------------------------------------
       H. Jefferson Leighton

     /s/ W. Leigh Thompson             Director                      March 21, 2002
------------------------------------
       W. Leigh Thompson

     /s/ Jesse I. Treu                 Director                      March 21, 2002
------------------------------------
       Jesse I. Treu

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                          INDEX TO FINANCIAL STATEMENTS


                                                                  Page(s)
                                                                ----------
Report of Independent Accountants                                  F-2

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

Statements of Stockholders' Equity (Deficit)                       F-6

Notes to Financial Statements                                      F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Inspire Pharmaceuticals, Inc.


     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Inspire Pharmaceuticals, Inc. (a development stage company) at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and the period from inception (October 28, 1993) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 8, 2002

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                      December 31,
                                                              ----------------------------
                                                                   2001           2000
                                                              -------------  -------------
Assets
Current assets:
   Cash and cash equivalents                                    $    29,959    $    35,109
   Short-term investments                                            22,395         44,026
   Other receivables                                                    104            209
   Interest receivable                                                  102            364
   Prepaid expenses                                                     531            415
                                                              -------------  -------------
Total current assets                                                 53,091         80,123

Property and equipment, net                                           1,471          1,214
Other assets                                                          5,525          1,656
                                                              -------------  -------------
Total assets                                                    $    60,087    $    82,993
                                                             ==============  =============
Liabilities and stockholders' equity (deficit)
Current liabilities:
   Accounts payable                                             $     1,141    $       430
   Accrued expenses                                                   1,367            852
   Notes payable, current portion                                         -             26
   Capital leases, current portion                                      376            289
   Deferred revenue, current portion                                  4,083          5,618
                                                              -------------  -------------
Total current liabilities                                             6,967          7,215

Capital leases, excluding current portion                               525            523
Deferred revenue, excluding current portion                               -            750
                                                              -------------  -------------

Total liabilities                                                     7,492          8,488

Commitments (Notes 10, 11 and 12)

Stockholders' equity (deficit):
   Common stock, $0.001 par value, 60,000,000 shares authorized;
     25,751,468 and 25,515,087 shares issued and outstanding at
     December 31, 2001 and 2000, respectively                            26             26
   Additional paid-in capital                                       125,099        126,081
   Other comprehensive income                                             1             51
   Deferred compensation                                             (1,525)        (3,782)
   Deficit accumulated during the development stage                 (71,006)       (47,871)
                                                              -------------  -------------
Total stockholders' equity (deficit)                                 52,595         74,505
                                                              -------------  -------------
Total liabilities and stockholders' equity (deficit)            $    60,087    $    82,993
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

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)


                                                                                                  Cumulative
                                                                                                from Inception
                                                                                                 (October 28,
                                                           Year Ended December 31,                 1993) to
                                               ----------------------------------------------    December 31,
                                                    2001             2000           1999             2001
                                               -------------    -------------    ------------    -----------
Revenues:
   Collaborative research agreements             $     7,285      $     5,368      $    1,104      $  14,117
                                               -------------    -------------    ------------    -----------
Operating expenses:
   Research and development (includes $519,
    $866, $516 and $1,940, of stock-based
    compensation, respectively)                       28,190           16,353           7,694         70,144
General and administrative (includes $687,
    $678, $519 and $1,930, of stock-based
    compensation, respectively)                        5,882            3,694           2,406         18,359
                                               -------------    -------------    ------------    -----------
   Total operating expenses                           34,072           20,047          10,100         88,503
                                               -------------    -------------    ------------    -----------
   Operating loss                                    (26,787)         (14,679)         (8,996)       (74,386)
                                               -------------    -------------    ------------    -----------

Other income (expense), net:
   Interest income                                     3,787            2,120             238          7,016
   Interest expense                                     (132)            (994)           (111)        (1,791)
   Loss on disposal of property and equipment             (3)             (37)             (5)          (369)
                                               -------------    -------------    ------------    -----------
   Other income (expense), net                         3,652            1,089             122          4,856
                                               -------------    -------------    ------------    -----------
   Loss before provision for income taxes            (23,135)         (13,590)         (8,874)       (69,530)
Provision for income taxes                                 -              400              60            820
                                               -------------    -------------    ------------    -----------
   Net loss                                          (23,135)         (13,990)         (8,934)       (70,350)
Preferred stock dividends                                  -             (594)            (62)          (656)
                                               -------------    -------------    ------------    -----------
Net loss available to common stockholders        $   (23,135)     $   (14,584)     $   (8,996)     $ (71,006)
                                               ==============    ============    ============    ===========
Net loss per common share - basic and
   Diluted                                       $     (0.90)     $     (1.23)     $    (3.75)
                                               ==============    ============    ============

Weighted average common shares
   outstanding - basic and diluted                25,702,274       11,870,521       2,401,028
                                               ==============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                        Cumulative
                                                                                                           from
                                                                                                        Inception
                                                                                                       (October 28,
                                                                   Year Ended December 31,               1993) to
                                                            ---------------------------------------      December
                                                               2001            2000         1999         31, 2001
                                                            ------------    ----------    ---------    -----------
Cash flows from operating activities:
    Net loss                                                  $  (23,135)    $ (13,990)    $ (8,934)    $  (70,350)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
      Depreciation and amortization                                2,209         1,420          666          5,782
      Stock issued for exclusive license                               -             -            -            144
      Stock issued for consulting services                             -             -            -             72
      Amortization of deferred compensation                        1,206         1,544        1,035          3,899
      Loss on disposal of property and equipment                       3            37            5            369
      Changes in operating assets and liabilities:
           Other receivables                                         105          (190)         (14)          (104)
           Interest receivable                                       262          (364)           -           (102)
           Prepaid expenses                                         (116)         (283)          (9)          (531)
           Other assets                                               59            (1)           1            (23)
           Accounts payable                                          711          (202)         341          1,141
           Accrued expenses                                          509           243          166          1,363
           Deferred revenue                                       (2,285)       (1,368)       4,496          4,083
                                                            ------------    ----------    ---------    -----------
      Net cash used in operating activities                      (20,472)      (13,154)      (2,247)       (54,257)
                                                            ------------    ----------    ---------    -----------
Cash flows from investing activities:
   Purchase of investments                                      (145,936)      (55,021)           -       (200,957)
   Proceeds from sale of investments                             162,017        11,046            -        172,985
   Purchase of property and equipment                               (496)         (522)        (151)        (2,451)
   Proceeds from sale of property and equipment                        -             -            -            127
                                                            ------------    ----------    ---------    -----------
      Net cash provided by (used in) investing activities         15,585       (44,497)        (151)       (30,296)
                                                            ------------    ----------    ---------    -----------
Cash flows from financing activities:
   Proceeds from bridge loans                                          -             -            -            780
   Proceeds from issuance of notes payable                             -             -            1            408
   Payments on notes payable                                         (20)            -            -           (420)
   Issuance of common stock, net                                      69        70,249           38         70,416
   Issuance of convertible preferred stock, net                        -             -       21,406         45,061
   Payments on capital lease obligations                            (312)         (217)        (457)        (1,733)
                                                            ------------    ----------    ---------    -----------
      Net cash (used in) provided by financing activities           (263)       70,032       20,988        114,512
                                                            ------------    ----------    ---------    -----------
     (Decrease) increase in cash and cash equivalents             (5,150)       12,381       18,590         29,959
Cash and cash equivalents, beginning of period                    35,109        22,728        4,138              -
                                                            ------------    ----------    ---------    -----------
Cash and cash equivalents, end of period                      $   29,959     $  35,109     $ 22,728     $   29,959
                                                            ============    ==========    =========    ===========

   The accompanying notes are an integral part of these financial statements.

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     For the Period from Inception (October 28, 1993) to December 31, 2001
                      (In thousands, except share amounts)

                                                           Preferred Stock                Common Stock            Common Stock
                                                     ---------------------------    -----------------------   ---------------------
                                                          Number                       Number                   Number
                                                         of shares       Amount      of Shares      Amount     of Shares    Amount
                                                     ---------------   ---------    ------------   --------   ----------   --------
Inception (October 28, 1993)                                     -     $       -              -    $      -           -    $      -
                                                     ---------------   ---------    ------------   --------   ----------   --------
Balance at December 31, 1993                                     -             -              -           -           -           -
Issuance of Class A and B Common Stock                           -             -              -           -      10,000          10
Net loss                                                         -             -              -           -           -           -
                                                     ---------------   ---------    ------------   --------   ----------   --------
Balance at December 31, 1994                                     -             -              -           -      10,000          10
Issuance of common stock and cancellation of
     Class A and B common stock                                  -             -        850,286           1     (10,000)        (10)
Stock issued for consulting services                             -             -        585,714           1           -           -
Stock issued in exchange for exclusive license                   -             -        297,714           -           -           -
Issuance of Series A convertible preferred stock         9,200,000         9,100              -           -           -           -
Issuance of Series A warrants                                    -             -              -           -           -           -
Net loss                                                         -             -              -           -           -           -
                                                     ---------------   ---------     ------------  --------   ----------   --------
Balance at December 31, 1995                             9,200,000         9,100      1,733,714           2           -           -
Issuance of common stock                                         -             -        227,340           -           -           -
Net loss                                                         -             -              -           -           -           -
                                                     ---------------   ---------     ------------  --------   ----------   --------
Balance at December 31, 1996                             9,200,000         9,100      1,961,054           2           -           -
Issuance of common stock                                         -             -         31,954           -           -           -
Issuance of Series B convertible preferred stock        10,866,014        12,966              -           -           -           -
Net loss                                                         -             -              -           -           -           -
                                                     ---------------   ---------     ------------  --------   ----------   --------
Balance at December 31, 1997                            20,066,014        22,066      1,993,008           2           -           -
Issuance of common stock                                         -             -        137,502           -           -           -
Stock issued in exchange for exclusive license                   -             -         28,572           -           -           -
Issuance of Series C convertible preferred stock           375,000           900              -           -           -           -
Issuance of Series D convertible preferred stock           416,667         1,500              -           -           -           -
Issuance of Series B warrants                                    -             -              -           -           -           -
Deferred compensation                                            -             -              -           -           -           -
Amortization of deferred compensation                            -             -              -           -           -           -
Net loss                                                         -             -              -           -           -           -
                                                     ---------------   ---------     ------------  --------   ----------   --------
Balance at December 31, 1998                            20,857,681        24,466      2,159,082           2           -           -
Issuance of common stock                                         -             -        306,775           -           -           -
Issuance of Series E convertible preferred stock         6,201,985        11,406              -           -           -           -
Issuance of Series G convertible preferred stock           833,333        10,000              -           -           -           -
Issuance of Series F warrants                                    -             -              -           -           -           -
Issuance of common stock warrants                                -             -              -           -           -           -
Preferred stock dividends                                        -            23              -           -           -           -
Deferred compensation                                            -             -              -           -           -           -
Amortization of deferred compensation                            -             -              -           -           -           -
Net loss                                                         -             -              -           -           -           -
                                                     ---------------   ---------     ------------  --------   ----------   --------
Balance at December 31, 1999                            27,892,999        45,895      2,465,857           2           -           -
Issuance of common stock                                         -             -        369,006           -           -           -
Issuance of common stock warrants                                -             -              -           -           -           -
Preferred stock dividends                                        -             -              -           -           -           -
Issuance of common stock at initial public offering
   and exercise of over-allotment                                -             -      6,325,000           7           -           -
Conversion of preferred stock and preferred stock
   dividends into common stock at initial public
   offering                                            (27,892,999)      (45,895)    16,355,224          17           -           -
Deferred compensation                                            -             -              -           -           -           -
Amortization of deferred compensation                            -             -              -           -           -           -
Unrealized gain on investments                                   -             -              -           -           -           -
Net loss                                                         -             -              -           -           -           -
                                                     ---------------   ---------     ------------  --------   ----------   --------
Balance at December 31, 2000                                     -             -     25,515,087          26           -           -
Issuance of common stock                                         -             -        236,381           -           -           -
Forfeiture of common stock options                               -             -              -           -           -           -
Amortization of deferred compensation                            -             -              -           -           -           -
Unrealized gain on investments                                   -             -              -           -           -           -
Net loss                                                         -             -              -           -           -           -
                                                     ---------------   ---------    ------------  ---------   ----------  ---------
Balance at December 31, 2001                                     -     $       -     25,751,468     $    26           -     $     -
                                                     ===============  ==========    ===========  ==========   ==========  =========

                                                    Additional
                                                     Paid-In     Accumulated      Deferred         Comprehensive  Stockholder's
                                                     Capital       Deficit       Compensation      Income/(Loss)     Equity
                                                    ---------    ------------   -------------     --------------  -------------
Inception (October 28, 1993)
                                                    $       -     $        -     $         -        $        -      $     -
Balance at December 31, 1993                        ---------    ------------   -------------     --------------   ---------
Issuance of Class A and B Common Stock                      -              -               -                 -            -
Net loss                                                    -              -               -                 -           10
                                                            -           (330)              -                 -         (330)
Balance at December 31, 1994                        ---------    ------------   -------------     --------------   ---------
Issuance of common stock and cancellation of                -           (330)              -                 -         (320)
     Class A and B common stock
Stock issued for consulting services                        9              -               -                 -            -
Stock issued in exchange for exclusive license             71              -               -                 -           72
Issuance of Series A convertible preferred stock           36              -               -                 -           36
Issuance of Series A warrants                               -              -               -                 -        9,100
Net loss                                                   92              -               -                 -           92
                                                            -         (2,704)              -                 -       (2,704)
Balance at December 31, 1995                        ---------    ------------   -------------     --------------   ---------
Issuance of common stock                                  208         (3,034)              -                 -        6,276
Net loss                                                   13              -               -                 -           13
                                                            -         (5,782)              -                 -       (5,782)
Balance at December 31, 1996                        ---------    ------------   -------------     --------------   ---------
Issuance of common stock                                  221         (8,816)              -                 -          507
Issuance of Series B convertible preferred stock           18              -               -                 -           18
Net loss                                                    -              -               -                 -       12,966
                                                            -         (7,947)              -                 -       (7,947)
Balance at December 31, 1997                        ---------    ------------   -------------     --------------   ---------
Issuance of common stock                                  239        (16,763)              -                 -        5,544
Stock issued in exchange for exclusive license             17              -               -                 -           17
Issuance of Series C convertible preferred stock          108              -               -                 -          108
Issuance of Series D convertible preferred stock            -              -               -                 -          900
Issuance of Series B warrants                               -              -               -                 -        1,500
Deferred compensation                                       7              -               -                 -            7
Amortization of deferred compensation                   2,714              -          (2,714)                -            -
Net loss                                                    -              -             114                 -          114
                                                            -         (7,528)              -                 -       (7,528)
                                                    ---------    ------------   -------------     --------------   ---------
Balance at December 31, 1998                            3,085        (24,291)         (2,600)                -          662
Issuance of common stock                                   38              -               -                 -           38
Issuance of Series E convertible preferred stock            -              -               -                 -       11,406
Issuance of Series G convertible preferred stock            -              -               -                 -       10,000
Issuance of Series F warrants                              53              -               -                 -           53
Issuance of common stock warrants                       1,813              -               -                 -        1,813
Preferred stock dividends                                   -            (62)              -                 -          (39)
Deferred compensation                                   3,359              -          (3,359)                -            -
Amortization of deferred compensation                       -              -           1,035                 -        1,035
Net loss                                                    -         (8,934)              -                 -       (8,934)
                                                    ---------    ------------   -------------     --------------   ---------
Balance at December 31, 1999                            8,348        (33,287)         (4,924)                -       16,034
Issuance of common stock                                1,062              -               -                 -        1,062
Issuance of common stock warrants                         577              -               -                 -          577
Preferred stock dividends                                   -           (594)              -                 -         (594)
Issuance of common stock at initial public offering
   and exercise of over-allotment                      69,180              -               -                 -       69,187
Conversion of preferred stock and preferred stock
   dividends into common stock at initial public
   offering                                            46,512              -               -                 -          634
Deferred compensation                                     402              -            (402)                -            -
Amortization of deferred compensation                       -              -           1,544                 -        1,544
Unrealized gain on investments                              -              -               -                51           51
Net loss                                                    -        (13,990)              -                 -      (13,990)
                                                    ---------    ------------   -------------     --------------   ---------
Balance at December 31, 2000                          126,081        (47,871)         (3,782)               51       74,505
Issuance of common stock                                   69              -               -                 -           69
Forfeiture of common stock options                     (1,051)             -           1,051                 -            -
Amortization of deferred compensation                       -              -           1,206                 -        1,206
Unrealized gain on investments                              -              -               -               (50)         (50)
Net loss                                                    -        (23,135)              -                 -      (23,135)
                                                   ----------    ------------   -------------     --------------   ---------
Balance at December 31, 2001                         $125,099     $  (71,006)    $    (1,525)       $        1      $52,595
                                                   ==========    ============   =============     ==============   =========

   The accompanying notes are an integral part of these financial statements.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               (In thousands, except share and per share amounts)

1.   Organization

Inspire Pharmaceuticals, Inc. (the "Company" or "Inspire") was founded on October 28, 1993 to develop and commercialize novel pharmaceutical products that treat diseases which are characterized by deficiencies in the body's innate defense mechanisms of mucosal hydration and mucociliary clearance. The Company's technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill for rights to certain developments from the founders' laboratories.

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

Investments

Investments consist primarily of U. S. government agency obligations and other fixed or variable income investments. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. Investments are considered to be available for sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis.

Property and Equipment

Property and equipment is primarily comprised of furniture, laboratory and computer equipment which are recorded at cost and depreciated using the straight-line method over their estimated useful lives which range from three to seven years. Property and equipment, which includes certain equipment under capital leases, and leasehold improvements are depreciated over the shorter of the lease period or their estimated useful lives.

Other Assets

At December 31, 2001, other assets are primarily comprised of long-term investments totaling $5.5 million and $25 related to deposits and deferred costs. At December 31, 2000, other assets were comprised of $1.6 million in deferred costs which were incurred when the Company issued warrants in conjunction with collaborative research agreements and capital lease arrangements and $56 in deposits. Deferred costs are amortized using the effective interest rate method over the life of the related collaborative research agreement or lease.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock, the difference between the estimated fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. The Company recognized deferred compensation of $0 and $402 related to stock option grants during the years ended December 31, 2001 and 2000, respectively.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years. The Company recognized $1,206, $1,544 and $1,035 of stock based compensation expense related to amortization of deferred compensation during the years ended December 31, 2001, 2000 and 1999, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

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

Revenue Recognition

Revenue is recognized under collaborative research agreements when services are performed or when contractual obligations are met. Nonrefundable fees received at the initiation of collaboration agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of the related research and development commitment. Milestone payments under collaboration agreements and research agreements will be recognized as revenues, ratably over the remaining period of the research and development commitment beginning on the date the Company achieves the indicated milestone and such achievement is acknowledged by the collaborative partner, which generally coincides with the receipt of the milestone payment.

Research and Development

Research and development costs include all direct costs, including salaries for Company personnel, outside consultant's, costs of clinical trials, sponsored research and clinical trials insurance related to the development of drug compounds. These costs have been charged to operating expense as incurred. Costs associated with obtaining and maintaining patents on the Company's drug compounds and license initiation and continuation fees, including milestone payments by the Company to its licensors, are evaluated based on the stage of development of the related drug compound and whether the underlying drug compound has an alternative use. Costs of these types incurred for drug compounds not yet approved by the United States Food and Drug Administration ("FDA") and for which no alternative use exists are recorded as research and development expense. In the event the drug compound has been approved by the FDA or an alternative use exists for the drug compound, patent costs and license costs are capitalized and amortized over the expected life of the related drug compound. License milestone payments to the Company's licensors are recognized when the underlying requirement is met by the Company.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)

Significant Customers and Credit Risk

All revenues recognized and recorded in 2001 were from five collaborative partners. All revenues recognized and recorded in 2000 were from four collaborative partners. All revenues recognized and recorded in 1999 were from a single collaborative partner. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of short-term cash investments. The Company primarily invests in short-term interest-bearing investment-grade securities and certificates of deposits. Cash deposits are all in financial institutions in the United States.

Cash Flows

The Company made cash payments for interest of $145, $100 and $67 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company made cash payments for foreign withholding taxes of $0, $400 and $60 during the years ended December 31, 2001, 2000 and 1999, respectively.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $401 and $522 during the years ended December 31, 2001 and 2000, respectively.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share ("basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock. The calculation of diluted EPS for the years ended December 31, 2001, 2000 and 1999 does not include 1,886,277, 1,526,008 and 14,486,662, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.


Segment Reporting

The Company has determined that it did not have any separately reportable operating segments as of December 31, 2001, 2000 or 1999.

Other Comprehensive Income (Loss)

During 2001, the Company had $1 of unrealized gain on investments that is classified as other comprehensive income and is disclosed as a component of statements of stockholders' equity for 2001. The Company had $51 of unrealized gain on investments in 2000 and no items of other comprehensive income in 1999.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 ("SFAS 141"), "Business Combinations" and 142 ("SFAS 142"), "Goodwill and Other Intangible Assets. " SFAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. The Company adopted SFAS 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001. The Company does not expect that the adoption of SFAS 141 and 142 will have any impact on its financial position or results of operations.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)

In August 2001, the FASB issued FASB Statement 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations". The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have any impact on the Company's financial position or results of operations.

In October 2001, the FASB issued FASB Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". The Statement supersedes FASB Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are required to be applied to fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have any impact on the Company's financial position or results of operations.

3.   Property and Equipment

Property and equipment consist of the following:

                                                                         December 31,
                                       Useful Life               --------------------------------
                                         (Years)                     2001               2000
                                      ----------------           -------------     --------------
Equipment                                  5                     $       2,286        $    1,679
Leasehold improvements              Lesser of lease term                   888               845
                                        or 5 years
Computer hardware and software             5                               896               742
Furniture and fixtures                     7                               450               384
                                                                 -------------       -----------
                                                                         4,520             3,650
Less - accumulated depreciation and
amortization                                                            (3,049)           (2,436)
                                                                 -------------       -----------
Property and equipment, net                                      $       1,471        $    1,214
                                                                 =============       ===========

Depreciation expense was $637, $546 and $623 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company leases certain equipment under capital lease agreements. The book value of equipment under capital leases at December 31, 2001 and 2000 was approximately $669 and $847, respectively.

4.   Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable at December 31, 2001 and 2000 approximate their fair value due to the short-term nature of these items.

The fair value of the Company's short-term investments at December 31, 2001 and 2000, approximate their carrying values as these investments are primarily in short-term interest-bearing investment-grade securities.

The carrying value of the Company's notes payable and capital lease obligations at December 31, 2001 and 2000 approximate their fair value as the interest rates on these obligations approximate rates available in the financial market at such dates.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)

5. Accrued Expenses

Accrued expenses are comprised of the following:

                                                          December 31,
                                                    ----------------------
                                                        2001        2000
                                                    ----------  ----------
Research costs                                      $      750  $      472
Accrued payroll and benefits                               243          67
Accrued legal and patent costs                             107         111
Other                                                      267         202
                                                    ----------  ----------
                                                    $    1,367  $      852
                                                    ==========  ==========

6. Income Taxes

The components of the Company's income tax expense consist of the following:

                                          Years Ended December 31,
                                    --------------------------------------
                                       2001          2000          1999
                                    ----------    ----------    ----------
Current expense (benefit):
   Federal                          $        -    $        -    $        -
   Foreign                                   -           400            60
   State                                     -             -             -
                                    ----------    ----------    ----------
   Current tax expense (benefit)             -           400            60
                                    ----------    ----------    ----------
Deferred expense (benefit)
   Federal                                   -             -             -
   Foreign                                   -             -             -
                                    ----------    ----------    ----------
   State                                     -             -             -
                                    ----------    ----------    ----------
   Deferred tax expense (benefit)            -             -             -
                                    ----------    ----------    ----------
   Net tax expense (benefit)        $        -    $      400    $       60
                                    ==========    ==========    ==========

The Company has no current or deferred federal and state income tax expense for the years ended December 31, 2001, 2000 and 1999 because the Company generated net operating losses during such periods.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)

Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                     December 31,
                                              -------------------------
                                                  2001           2000
                                              ------------   ----------
Current deferred tax assets:
  Compensation related items                   $       53     $      26
  Accrued expenses                                     77             -

Noncurrent deferred tax assets:
  Domestic net operating loss carryforwards        22,101        14,105
  Deferred revenue                                  1,574         2,470
  Research and development credits                  3,443         1,575
  Fixed and intangible assets                       1,055           886
  Stock-based compensation                          1,543         1,084
  Contributions                                       148           116
                                              ------------   ----------
   Total deferred tax assets                       29,994        20,262
   Valuation allowance for deferred assets        (29,994)      (19,664)
                                              ------------   ----------
Noncurrent deferred tax liabilities:
  Stock warrants                                        -           598
                                              ------------   ----------
   Total deferred tax liabilities                       -           598

   Net deferred tax asset (liability)          $        -     $       -
                                              ============   ==========

At December 31, 2001 and 2000, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The increase in valuation allowance of $10,330 during the year ended December 31, 2001 resulted primarily from the generation of additional net operating loss carryforward.

As of December 31, 2001 and 2000, the Company had federal and state net operating loss carryforwards of $57,087 and $59,086, respectively. The net operating loss carryforwards expire in various amounts starting in 2008 and 2010 for federal and state tax purposes, respectively. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company's utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though its net operating loss carryforwards exceed its taxable income.

Additionally, as of December 31, 2001, the Company has federal research and development and orphan drug credit carryforwards of $3,443. The credit carryforwards expire in varying amounts starting in 2010.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

                                                       Years Ended December 31,
                                                 -----------------------------------
                                                     2001        2000        1999
                                                 ----------   ---------  -----------
United States federal tax at statutory federal
  income tax rate                                $   (7,866)  $  (4,621)   $ (3,107)
State taxes (net of federal benefit)                   (993)       (642)       (439)
Change in valuation reserve                          10,330       6,021       3,713
Research and development credit                      (1,868)       (664)       (151)
Foreign withholding tax, net of federal
  benefit                                                 -         264          39
Nondeductible expenses                                  279           -           -
Other nondeductible expenses                            118          42           5
                                                 ----------  ----------  ----------
Provision for income taxes                       $        -   $     400   $      60
                                                 ==========  ==========  ==========

7. Notes Payable

On November 13, 1996, the Company entered into a Collaborative Funding Agreement ("CFA") with The North Carolina Biotechnology Center ("NCBC") and the Kenan Institute whereby NCBC agreed to loan the Company a total of $20. Loans made to the Company by NCBC under the CFA are to be used for specific research activities. All such loans are unsecured and bear interest at 8.25%, with principal and accrued interest payable on November 7, 2001. The Company had total borrowings from NCBC under the CFA of $20 as of December 31, 2000. The Company paid off the note in 2001, prior to paying off the note, the Company accrued interest on these loans of $2 in 2001. Accrued interest totaled $0 and $6 at December 31, 2001 and 2000, respectively.

8. Stockholders' Equity

At December 31, 2001, the Company was authorized to issue 60,000,000 shares of common stock with a par value of $.001 per share and 2,000,000 shares of preferred stock with a par value of $0.001 per share.

On August 2, 2000, the Company's Registration Statement on Form S-1, as amended, registering 6,325,000 shares of common stock was declared effective by the Securities and Exchange Commission and permitted the Company to sell shares of common stock in its initial public offering ("IPO"). On August 8, 2000, the Company sold 5,500,000 shares of common stock at the IPO for $12.00 per share which resulted in proceeds to the Company of $66,000. On September 5, 2000, the Company sold an additional 825,000 shares of common stock at the IPO price of $12.00 per share pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross proceeds of $9,900. Total stock issuance costs related to the IPO and exercise of the over-allotment was $6,713.

At the IPO, all 26,684,666 shares of Series A preferred stock ("Series A Preferred"), Series B preferred stock ("Series B Preferred"), Series D preferred stock ("Series D Preferred") and Series E preferred stock ("Series E Preferred") converted into 15,248,361 shares of common stock at a 1-for-1.75 conversion ratio. The 375,000 Series C preferred stock ("Series C Preferred") converted into 214,284 shares of common stock at a 1-for-1.75 conversion ratio plus an additional 6,438 shares of common stock were issued to the Series C preferred stockholders as a result of their antidilution protection. Additionally, 833,333 shares of Series G preferred stock ("Series G Preferred") converted into 476,190 shares of common stock plus an additional 52,808 shares of common stock were received by the Series G preferred stockholders in payment of accrued dividends of $634.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)

Common Stock

The holders of common stock shall be entitled to receive dividends from time to time as may be declared by the Board of Directors. The holders of shares of common stock are entitled to one vote for each share held with respect to all matters voted on by the shareholders of the Company.

Preferred Stock

There were no outstanding shares of preferred stock at December 31, 2001 and 2000.

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

In July and October 1999, the Company issued 6,201,985 shares of Series E Preferred stock to a group of venture capital investors at a price per share of $2.00 which resulted in proceeds to the Company of $11,406, net of offering costs of $998.

In December 1999, the Company issued 833,333 shares of Series G Preferred to Genentech, Inc. ("Genentech"), at a price per share of $12.00 which resulted in proceeds to the Company of $10,000 in conjunction with entering into a collaboration agreement (See Note 10). The shares automatically converted into shares of the common stock upon the initial public offering at an exchange rate determined by dividing the total proceeds plus accrued and unpaid dividends by the initial offering price of the Company's common stock.

Dividends

Prior to the IPO, the holders of Series A Preferred, Series B Preferred, Series C Preferred and Series E Preferred were entitled to receive dividends equal to any dividends paid on common stock. The holders of Series G Preferred were entitled to cumulative dividends at the prime rate plus 1% of the Series G preferred preference amount calculated on a per share basis. There were no accrued Series G Preferred dividends at December 31, 2001 and 2000, respectively. All accrued Series G Preferred dividends for $634 were paid at the date of the IPO in the form of 52,808 common shares.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)

9.  Stock Options and Warrants

1995 Stock Plan

During 1995, the Company adopted the 1995 Stock Plan, which provided for the grant of up to 1,005,714 options to directors, officers, employees and consultants. In April 1999, the Plan was amended and restated, and is now the Amended and Restated 1995 Stock Plan (the "Plan"). The option pool was increased to 5,228,571 shares on September 28, 2001 and to 6,428,571 shares on December 14, 2001 by the Board of Directors subject to shareholder approval. Under the Plan, both incentive and non-qualified stock options, as well as restricted stock, can be granted. The Board of Directors shall determine the term and dates of the exercise of all options at their grant date, provided that for incentive stock options, such price shall not be less than the fair market value of the Company's stock on the date of grant. At December 31, 2001, there were 2,931,121 stock option shares available for grant.

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

The following table summarizes the stock option activity for the Plan:

                                                                  Weighted
                                               Number of          Average
                                                Shares         Exercise Price
                                           ----------------   ----------------
Options outstanding, December 31, 1998          1,490,102         $     0.200
   Granted                                        395,000               0.688
   Exercised                                     (306,775)             (0.124)
   Forfeited                                     (103,809)             (0.212)
                                           --------------     ----------------
Options outstanding, December 31, 1999          1,474,518               0.345
   Granted                                        748,995              12.228
   Exercised                                     (295,526)             (0.207)
   Forfeited                                     (157,629)             (6.227)
                                           --------------     ----------------
Options outstanding, December 31, 2000          1,770,358               4.872
   Granted                                        740,500              10.640
   Exercised                                     (144,534)             (0.471)
   Forfeited                                      (12,470)             (9.707)
                                           --------------     ----------------
Options outstanding, December 31, 2001          2,353,854         $     6.931
                                           ==============     ================

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
               (In thousands, except share and per share amounts)

The following table summarizes information concerning options outstanding at December 31, 2001:

                                                                  Weighted
                                                                  Average
                                             Weighted             Remaining
                                              Average            Contractual
                             Options         Exercise               Life        Options
                           Outstanding         Price             (in Years)   Exercisable
                          -------------   ---------------    ---------------- -----------
Price range
   $ 0.123 - $ 0.123           108,933    $         0.123               4.06      108,933
   $ 0.210 - $ 0.210           468,119              0.210               6.61      410,764
   $ 0.315 - $ 1.750           404,677              0.683               7.37      251,204
   $ 7.810 - $ 8.360           392,500              8.045               9.36            -
   $ 9.905 - $ 9.905            45,712              9.905               8.53       16,842
   $12.370 - $20.000           933,913             13.189               8.90      261,824
                          -------------   ---------------    ---------------- -----------
                             2,353,854    $         6.931               8.03    1,049,567
                          =============   ===============    ================ ===========

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" requires the Company to disclose pro forma information regarding option grants made and warrants issued to its employees. SFAS 123 specifies certain valuations techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's statement of operations, because the Company has made the election to use the provisions of APB 25 to account for its stock based compensation.

The weighted average fair value of options granted during 2001, 2000 and 1999 was $11.66, $7.04 and $4.95, respectively.

The fair value of options granted to employees was estimated using the following assumptions:

                                           Years Ended December 31,
                                  ---------------------------------------------
                                    2001             2000            1999
                                  --------------  --------------  -------------
Expected dividend yield                   0%                0%             0%
Expected stock price volatility       99.00%            65.04%             0%
Risk free interest rate                4.55%             6.50%          5.39%
Expected life of options             5 years           5 years         5 years

For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS 123, its pro forma net loss and net loss per common share would have been as follows:

                                                     Years Ended December 31,
                                            -----------------------------------------------
                                                 2001           2000            1999
                                            ------------   ---------------   --------------
Net loss available to common stockholders
     - as reported                            $   (23,135)    $   (14,584)    $    (8,996)
Net loss available to common stockholders
     - pro forma                              $   (23,665)    $   (15,109)    $    (8,943)
Net loss per common share - as reported       $     (0.90)    $     (1.23)    $     (3.75)
Net loss per common share - pro forma         $     (0.92)    $     (1.27)    $     (3.72)

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (In thousands, except share and per share amounts)

Warrants

Preferred Stock Warrants

In connection with the capital lease agreement executed on October 13, 1995, the Company issued warrants which entitle the holder to purchase 165,000 shares of Series A Preferred with an exercise price of $1.00 per share. These warrants had an estimated fair value of $92 at the date of issuance which was deferred and is being amortized as an increase to interest expense over the term of the related lease agreement using the effective interest rate method. The warrants are exercisable prior to the fifth anniversary date of the Company's initial public offering.

In connection with an amendment on June 18, 1998 to increase the amount of equipment under the capital lease agreement executed on October 13, 1995, the Company issued warrants which entitle the holder to purchase 15,000 shares of Series B Preferred with an exercise price of $1.20 per share. These warrants had an estimated value of $7 at the date of issuance which was calculated using the Black-Scholes method in accordance with SFAS 123. This amount was deferred and is being amortized as an increase to interest expense over the term of the related lease agreement using the effective interest rate method. The warrants are exercisable prior to the fifth anniversary date of the Company's initial public offering.

In connection with additional amendments to increase the amount of equipment under the Company's capital lease agreement which were executed on February 8, 1999 and April 15, 1999, the Company issued warrants which entitle the holder to purchase 20,000 and 8,170 shares, respectively, of Series F Preferred stock ("Series F Preferred") with an exercise price of $2.40 per share. These warrants had an estimated fair value of $53 at their respective dates of issuance which was calculated using the Black-Scholes method in accordance with SFAS 123. These amounts were deferred and are being amortized as an increase to interest expense over the term of the related lease agreement using the effective interest rate method. The warrants are exercisable prior to the fifth anniversary date of the Company's initial public offering.

During 2001, 148,500 of the Series A Preferred stock warrants, 15,000 of the Series B Preferred stock warrants and 28,170 of the Series F Preferred stock warrants were exercised as 109,523 common stock shares based on the 1-for-1.75 IPO conversion ratio. During 2000, 16,500 of the Series A Preferred stock warrants were exercised and issued as 9,428 common stock shares based on the 1-for-1.75 IPO conversion ratio. At December 31, 2001, there were no outstanding Preferred stock warrants.

Common Stock Warrants

In connection with a consulting agreement, the Company issued 11,428 warrants on January 15, 1999 to purchase shares of the Company's common stock with an exercise price of $4.20 per share. The warrants had an estimated value of $3.00 per share at the date of issuance as calculated using the Black-Scholes model in accordance with SFAS 123. The warrants shall be exercisable prior to the tenth anniversary of the grant date.

In connection with the sale of the Series G Preferred and the collaboration agreement entered into with Genentech on December 17, 1999, the Company issued warrants which entitle the holder to purchase 253,968 shares of common stock with an exercise price of $7.88 per share. The warrants had an estimated value of $1,782 at the date of issuance as determined using the Black-Scholes model which was deferred and recorded in other assets and was amortized to research and development expense over the period of the Company's research and development commitment. The warrants are exercisable prior to December 17, 2004.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (In thousands, except share and per share amounts)

In connection with the sale of stock to Genentech (see Note 10), the Company issued warrants on December 20, 2000 which entitle the holder to purchase 25,396 shares of common stock with an exercise price of $7.88 per share. The warrants had an estimated value of $577 at the date of issuance as determined using the Black-Scholes model, which was deferred and recorded as other assets and was amortized to research and development expense over the period of the Company's research and development commitment. The warrants are exercisable prior to December 17, 2004.

None of the common stock warrants have been exercised as of December 31, 2001 and 2000.

Outstanding warrants to purchase the Company's common stock at December 31, 2001 are as follows:

                         Number of      Exercise Price
                         Warrants
                       --------------   -----------------
                             11,428      $        4.20
                            279,364      $        7.88

10. Collaboration Agreements

On September 10, 1998, the Company entered into a Joint Development, License and Supply Agreement (the "Kissei Agreement") with Kissei related to the development of INS365 Respiratory for all therapeutic respiratory applications, excluding sinusitis and middle ear infection, in Japan. INS365 Respiratory for respiratory therapeutic uses is licensed by the Company from The University of North Carolina at Chapel Hill. Under the terms of the Kissei Agreement, Kissei will develop, commercialize, and market INS365 Respiratory in Japan. The Company maintains the right to manufacture and supply INS365 to Kissei. Kissei also has the first right to negotiate a license to particular P2Y2 agonist that show utility as inhalation products for respiratory uses in Japan.

Upon the signing of the Kissei Agreement, Kissei purchased 375,000 shares of the Company's Series C Preferred for $900 or $2.40 per share. In addition, the Company received a non-refundable up front license fee of $3,600 which was initially deferred and is being recognized as license revenue ratably over the period of the Company's ongoing research and development commitment. In addition, depending on whether all milestones are met, the Company could receive milestone payments of up to $13,000 over the term of the Kissei Agreement. The Company is receiving reimbursement for liaison staff positions which totaled $250 in each of the years ended December 31, 2001 and 2000, respectively. In addition, the Company will receive royalties on net sales of INS365 Respiratory by Kissei. During 1999, the Company received a milestone payment under the Kissei Agreement of $600 based on achievement of technical milestones by Inspire. In January 2000, the Company received a milestone payment of $1,500 based on achievement of a technical milestone by Kissei in its development of INS365 Respiratory. No milestone payments were received under the Kissei Agreement during 2001.

The Company is obligated to supply Kissei with its requirements of INS365 Respiratory bulk drug substance reimbursed at cost. In addition, the Company is obligated to supply Kissei with its requirements of finished product contained in a vial or nebule and in a delivery system approved by the joint development committee for all clinical trials to be conducted by Kissei. Kissei will pay us an agreed-upon transfer price for all such supplies. We have also agreed to negotiate a commercial supply arrangement with Kissei at the appropriate time to supply Kissei's requirements of finished product and the delivery system.

The agreement will terminate when all patents licensed under the agreement have expired. Either Kissei or the Company may terminate the agreement if the other materially breaches the agreement. In addition, Kissei has the right, by giving the Company three months prior notice, to terminate the agreement at any time if Kissei determines that continued development or marketing of the product is scientifically or economically infeasible. If Kissei breaches the agreement or terminates the agreement early other than for the Company's breach, Kissei's license will terminate. Kissei will provide us with all data and information relating to our products, and Kissei will assign or permit us to cross-reference all regulatory filings and approvals.

                          INSPIRE PHARMACEUTICALS, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                (In thousands, except share and per share amounts)

On December 16, 1998, the Company entered into a Development, License and Supply Agreement (the "Santen Agreement") with Santen Pharmaceutical Company, Ltd. ("Santen") to complete the development of INS365 Ophthalmic for the therapeutic treatment of ocular surface diseases. Santen received an exclusive license to INS365 Ophthalmic in Japan, China, South Korea, the Philippines, Thailand, Vietnam, Taiwan, Singapore, Malaysia and Indonesia in the field. Under the terms of the Santen Agreement, Santen will develop, commercialize, and market INS365 Ophthalmic in the geographical areas mentioned above. The Company retains the right to manufacture and supply INS365 Ophthalmic in bulk drug substance to Santen.

Upon the signing of the Santen Agreement, Santen purchased 416,667 shares of the Company's Series D Preferred for $1,500 or $3.60 per share. In addition, depending on whether all milestones under the Santen Agreement are met, the Company could receive milestone payments of up to $4,750. In addition, the Company will receive royalties on net sales on INS365 Ophthalmic by Santen.

No milestone payments were received under the Santen Agreement during 2001 or 1999. During 2000, the Company received a milestone payment under the Santen Agreement of $500 based on achievement of a regulatory milestone by Santen.

The agreement will terminate when all patents licensed under the agreement have expired. Either Santen or the Company may terminate the agreement if the other materially breaches the agreement. In addition, the Company has the right to terminate the agreement at any time if we determine, subject to the coordinating committee's review and arbitration, that Santen has not made reasonably sufficient progress in the development or commercialization of products. If Santen breaches the agreement, or if the Company terminates the agreement because Santen has not made sufficient progress, Santen's license will terminate. Santen will provide us with all data and information relating to our products, and will assign or permit us to cross-reference all regulatory filings and approvals.

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

The Genentech Agreement provided that Genentech would pay the Company a non-refundable, non-creditable up-front payment of $5,000 upon execution of the Genentech Agreement, which the Company recorded as license revenue over the term of its research and development commitment, which ended in November 2001 as a result of the termination of the agreement.

Upon the signing of the agreement, Genentech purchased 833,333 shares of Series G Preferred for $12.00 per share or an aggregate purchase price of $10,000 and Genentech was issued 253,968 warrants to purchase shares of the Company's common stock with an exercise price of $7.88 per share. In addition, upon the occurrence of certain milestone events, the Company was obligated to sell, and Genentech was obligated to purchase: (i) up to $2,000 of the Company's common stock, at a per share price determined, using the 20-day trailing average close price of the Company's common stock as quoted on an established stock exchange, and (ii) Genentech would have been issued warrants for up to 50,793 shares of the Company's common stock at an exercise price of $7.88 per share.

On December 20, 2000, upon achievement of a technical milestone the Company sold 64,806 shares of common stock to Genentech at $15.40 per share and issued warrants which entitle the holder to purchase 25,396 shares of common stock with an exercise price of $7.88 (see Note 9).

On June 20, 2001, Genentech notified the Company that they were terminating the agreement and returned all rights for use of INS365 Respiratory and our other related P2Y2 agonists at no charge. The decision to return the product rights was based on a strategic review by Genentech of its overall development portfolio. The Company received in excess of $16 million in equity and cash payments during the collaboration.

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

Upon the signing of the Kirin Agreement, the Company received a non-refundable up front license fee which was initially deferred and is being recognized as license revenue ratably over the period of the Company's ongoing research and development commitment. In addition, depending on whether all milestones under the Kirin Agreement are met, the Company could receive milestone payments based on clinical success. Upon commercialization, the Company will receive royalties on net sales of INS316 Diagnostic by Kirin within the Territory.

The agreement will terminate as to a product on the later of the 10th anniversary of the first commercial sale of the product or the date on which the sale of the product ceases to be covered by a licensed clause under the agreement. Either Kirin or the Company may terminate the agreement if the other materially breaches the agreement. In addition, Kirin has the right, by giving Inspire 180 days prior notice, to terminate the agreement at any time.

In June 2001, the Company entered into a joint license, development and marketing agreement with Allergan to develop and commercialize two novel therapeutic treatments for dry eye. Under the terms of the agreement, Allergan obtained an exclusive license to develop and commercialize INS365 Ophthalmic worldwide, with the exception of Japan and nine other Asian Countries covered by Inspire's agreement with Santen. In return, Inspire will receive up to $39 million in up-front and milestone payments, a co-promotion option for INS365 Ophthalmic in the United States and royalty payments based on net sales. In addition, Inspire will receive royalties on global net sales of Allergan's Restasis(R) excluding sales in Japan, Taiwan, Korea, Hong Kong and Peoples Republic of China. The agreement also provides for potential co-promotion by Inspire of INS365 Ophthalmic and Restasis(R) and one or more of Allergan's other marketed products in the United States.

Inspire and Allergan have established a joint development committee to oversee the joint development programs and a joint commercial committee to establish the brand strategies and manage the relationship. Under the terms of the agreement, Inspire will provide bulk active drug substance through the end of Phase III clinical trial for INS365 Ophthalmic. After Phase III, Allergan is responsible for obtaining or manufacturing all of its bulk active drug substance requirements and for all commercial supply of product.

Inspire is responsible for conducting, in collaboration with Allergan, the Phase III clinical trials for INS365 Ophthalmic for dry eye and for U.S. NDA filing and approval. Allergan is responsible for all other development activities under the agreement, including all development outside the United States and in their territories, and for regulatory submissions, filings and approvals relating to products outside the United States. Allergan is required to use commercially reasonable efforts to conduct development, seek regulatory approvals and market and sell the products.

The agreement will be in effect until all patents licensed under the agreement have expired, unless earlier terminated. Either Allergan or Inspire may terminate the agreement if the other materially breaches the agreement. In addition, Allergan has the right, by giving the Company 180 days prior notice, to terminate the agreement at any time. If Allergan breaches the agreement or terminates the agreement early, other than for Inspire's breach, Allergan's license will terminate. Allergan must provide Inspire all data and information relating to the Company's products, and Allergan must assign or permit Inspire to cross-reference all regulatory filings and approvals.

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
              (In thousands, except share and per share amounts)

11.  License Agreement

On March 10, 1995, the Company licensed the rights to the patent for a Method of Treating Lung Disease with Uridine Triphosphates which covers INS316 Diagnostic from The University of North Carolina at Chapel Hill. In connection with this license agreement, the Company paid $65 in license initiation fees and issued 297,714 shares of common stock with an estimated value at the date of issuance of $36 or $0.12 per share and has agreed to make milestone payments totaling up to $1,000. The Company reached one such milestone in 1997 and made the milestone payment of $500 in the same year. A $10 milestone payment was made during each of 2001 and 2000.

On September 1, 1998, the Company licensed the rights to the patents for a Method of Treating Cystic Fibrosis with Dinucleotides, a Method of Treating Bronchitis with Uridine Triphosphates and related compounds, and a Method of Treating Ciliary Dyskinesia with Uridine Triphosphates and related compounds, which cover INS365 Respiratory, from The University of North Carolina at Chapel Hill. In connection with this license agreement, the Company paid $15 in license initiation fees and issued 28,572 shares of common stock with an estimated value at the date of issuance of $90 or $3.15 per share and has agreed to pay milestone payments totaling $160. The Company made milestone payments of $5 each during 2001 and 2000.

In connection with the license agreements with The University of North Carolina at Chapel Hill, the Company has agreed to pay royalties based on net sales of certain Licensed Products (as defined in the license agreements).

The Company enters into sponsored research and development and clinical trial agreements with The University of North Carolina at Chapel Hill on an annual basis whereby direct and indirect costs, as defined, are reimbursed by the Company.

12.  Commitments

The Company is obligated under a master capital lease for furniture, equipment, and computers. Each lease term under the master lease agreement expires between 30 to 48 months from the date of inception.

The Company also has several non-cancelable operating leases, primarily for office space and office equipment, that extend through May 2004 and are subject to certain voluntary renewal options. Rental expense for operating leases during 2001, 2000 and 1999 for the cumulative period from inception (October 28, 1993) to December 31, 2001 was $319, $186 (net of sublease rentals $11), $164 (net of sublease rentals $25), and $1,115 (net of sublease rentals of $108), respectively.

Future minimum lease payments under capital and non-cancelable operating leases with remaining lease payments as of December 31, 2001 are as follows:

                                                   Capital       Operating
Year Ending December 31,                           Leases          Leases
----------------------------------------------   ------------   -----------
  2002                                              $    468      $    326
  2003                                                   338           163
  2004                                                   215            10
                                                 ------------   -----------
Total minimum lease payments                           1,021      $    499
                                                                ===========
Less amount representing interest                        120
                                                 ------------
Present value of net minimum capital lease
  payments                                               901
Less current portion of capital lease
  obligations                                            376
                                                 ------------
Capital lease obligations, excluding current
  portion                                           $    525
                                                 ============

                         INSPIRE PHARMACEUTICALS, INC.
                         (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
              (In thousands, except share and per share amounts)

The Company has contractual commitments or purchase arrangements with various clinical research organizations, manufacturers of drug product and others. Most of these arrangements are for a period of less than 12 months. The amount of the Company's financial commitments under these arrangements totals approximately $7,744 at December 31, 2001.

During 2001, the Company signed a letter of intent to enter into an equipment financing agreement under which the Company can borrow up to $1.5 million to finance the purchase of scientific and other equipment. At December 31, 2001, $0 was outstanding under this agreement.

13.  Employee Benefit Plan

The Company has adopted a 401(k) Profit Sharing Plan ("the 401(k) Plan") covering all qualified employees. The effective date of the 401(k) Plan is August 1, 1995. Participants may elect a salary reduction of 1% to 15% as a contribution to the 401(k) Plan. Modifications of salary reductions can be made quarterly.

The 401(k) Plan permits employer matching of up to 8% of a participant's salary. If employer matching is implemented, participants will begin vesting 100% immediately in employer contributions.

In 2001 the Company elected a safe harbor contribution at 3.0% of annual compensation. All Company safe harbor contributions vest 100% immediately.

14.  Quarterly Financial Data (Unaudited)


             2001               First    Second     Third     Fourth    Total
----------------------------  --------  --------   --------  --------  ---------
Revenue:
  Collaborative research
    agreements                 $ 1,405   $ 1,404   $ 2,238   $ 2,238   $  7,285

Net loss available to common
  stockholders                  (5,238)   (5,908)   (4,916)   (7,073)   (23,135)

Net loss per common
  share - basic and diluted    $ (0.20)  $ (0.23)  $ (0.19)  $ (0.28)  $   (.90)

             2000
----------------------------
Revenue:
  Collaborative research
    agreements                 $ 1,154   $ 1,154   $ 1,155   $ 1,905   $  5,368

Net loss available of common
  stockholders                  (2,512)   (3,000)   (4,237)   (4,835)   (14,584)

Net loss per common
  share - basic and diluted    $ (1.01)  $ (1.15)  $ (0.25)  $ (0.19)  $  (1.23)

Earnings per common share are computed independently for each of the quarters presented and therefore may not sum to the total for the year.

                                  Exhibit Index

Exhibit
Number         Description
------         -----------

3.1 Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

3.2            Certificate of Amendment of Amended and Restated Certificate of
               Incorporation.

3.3            Amended and Restated Bylaws. (Incorporated by reference to
               Exhibit 3.2 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3,
               2000).

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

10.8 Master Lease Agreement between Inspire Pharmaceuticals, Inc. and Comdisco, Inc., dated October 13, 1995, as amended. (Incorporated by reference to Exhibit 10.9 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

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

Exhibit
Number         Description
------         -----------

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

10.16* Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.20 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.17* Series G Preferred Stock and Warrant Purchase Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.21 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3,
               2000).

10.18* Warrant Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.22 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.19 Amended and Restated Investors' Rights Agreement among Inspire Pharmaceuticals, Inc. and the holders of Series A, B, E and G Preferred Stock of the Company dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.23 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.20+ Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000. (Incorporated by reference to
               Exhibit 10.24 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.21+ Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Gregory J. Mossinghoff dated February 4, 2000. (Incorporated by reference to Exhibit 10.25 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.22+ Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000. (Incorporated by reference to
               Exhibit 10.26 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.23+ Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000. (Incorporated by reference to
               Exhibit 10.28 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.24 Master Agreement between Inspire Pharmaceuticals, Inc. and ClinTrials BioResearch Ltd. dated as of December 23, 1999. (Incorporated by reference to Exhibit 10.29 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

Exhibit
Number         Description
------         -----------

10.25+ Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Richard M. Evans dated February 10, 2000. (Incorporated by reference to
               Exhibit 10.30 to the Company's registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.26* License Agreement between Inspire Pharmaceuticals, Inc. and Kirin Brewery Company, Ltd., Pharmaceutical Division, dated as of September 12, 2000. (Incorporated by reference to Exhibit
               10.1 to the Company's Quarterly Report on Form 10-Q filed on November 3, 2000).

10.27+ Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Bennett dated February 27, 2001. (Incorporated by reference to Exhibit
               10.1 to the Company's quarterly report on Form 10-Q filed on May 15, 2001).

10.28 Sublease between Inspire Pharmaceuticals, Inc. and Circuit City Stores, Inc., dated as of May 7, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q filed on August 10, 2001).

10.29+ Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001. (Incorporated by reference to
               Exhibit 10.2 to the Company's quarterly report on Form 10-Q filed on August 10, 2001).

10.30* License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2001).

23.1 Consent of PricewaterhouseCoopers LLP, independent public accountants

--------------------

* Confidential treatment has been granted with respect to a portion of this Exhibit.

+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.