Form 10-Q
period 2002-03-31
INSPIRE PHARMACEUTICALS INC
filed 2002-05-14
CIK 1040416

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

       Registrant's Telephone Number, Including Area Code: (919) 941-9777
                                                           --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X  NO
                                        ---

Indicate the number of shares outstanding of common stock, as of the latest practical date: 25,804,006 as of April 30, 2002.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                                                 Page
                                                                                                                ----

Item 1.   Financial Statements

          Condensed Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001 .......................     3

          Condensed Statements of Operations - Three months ended March 31, 2002 and 2001 (unaudited) .......     4

          Condensed Statements of Cash Flows - Three months ended March 31, 2002 and 2001 (unaudited) .......     5

          Notes to Condensed Financial Statements ...........................................................     6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .............     9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ........................................    14


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds .........................................................    14

Item 5.   Other Information .................................................................................    14

Item 6.   Exhibits and Reports on Form 8-K ..................................................................    25

Signatures ..................................................................................................    26

                                       2

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

PART I: FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements
        --------------------

                            Condensed Balance Sheets
                      (in thousands except share amounts)

                                                                   (Unaudited)
                                                                   -----------
                                                                    March 31,   December 31,
                                                                      2002          2001
                                                                   -----------  ------------
Assets
Current assets:
   Cash and cash equivalents                                       $    34,560  $     29,959
   Short-term investments                                               13,871        22,395
   Other receivables                                                        28           104
   Interest receivable                                                     107           102
   Prepaid expenses                                                        451           531
                                                                   -----------  ------------
Total current assets                                                    49,017        53,091

Property and equipment, net                                              1,419         1,471
Other assets                                                             5,739         5,525
                                                                   -----------  ------------
Total assets                                                       $    56,175  $     60,087
                                                                   ===========  ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                $       716  $      1,141
   Accrued expenses                                                        564         1,367
   Capital leases, current portion                                         373           376
   Deferred revenue, current portion                                     4,900         4,083
                                                                   -----------  ------------
Total current liabilities                                                6,553         6,967

Capital leases, excluding current portion                                  427           525
Deferred revenue, excluding current portion                              1,100             -
                                                                   -----------  ------------
Total liabilities                                                        8,080         7,492

Stockholders' equity:
   Common stock, $0.001 par value, 60,000,000 shares authorized;
    25,792,721 and 25,751,468 shares issued and outstanding
    at March 31, 2002 and December 31, 2001, respectively                   26            26
   Additional paid-in capital                                          125,059       125,099
   Other comprehensive income (loss)                                       (46)            1
   Deferred compensation                                                (1,179)       (1,525)
   Deficit accumulated during the development stage                    (75,765)      (71,006)
                                                                   -----------  ------------
Total stockholders' equity                                              48,095        52,595
                                                                   -----------  ------------
Total liabilities and stockholders' equity                         $    56,175  $     60,087
                                                                   ===========  ============

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

                          Inspire Pharmaceuticals, Inc.
                         (a development stage company)

                       Condensed Statements of Operations
                     (in thousands except per share amounts)
                                   (Unaudited)

                                                                                                                    Cumulative
                                                                                                                       From
                                                                                                                     Inception
                                                                                                                   (October 28,
                                                                                    Three Months Ended                 1993)
                                                                               -------------------------------
                                                                                 March 31,         March 31,       To March 31,
                                                                                    2002              2001             2002
                                                                               -------------      ------------     -------------
Revenues:
   Collaborative research agreements                                               $   1,083          $  1,405         $  15,200
                                                                               -------------      ------------     -------------

Operating expenses:
   Research and development (includes $125, $141 and $2,065, of
   stock-based compensation, respectively)                                             4,717             6,835            74,861
   General and administrative (includes $169, $169 and $2,099, of
   stock-based compensation, respectively)                                             1,379             1,242            19,738
                                                                               -------------      ------------     -------------

   Total operating expenses                                                            6,096             8,077            94,599
                                                                               -------------      ------------     -------------

   Operating loss                                                                     (5,013)           (6,672)          (79,399)
                                                                               -------------      ------------     -------------

Other income (expense), net:
   Interest income                                                                       280             1,468             7,296
   Interest expense                                                                      (22)              (34)           (1,813)
   Loss on disposal of property and equipment                                             (4)                -              (373)
                                                                               -------------      ------------     -------------

   Other income (expense), net                                                           254             1,434             5,110
                                                                               -------------      ------------     -------------

   Loss before provision for income taxes                                             (4,759)           (5,238)          (74,289)

Provision for income taxes                                                                 -                 -               820
                                                                               -------------      ------------     -------------

Net loss                                                                              (4,759)           (5,238)          (75,109)

Preferred stock dividends                                                                  -                 -              (656)
                                                                               -------------      ------------     -------------

Net loss available to common stockholders                                          $  (4,759)         $ (5,238)        $ (75,765)
                                                                               =============      ============     =============

Net loss per common share-basic and diluted                                        $   (0.18)         $  (0.20)
                                                                               =============      ============

Weighted average common shares outstanding-basic and diluted                          25,775            25,605
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

                          Inspire Pharmaceuticals, Inc.
                         (a development stage company)

                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                                                    Cumulative
                                                                                                                       From
                                                                                                                     Inception
                                                                                                                   (October 28,
                                                                                    Three Months Ended                 1993)
                                                                               -------------------------------
                                                                                 March 31,         March 31,       To March 31,
                                                                                    2002              2001             2002
                                                                               --------------     ------------     -------------
Cash flows from operating activities:
   Net loss                                                                        $   (4,759)       $  (5,238)       $  (75,109)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Stock issued for exclusive licenses                                                    -                -               144
     Stock issued for consulting services                                                   -                -                72
     Depreciation and amortization                                                        185              541             5,967
     Amortization of deferred compensation                                                294              310             4,193
     Loss on disposal of property and equipment                                             4                -               373
     Changes in operating assets and liabilities:
       Other receivables                                                                   76              153               (28)
       Interest receivable                                                                 (5)              48              (107)
       Prepaid expenses                                                                    80               79              (451)
       Other assets                                                                       (16)               -               (39)
       Accounts payable                                                                  (425)            (333)              716
       Accrued expenses                                                                  (803)             (91)              560
       Deferred revenue                                                                 1,917           (1,405)            6,000
                                                                               --------------     ------------     -------------
Net cash used in operating activities                                                  (3,452)          (5,936)          (57,709)
                                                                               --------------     ------------     -------------

Cash flows from investing activities:
   Purchase of investments                                                             (7,223)         (53,906)         (208,180)
   Proceeds from sale of investments                                                   15,500           74,651           188,485
   Proceeds from sale of property and equipment                                             -                -               127
   Purchases of property and equipment                                                   (135)            (378)           (2,586)
                                                                               --------------     ------------     -------------
Net cash provided by (used in) investing activities                                     8,142           20,367           (22,154)
                                                                               --------------     ------------     -------------

Cash flows from financing activities:
   Proceeds from bridge loans                                                               -                -                780
   Proceeds from issuance of notes payable                                                  -                -                408
   Payments on notes payable                                                                -                -               (420)
   Issuance of common stock, net                                                           12               34             70,428
   Issuance of convertible preferred stock, net                                             -                -             45,061
   Payments on capital lease obligations                                                 (101)             (79)            (1,834)
                                                                               --------------     ------------     --------------
Net cash (used in) provided by financing activities                                       (89)             (45)           114,423
                                                                               --------------     ------------     --------------
Increase in cash and cash equivalents                                                   4,601           14,386             34,560
Cash and cash equivalents, beginning of period                                         29,959           35,109                  -
                                                                               --------------     ------------     --------------
Cash and cash equivalents, end of period                                           $   34,560        $  49,495        $    34,560
                                                                               ==============     ============     ==============

         The accompanying notes are an integral part of these condensed financial statements.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------

Organization

     Inspire Pharmaceuticals, Inc. (the "Company") was founded on October 28, 1993 to develop and commercialize novel pharmaceutical products that treat diseases which are characterized by deficiencies in the body's innate defense mechanisms of mucosal hydration and mucociliary clearance, as well as other non-mucosal disorders. The Company's technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill ("UNC") for rights to certain developments from the founder's laboratories.

     The Company is considered a development stage enterprise. Since inception, the Company has devoted substantially all of its efforts towards establishing its business and research and development programs.

Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2002.

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

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

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

Other Assets

     At March 31, 2002, other assets are primarily comprised of long-term investments totaling $5.7 million and $39,000 related to deposits. At December 31, 2001, other assets were comprised of $5.5 million in long-term investments and $25,000 related to deposits and deferred costs. Deferred costs are amortized using the effective interest rate method over the life of the related collaborative research agreement or lease.

Deferred Compensation

     The Company accounts for deferred compensation ("stock based compensation") based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock, the difference between the estimated fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three months ended March 31, 2002 and 2001.

     Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years. The Company recognized $294,000 and $310,000 of stock based compensation expense related to amortization of deferred compensation during the three months ended March 31, 2002 and 2001, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

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

Revenue Recognition

     Revenue is recognized under collaborative research agreements when services are performed or when contractual obligations are met. Non-refundable fees received at the initiation of collaboration agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of the related research and development commitment. Milestone payments under collaboration agreements and research agreements will be recognized as revenues, ratably over the remaining period of the research and development commitment beginning on the date the Company achieves the indicated milestone and such achievement is acknowledged by the collaborative partner, which generally coincides with the receipt of the milestone payment.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

Research and Development

     Research and development costs include all direct costs, including salaries for Company personnel, outside consultants, costs of clinical trials, sponsored research and clinical trials insurance related to the development of drug compounds. These costs have been charged to operating expense as incurred. Costs associated with obtaining and maintaining patents on the Company's drug compounds and license initiation and continuation fees, including milestone payments by the Company to its licensors, are evaluated based on the stage of development of the related drug compound and whether the underlying drug compound has an alternative use. Costs of these types incurred for drug compounds not yet approved by the United States Food and Drug Administration ("FDA") and for which no alternative use exists are recorded as research and development expense. In the event the drug compound has been approved by the FDA or an alternative use exists for the drug compound, patent costs and license costs are capitalized and amortized over the expected life of the related drug compound. License milestone payments to the Company's licensors are recognized when the underlying requirement is met by the Company.

Significant Customers and Credit Risk

     All revenues recognized and recorded in the three months ended March 31, 2002 were from two collaborative partners. All revenues recognized and recorded in the same period in 2001 were from three collaborative partners. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of short-term cash investments. The Company primarily invests in short-term interest-bearing investment-grade securities and certificates of deposits. Cash deposits are all in financial institutions in the United States.

Cash Flows

     The Company made cash payments for interest of $22,000 and $29,000 for the three months ended March 31, 2002 and 2001, respectively. The Company acquired property and equipment amounting to $135,000 in the three months ended March 31, 2002. During the same period in 2001, the Company acquired property and equipment amounting to $378,000, which was later financed through a capital lease obligation in the second quarter of 2001.

Net Income (Loss) Per Common Share

     Basic net income (loss) per common share ("basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("diluted EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock. The calculation of diluted EPS for the three months ended March 31, 2002 and 2001 does not include 1,931,653 and 1,695,262 respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Segment Reporting

     The Company has determined that it did not have any separately reportable operating segments as of March 31, 2002 or 2001.

Other Comprehensive Income (Loss)

     At March 31, 2002, the Company had $46,000 of unrealized loss on investments that is classified as other comprehensive income and is disclosed as a component of stockholders' equity for 2002. The Company had $26,000 of unrealized gain on investments during the same period in 2001.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 ("SFAS 141"), "Business Combinations" and 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. The Company adopted SFAS 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001. Adoption of SFAS 141 and SFAS 142 has not had any impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued FASB Statement 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have any impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued FASB Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are required to be applied to fiscal years beginning after December 15, 2001. The adoption of SFAS 144 has not had any impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

CAUTIONARY STATEMENT
--------------------

     The discussion below contains forward-looking statements regarding our financial condition and results of operations that are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States. The preparation of these financial statements requires Inspire management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Inspire evaluates its estimates on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

     We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. Statements contained in Management's Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward looking statements. Forward looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled "Other Information - Risk Factors" as well as in our Annual Report on Form 10-K for the year ended December 31, 2001. Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

OVERVIEW
--------

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

     We have incurred significant operating losses since our inception and, as of March 31, 2002, we had an accumulated deficit of $75.8 million. We have primarily financed our operations through proceeds received from the sale of equity securities including private sales of preferred stock and the sale of common stock in our initial public offering, as well as revenues received under corporate collaborations. We operate in a single business segment and do not have any foreign operations.

     In June 2001, we entered into a joint license, development and marketing agreement with Allergan, Inc. ("Allergan") to develop and commercialize INS365 Ophthalmic and Allergan's Restasis(R). Under the agreement, we may receive up to $39 million in up-front and milestone payments. We will also receive royalty payments on sales, if any, of INS365 Ophthalmic in the United States and on Allergan's Restasis(R) worldwide, excluding most Asian markets. The agreement also provides for potential co-promotion by Inspire of INS365 Ophthalmic and Restasis(R) and one or more of Allergan's other marketed products in the United States.

     In September 2000, we entered into a License Agreement with Kirin Brewing Co., Ltd. Pharmaceutical Division ("Kirin") for the development and commercialization of INS316 Diagnostic. Under the agreement we granted Kirin an exclusive license to commercialize INS316 Diagnostic in most of Asia. Under the terms of the agreement, we received an upfront payment in cash and may receive milestone payments based on clinical success and regulatory approval. We may also receive royalties on net sales of licensed products.

     In December 1999, we entered into a collaboration with Genentech, Inc. to develop treatments for respiratory disorders, pursuant to which we received in excess of $16 million in equity and cash payments prior to the termination of the agreement in November 2001. Upon termination, Genentech, Inc. returned to us all rights for the use of INS365 Respiratory and our other related P2Y2 agonists at no charge.

     In December 1998, we entered into a Development, License and Supply Agreement with Santen Pharmaceutical Co., Ltd. ("Santen") for the development of INS365 Ophthalmic for the therapeutic treatment of ocular surface diseases. We are obligated to supply Santen with its requirements of INS365 Ophthalmic in bulk drug substance form for all preclinical studies, clinical trials and commercial requirements at agreed-upon prices. Under the agreement, we received an up-front equity investment of $1.5 million for shares of our stock. In addition, if all milestones are met, we could receive additional payments of up to $4.75 million, as well as royalties on net sales of licensed products. We have not received any milestone payments to date under the agreement.

     In September 1998, we entered into a Joint Development, License and Supply Agreement with Kissei Pharmaceutical Co., Ltd. ("Kissei") for the development of INS365 Respiratory for therapeutic lower respiratory applications in Japan. Pursuant to the agreement with Kissei, we received an up-front payment of $4.5 million, which included the purchase of shares of our stock. In addition, if all milestones under the agreement are met, we would receive additional payments of up to $13 million. We will also receive royalties on net sales of licensed products. To date, we have received $2.1 million in milestone payments.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

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

Taxes

     Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record valuation allowances because of uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event the actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2002 and 2001
------------------------------------------

Revenues

     Our revenues were derived from collaborative research and development agreements with strategic partners. Revenues were $1.1 million for the three months ended March 31, 2002, compared to $1.4 million for the same period in 2001, a decrease of 21%. Revenues in each year are primarily derived from collaborative research and development agreements with strategic partners. During the three months ended March 31, 2002, revenues were related to an upfront payment received from Allergan, Inc. in the third quarter of 2001 and the upfront payment received from Kirin Brewery Co., Ltd. in the fourth quarter of 2000. Revenues in the same period in 2001 were related to milestone payments received from Kirin Brewery Co., Ltd., Kissei Pharmaceuticals and Genentech, Inc. Milestone payments from our collaborative partners are recognized over the period of ongoing research and development commitment period under the applicable collaborative research and development agreements with the respective company.

Research and Development Expenses

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

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

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

     Research and development expenses were $4.7 million for the three months ended March 31, 2002, compared to $6.8 million for the same period in 2001, a decrease of 31%. The decrease in research and development expenses was due to our efforts to focus resources on our higher priority programs. On January 29, 2002, we announced that we would refocus our efforts on our higher priority clinical programs in the ophthalmology and respiratory areas. The programs of primary focus were indications for dry eye, lung cancer diagnostics, upper respiratory disorders and cystic fibrosis.

     For the three months ended March 31, 2002, the research and development costs were related to patent activities, research costs, preclinical testing, toxicology studies, clinical supplies, clinical development activities, and personnel costs necessary to perform and/or manage these activities. We expect to incur increases in expenses in future periods as later phases of development typically involve an increase in the scope of studies and the number of patients treated.

     Our research and development expenses from inception through March 31, 2002 were $74.9 million. Of this amount, we have spent the following amounts on external pre-clinical and clinical development of the indicated product candidates: $2.8 million on INS316 Diagnostic; $13.2 million on INS365 Ophthalmic; $5.8 million on INS365 Respiratory; $3.3 million on INS37217 Respiratory for cystic fibrosis; $1.2 million on INS37217 Intranasal and $1.6 million on INS37217 Ophthalmic. The balance of our historic research and development expenses, $47 million, includes internal personnel costs of our discovery and development programs, internal and external general research related to the development of our technology, and internal and external expenses of other drug discovery programs and development programs. We cannot reasonably predict future research and development expenses for these programs; however, historical trends indicate that expenses tend to increase in later phases of development.

General and Administrative Expenses

     General and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. General and administrative expenses were $1.4 million for the three month ended March 31, 2002, compared to $1.2 for the same period in 2001, an increase of 17%. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, facilities and information systems. The increase in general and administrative expenses from year to year resulted primarily from increases in administrative personnel costs, and increases in insurance and additional professional services, including legal, accounting and public relations services, to support our strategic business collaborations and operations as a publicly traded company.

Other Income (Expense), Net

     Other income (expense), net consists of interest income earned on cash deposits and short-term investments, reduced by interest expense on notes payable, capital lease obligations, losses on sales of property and equipment and amortization of debt issuance costs. Other income (expense), net was $254,000 for the period ended March 31, 2002, compared to $1.4 million for the same period in 2001, a decrease of 82%. The decrease was due to lower interest income earned from lower average cash and investment balances partially offset by interest expense related to leased equipment.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Historically, we have financed our operations through the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial public offering.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

     As of March 31, 2002, cash and cash equivalents totaled $34.6 million, an increase of $4.6 million as compared to December 31, 2001. The increase in cash and cash equivalents resulted from the net proceeds of investment grade securities of $8.3 million, the issuance of common stock of $12,000, partially offset by $3.5 million in cash used by operations, purchase of property, plant and equipment of $135,000 and the payment of capital lease obligations of $101,000.

     Cash used by operations of $3.5 million in the three months ended March 31, 2002, represented a net loss of $4.8 million, non-cash expenses of $483,000, a decrease in other receivables of $76,000 and a decrease in prepaid expenses of $80,000, partially offset by, an increase in interest receivable of $5,000, an increase in other assets of $16,000, a decrease in accounts payable of $425,000 and a decrease in accrued expenses of $803,000, and an increase in deferred revenue of $1.9 million.

     Cash provided by investing activities for the three months ended March 31, 2002 consisted of the proceeds of investment grade securities, net of purchases totaling $8.3 million and the purchase of property and equipment totaling $135,000.

     Cash used from financing activities for the three months ended March 31, 2002 was comprised of the issuance of common stock of $12,000 offset by the payment of lease obligations of $101,000.

     We will not generate revenues, other than license and milestone payments, from the sale of our products unless or until we or our licensees receive marketing clearance from the FDA and appropriate governmental agencies in other countries. We cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of our products.

IMPACT OF INFLATION
-------------------

     Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our cost of operation or the profitability of our products when marketed.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
---------------------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued FASB Statements Nos. 141 ("SFAS 141"), "Business Combinations" and 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. The Company adopted SFAS 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001. Adoption of SFAS 141 and SFAS 142 has not had any impact on the Company's financial position or results of operations

     In August 2001, the FASB issued FASB Statement 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have any impact on the Company's financial position or results of operations.

     In October 2001, the FASB issued FASB Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are required to be applied to fiscal years beginning after December 15, 2001. The adoption of SFAS 144 has not had any impact on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
        -----------------------------------------------------------

     Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on its investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at March 31, 2002 or March 31, 2001. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase interest expense.

PART II:  OTHER INFORMATION
---------------------------

Item 2. Changes in Securities and Use of Proceeds
        ------------------------------------------

     (d) On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds after deduction of expenses were approximately $69.3 million. Through March 31, 2002, we have used approximately $29.3 million of the net proceeds of the offering as follows:

          Discovery and research programs .................  $23,070,000
          General and administrative expenses .............    4,770,000
          Purchase of equipment ...........................      820,000
          Payment of Debt .................................      630,000
                                                             -----------
          Total ...........................................  $29,290,000
                                                             ===========

     Except with respect to the compensation of our officers and the reimbursement of director expenses included in discovery and research programs and general and administrative expenses, all of the net proceeds of the offering which have been used to date were payable to parties other than our directors, officers or their associates of such persons, persons owning ten percent or more of any class of our equity securities, or our affiliates. Through March 31, 2002, all of the remaining net proceeds of the offering were being invested in interest bearing investment grade securities and certificates of deposit which are classified as available for sale.

Item 5. Other Information
        ------------------

     Management

     Effective April 12, 2002, Joe Schachle resigned as Vice-President, Sales and Marketing to pursue another opportunity in the pharmaceutical industry. His departure does not represent any strategic change in our marketing or product development plans.

     Intranasal Program

     In March, we announced the completion of our Phase I clinical trial with INS37217 Intranasal, which is being

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

developed as a nasal spray for the potential treatment of upper respiratory disorders involving impaired mucociliary clearance. Results of this trial demonstrated that INS37217 Intranasal was well tolerated across a wide range of doses. In addition, the data showed consistent evidence of pharmacological effect across the study population following single-dose administration, based on a standard measure of mucociliary clearance and transport.

     The trial was a single-center, randomized, double-blind, placebo-controlled, ascending-dose safety and tolerability study conducted in 60 subjects. One-half of the study subjects were normal, healthy volunteers; the other half were subjects having a history of chronic rhinitis.

     We also recently announced the launch of two Phase IIa studies for INS37217 Intranasal solution in a nasal spray formulation. Both studies are double blind, placebo-controlled, dose-ranging studies. One of the studies is being conducted in 60 patients with chronic rhinitis. The other study is being conducted in 90 patients with upper respiratory infection.

     INS37217 Intranasal is a P2Y2 agonist designed to enhance mucosal hydration and mucociliary clearance in upper airway tissues. Originally targeted for the potential treatment of sinusitis, it is now believed to be potentially useful across a wide variety of upper respiratory disorders involving impaired clearance including rhinosinusitis, allergic rhinitis and upper respiratory viral infections.

     Dry Eye Program

     We recently announced the initiation of a new Phase III clinical trial, study 03-108, in our INS365 Ophthalmic program. The study was based on findings from our first Phase III trial, study 03-104, and discussions with the FDA. The FDA has confirmed that results from this new trial may be used to support a New Drug Application for INS365 Ophthalmic for dry eye.

     We had previously announced that while patients in study 03-104, the first of two planned Phase III clinical trials, did show improvement, they did not demonstrate statistically significant improvement over placebo in the study's primary endpoints at the prescribed 12-week time point. The trial was a placebo-controlled, double-masked comparison of the safety and efficacy of INS365 Ophthalmic to placebo, at concentrations of 1% and 2%. The study enrolled 558 patients in 35 sites across the United States. We have conducted a thorough review of the study 03-104 data, methods and materials. Based on these analyses, we launched study 03-108.

     Study 03-108 is designed as a placebo-controlled, double-masked comparison of the safety and efficacy of 2% INS365 Ophthalmic eye drops to placebo in 200 dry eye patients. The study is being conducted in a Controlled Adverse Environment ("CAE"), which controls for temperature, humidity, and other factors. Endpoints for the study are similar to those studied in the Phase II and III trials conducted to date. However, the CAE provides a well-controlled environment and more precise measurement of patients' signs and symptoms of dry eye. The CAE is expected to enable consistent measurement of patient responses to INS365 Ophthalmic compared to placebo. Controlled environments have been in use for many years in the study of other types of ophthalmic disorders including allergic conjunctivitis, and such studies have supported more than a dozen U.S. New Drug Applications. The study is being conducted by ORA Clinical Research and Development of North Andover, Massachusetts.

     Our second Phase III trial in INS365 Ophthalmic, study 03-105, is ongoing. We plan to meet with the FDA during the second quarter of this year to discuss detailed findings from the analyses of study 03-104 and to agree on an analysis plan for study 03-105.

     INS365 Ophthalmic is a P2Y2 agonist that activates receptors on the surface and inner lining of the eyelid to release water, salt, mucin and lipids - the key components of natural tears. INS365 Ophthalmic's novel mechanism of action represents a potential breakthrough in the treatment of dry eye. Dry eye is a painful, burning and irritating condition involving abnormalities and deficiencies in the tear film due to a variety of causes. Approximately 10 million Americans suffer from dry eye, and the incidence increases markedly with age and after menopause in women. There are currently no FDA-approved pharmacologically active treatments for dry eye. Any decision regarding the

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

creation of a sales force or marketing program and the decision whether to exercise our co-promotion option in dry eye will be determined once our Phase III dry eye program is completed and the NDA filing date is clarified with the FDA.

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

IF OUR PRODUCTS FAIL IN CLINICAL STUDIES, WE WILL BE UNABLE TO OBTAIN FDA APPROVAL AND WILL NOT BE ABLE TO SELL THOSE PRODUCTS.

     To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Even if we identify potential products, we will have to conduct significant additional development activities and preclinical and clinical tests, and obtain regulatory approval before our products can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. We have not submitted any products for marketing approval by the U.S. Food and Drug Administration ("FDA") or any other regulatory body.

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

     Generally, we will establish these endpoints in consultation with the regulatory authorities, following design

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

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

     . manufacturers of our products are subject to the FDA's good manufacturing practices regulations and similar

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

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

     We believe that there may be significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. While we are not aware of any patent that we are infringing, nor have we been accused of infringement by any other party, other companies currently have or may acquire patent rights which we might be accused of infringing. If we must defend a patent suit, or if we choose to initiate a suit to have a third party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

initiate litigation to enforce our proprietary rights against others, or we may have to participate in interference proceedings in the United States Patent and Trademark Office ("USTPO") to determine the priority of invention of any of our technologies.

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

     Two of our six current clinical development programs depend on two exclusive licenses and one non-exclusive license from The University of North Carolina at Chapel Hill . Generally, if we fail to meet milestones under the respective UNC licenses, UNC may terminate the applicable license. In addition, it may be necessary in the future for us to obtain additional licenses from UNC or other third parties to develop future commercial opportunities or to avoid infringement of third party patents. We do not know the terms on which such licenses may be available, if at all.

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

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

     We have experienced significant losses since inception. We incurred net losses of $4.8 million for the three months ending March 31, 2002, $23.1 million for the year ended December 31, 2001 and $14.6 million for the year ended December 31, 2000. As of March 31, 2002 our accumulated deficit was approximately $75.8 million. We expect to incur additional significant operating losses over the next several years and expect cumulative losses to increase in the near-term due to expanded research and development efforts, preclinical studies and clinical trials. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

     We have used substantial amounts of cash to fund our research and development activities. In the three months ending March 31, 2002 our operating expenses exceeded $6 million. In the fiscal year ended December 31, 2001 our operating expenses exceeded $30 million. We expect our capital and operating expenditures to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

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

     We anticipate that our operating expenses will exceed $25 million in 2002. We also expect to purchase capital equipment at a cost of approximately $500,000 in 2002. We intend to rely on Allergan, Kissei, Santen, Kirin, future collaborators and the proceeds of our initial public offering for significant funding in support of our development efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings.

                         Inspire Pharmaceuticals, Inc.
                         (a development stage company)

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

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH BIOTECHNOLOGY COMPANIES AND ESTABLISHED PHARMACEUTICAL COMPANIES.

     The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. These competitors include Abbott, Alcon, AstraZeneca, Boehringer Ingelheim, Chiron, Genentech, GlaxoSmithKline, Novartis, and Pfizer. Most of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than we or our collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Our competitors may develop technologies and drugs that are safer, more effective or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. The products of our competitors marketed to treat chronic bronchitis include anti-inflammatory products, such as Azmacort(R), Beclovent(R) and Flovent(R), bronchodilators such as Atrovent(R), Proventil(R) and Serevent(R), and antibiotics such as Biaxin(R) and Zithromax(R). Pulmozyme(R) and TOBI(R) are examples of products used to treat cystic fibrosis. The main current treatments for dry eye disease involve artificial tear replacement drops. The main current treatments for colds, allergic rhinitis and rhinosinusitis include antihistamines, antibiotics, decongestants and anti-inflammatory steroids. Our competitors market anti-inflammatory steroidal agents, such as Flonase(R) and Nasonex(R). In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete. Our competitors may also be more successful in production and marketing.

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

FAILURE TO HIRE AND RETAIN KEY PERSONNEL MAY HINDER OUR PRODUCT DEVELOPMENT PROGRAMS AND OUR BUSINESS EFFORTS.

     We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President, Chief Executive Officer and director; and Gregory J. Mossinghoff, our Senior Vice President, Chief Business Officer and director. If either of these people leaves us, we may have difficulty conducting our operations. We have not entered into agreements with either of the above principal members of our management and scientific staff that bind any of them to a specific period of employment. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

OUR OPERATIONS INVOLVE A RISK OF INJURY FROM HAZARDOUS MATERIALS, WHICH COULD BE VERY EXPENSIVE TO US.

                          Inspire Pharmaceuticals, Inc.
                          (a development stage company)


       Our research and development activities involve the controlled use of hazardous materials and chemicals. We cannot completely eliminate the risk of accidental contamination or injury from these materials. If such an accident were to occur, we could be held liable for any damages that result and any such liability could exceed our resources. In addition, we are subject to laws and regulations governing the use, storage, handling and disposal of these materials and waste products. The costs of compliance with these laws and regulations is substantial.

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

IF THIRD PARTY PAYORS WILL NOT PROVIDE COVERAGE OR REIMBURSE PATIENTS FOR ANY PRODUCTS WE DEVELOP, OUR ABILITY TO DERIVE REVENUES WILL SUFFER.

       Our success will depend in part on the extent to which government and health administration authorities, private health insurers and other third party payors will pay for our products. Reimbursement for newly approved health care products is uncertain. In the United States and elsewhere, third party payors, such as Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the United States, a number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts, including those relating to Medicare payments, may have on our business, the announcement and/or adoption of such proposals or efforts to do so could increase our costs and reduce or eliminate profit margins. Third party insurance coverage may not be available to patients for any products we discover or develop. If government and other third party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced. In various foreign markets, pricing or profitability of medical products is subject to government control.

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

                          Inspire Pharmaceuticals, Inc.
                          (a development stage company)


amended and restated certificate of incorporation allows our board of directors to issue shares of preferred stock. The board can determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As a result, our board of directors could make it difficult for a third party to acquire a majority of our outstanding voting stock.

       Our amended and restated certificate of incorporation provides that the members of the board will be divided into three classes. Each year the terms of approximately one-third of the directors will expire. Our bylaws will not permit our stockholders to call a special meeting of stockholders. Under the bylaws, only our President, Chairman of the Board or a majority of the board of directors are able to call special meetings. The bylaws also require that stockholders give advance notice to our Secretary of any nominations for director or other business to be brought by stockholders at any stockholders' meeting. These provisions may delay or prevent changes of control or management.

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

FUTURE SALES BY OUR CURRENT STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

       Sales of our common stock by our current stockholders in the public market could cause the market price of our stock to fall. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of April 30, 2002, there were 25,804,006 shares of common stock outstanding. Of these outstanding shares of common stock, all of the 6,325,000 shares sold in our initial public offering are freely tradable, without restriction under the Securities Act of 1933, as amended, unless purchased by our "affiliates." The remaining common stock may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144 under the Securities Act. Similarly, all of

                          Inspire Pharmaceuticals, Inc.
                          (a development stage company)

the 3,004,220 shares of our common stock that were registered pursuant to our registration statement on Form S-8 are, or will be, freely tradable in accordance with such registration statement.

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

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 26, 2002).

3.3           Amended and Restated Bylaws (Incorporated by reference to Exhibit
              3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

b) Reports on Form 8-K

       On January 16, 2002, Inspire filed a Current Report on Form 8-K, dated January, 16, 2002, announcing the preliminary results on the first Phase III clinical trial for INS365 Ophthalmic for the treatment of dry eye.

       On January 29, 2002, Inspire filed a Current Report on Form 8-K, dated January 29, announcing the prioritization of its clinical programs and providing an update on its dry eye program.

                          Inspire Pharmaceuticals, Inc.
                          (a development stage company)

                                   SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Inspire Pharmaceuticals, Inc.

Date: May 10, 2002                 By: /s/ Christy L. Shaffer
------------------                    ---------------------------------
                                       Christy L. Shaffer
                                       President, Chief Executive Officer
                                       (principal executive officer)and Director

Date: May 10, 2002                 By: /s/ Gregory J. Mossinghoff
------------------                    ---------------------------------
                                       Gregory J. Mossinghoff
                                       Senior Vice President,
                                       Chief Business Officer,
                                       Secretary, Treasurer (principal
                                       financial officer and principal
                                       accounting officer) and Director