Form 10-Q
period 2002-06-30
INSPIRE PHARMACEUTICALS INC
filed 2002-08-13
CIK 1040416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
        [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934.

For the transition period from                          to

Commission File Number: 000-31135

INSPIRE PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3209022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4222 Emperor Boulevard, Suite 470 Durham, North Carolina	27703-8466
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (919) 941-9777

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒         NO ☐

Indicate the number of shares outstanding of common stock, as of the latest practical date: 25,848,215 as of July 15, 2002.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Balance Sheets
(in thousands except share amounts)

	(Unaudited)
	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$31,802	$29,959
Short-term investments	12,445	22,395
Other receivables	2	104
Interest receivable	71	102
Prepaid expenses	306	531

Total current assets	44,626	53,091

Property and equipment, net	1,257	1,471
Other assets	3,738	5,525

Total assets	$49,621	$60,087

Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,094	$1,141
Accrued expenses	685	1,367
Capital leases, current portion	346	376
Deferred revenue	4,650	4,083

Total current liabilities	6,775	6,967
Capital leases, excluding current portion	352	525

Total liabilities	7,127	7,492

Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 25,848,215 and 25,751,468 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	26	26
Additional paid-in capital	125,066	125,099
Other comprehensive income	10	1
Deferred compensation	(894)	(1,525)
Deficit accumulated during the development stage	(81,714)	(71,006)

Total stockholders’ equity	42,494	52,595

Total liabilities and stockholders’ equity	$49,621	$60,087

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Condensed Statements of Operations
(in thousands except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative From Inception (October 28, 1993) to June 30, 2002
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
Collaborative research agreements	$1,350	$1,404	$2,433	$2,809	$16,550

Operating expenses:
Research and development (includes $115, $128, $240, $269 and $2,180, of stock-based compensation, respectively)	6,219	6,798	10,936	13,633	81,080
General and administrative (includes $168, $169, $337, $338 and $2,267, of stock-based compensation, respectively)	1,303	1,532	2,682	2,773	21,041

Total operating expenses	7,522	8,330	13,618	16,406	102,121

Operating loss	(6,172)	(6,926)	(11,185)	(13,597)	(85,571)

Other income (expense), net:
Interest income	246	1,065	526	2,533	7,542
Interest expense	(21)	(47)	(43)	(81)	(1,834)
Loss on disposal of property and equipment	(2)	—	(6)	—	(375)

Other income (expense), net	223	1,018	477	2,452	5,333

Loss before provision for income taxes	(5,949)	(5,908)	(10,708)	(11,145)	(80,238)

Provision for income tax	—	—	—	—	820

Net loss	(5,949)	(5,908)	(10,708)	(11,145)	(81,058)

Preferred stock dividends	—	—	—	—	(656)

Net loss available to common stockholders	$(5,949)	$(5,908)	$(10,708)	$(11,145)	$(81,714)

Net loss per common share-basic and diluted	$(0.24)	$(0.23)	$(0.42)	$(0.43)

Weighted average common shares outstanding—basic and diluted	25,809	25,723	25,792	25,665

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended		Cumulative From Inception (October 28, 1993) to June 30, 2002
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$(10,708)	$(11,145)	$(81,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for exclusive licenses	—	—	144
Stock issued for consulting services	—	—	72
Depreciation and amortization	372	1,095	6,154
Amortization of deferred compensation	577	607	4,447
Loss on disposal of property and equipment	6	—	375
Changes in operating assets and liabilities:
Other receivables	102	165	(2)
Interest receivable	31	138	(71)
Prepaid expenses	225	(7)	(306)
Other assets	(15)	5	(38)
Accounts payable	(47)	635	1,094
Accrued expenses	(683)	(286)	680
Deferred revenue	567	2,191	4,650

Net cash used in operating activities	(9,573)	(6,602)	(63,859)

Cash flows from investing activities:
Purchase of investments	(10,241)	(73,128)	(211,169)
Proceeds from sale of investments	22,000	98,701	194,985
Proceeds from sale of property and equipment	—	—	127
Purchases of property and equipment	(162)	(86)	(2,613)

Net cash provided by (used in) investing activities	11,597	25,487	(18,670)

Cash flows from financing activities:
Proceeds from bridge loans	—	—	780
Proceeds from issuance of notes payable	—	—	408
Payments on notes payable	—	—	(420)
Issuance of common stock, net	22	55	70,438
Issuance of convertible preferred stock, net	—	—	45,061
Payments on capital lease obligations	(203)	(145)	(1,936)

Net cash (used in) provided by financing activities	(181)	(90)	114,331

Increase in cash and cash equivalents	1,843	18,795	31,802
Cash and cash equivalents, beginning of period	29,959	35,109	—

Cash and cash equivalents, end of period	$31,802	$53,904	$31,802

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Organization

Inspire Pharmaceuticals, Inc. (the “Company”) was founded on October 28, 1993 to discover, develop and commercialize novel pharmaceutical products that treat diseases which are characterized by deficiencies in the body’s innate defense mechanisms of mucosal hydration and mucociliary clearance, as well as other non-mucosal disorders. The Company’s technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill (“UNC”) for rights to certain developments from the founder’s laboratories.

The Company is considered a development stage enterprise. Since inception, the Company has devoted substantially all of its efforts towards establishing its business and research and development programs.

Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2002.

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

Investments

Investments consist primarily of U.S. government agency obligations and other fixed or variable income investments. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. Investments are considered to be available for sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

Other Assets

At June 30, 2002, other assets are primarily comprised of long-term investments totaling $3.7 million and $38,000 related to deposits. At December 31, 2001, other assets were comprised of $5.5 million in long-term investments and $25,000 related to deposits and deferred costs. Deferred costs are amortized using the effective interest rate method over the life of the related collaborative research agreement or lease.

Deferred Compensation

The Company accounts for deferred compensation (“stock based compensation”) based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference between the estimated fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three months ended June 30, 2002 and 2001.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years. The Company recognized $283,000 and $297,000 of stock based compensation expense related to amortization of deferred compensation during the three months ended June 30, 2002 and 2001, respectively. The Company recognized $577,000 and $607,000 during the six months ended June 2002 and 2001, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Research and Development

Research and development costs include all direct costs, including salaries for research and development personnel, outside consultants, costs of clinical trials, sponsored research and clinical trials insurance related to the development of drug compounds. These costs have been charged to operating expense as incurred. Costs associated with obtaining and maintaining patents on the Company’s drug compounds and license initiation and continuation fees, including milestone payments by the Company to its licensors, are evaluated based on the stage of development of the related drug compound and whether the underlying drug compound has an alternative use. Costs of these types incurred for drug compounds not yet approved by the United States Food and Drug Administration (“FDA”) and for which no alternative use exists are recorded as research and development expense. In the event the drug compound has been approved by the FDA or an alternative use exists for the drug compound, patent costs and license costs are capitalized and amortized over the expected life of the related drug compound. License milestone payments to the Company’s licensors are recognized when the underlying requirement is met by the Company.

Significant Customers and Credit Risk

All revenues recognized and recorded in the three months ended June 30, 2002 were from two collaborative partners. All revenues recognized and recorded in the same period in 2001 were from three collaborative partners. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of short-term cash investments. The Company primarily invests in short-term interest-bearing investment-grade securities and certificates of deposits. Cash deposits are all in financial institutions in the United States.

Cash Flows

The Company made cash payments for interest of $21,000 and $41,000 for the three months ended June 30, 2002 and 2001, respectively. The Company made cash payments for interest of $43,000 and $70,000 for the six months ended June 30, 2002 and 2001, respectively. The Company acquired property and equipment amounting to $27,000 in the three months and $162,000 in the six months ended June 30, 2002. During the same periods in 2001, the Company acquired property and equipment amounting to $109,000 and $487,000 respectively, of which $401,000 was financed through a capital lease obligation in the second quarter of 2001.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“diluted EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock. The calculation of diluted EPS for the three months ended June 30, 2002 and 2001 does not include 1,369,596 and 1,709,903, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Segment Reporting

The Company has determined that it did not have any separately reportable operating segments as of June 30, 2002 or 2001.

Other Comprehensive Income (Loss)

At June 30, 2002, the Company had $10,000 of unrealized gain on investments that is classified as other comprehensive income and is disclosed as a component of stockholders’ equity. The Company had $1,000 of unrealized gain on investments at December 31, 2001.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 (“SFAS 141”), “Business Combinations” and 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. The Company adopted SFAS 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001. Adoption of SFAS 141 and SFAS 142 has not had any impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued FASB Statement 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had any impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued FASB Statement No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS 144 are required to be applied to fiscal years beginning after December 15, 2001. The adoption of SFAS 144 has not had any impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued FASB Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of this Statement, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are required to be applied to fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have any impact on the Company’s financial position or results of operations.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding Inspire Pharmaceutical’s (the “Company,” “we” or “our”) financial condition and results of operations that are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward looking statements. Forward looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Other Information—Risk Factors” as well as in our Annual Report on Form 10-K for the year ended December 31, 2001. Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

We were incorporated in October 1993 and commenced operations in March 1995 following our first substantial financing. Since that time, we have been engaged in the discovery and development of novel pharmaceutical products that treat diseases which are characterized by deficiencies in the body’s innate defense mechanisms of mucosal hydration and mucociliary clearance as well as other diseases. Our technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill for rights to certain developments from the founders’ laboratories.

To date, we have not derived any commercial revenues from product sales and we do not expect to receive sales revenues for at least the next several years. We have devoted substantially all of our efforts to discovery and clinical development of our product candidates as well as establishing strategic partnerships for the development and potential marketing of our products when approved. Currently, we have six product candidates in clinical development.

We have initiated our third Phase III trial for INS365 Ophthalmic for the treatment of dry eye disease. We launched two Phase II trials for INS37217 Intranasal for the treatment of upper respiratory disorders in May of 2002. INS316 Diagnostic is in a Phase III clinical trial. The clinical trials of INS365 Respiratory for the treatment of chronic bronchitis are currently on hold. INS37217 Ophthalmic for the treatment of retinal disease is currently in Phase I/II. Our Phase I/II trial for INS37217 Respiratory for the treatment of cystic fibrosis is nearing completion; we expect to launch a Phase IIb trial in the second half of 2002.

We have incurred significant operating losses since our inception and, as of June 30, 2002, we had an accumulated deficit of $81.7 million. We have primarily financed our operations through proceeds received from the sale of equity securities including private sales of preferred stock and the sale of common stock in our initial public offering, as well as revenues received under corporate collaborations. We operate in a single business segment and do not have any foreign operations.

In June 2001, we entered into a joint license, development and marketing agreement with Allergan, Inc. (“Allergan”) to develop and commercialize INS365 Ophthalmic and Allergan’s Restasis(R). Under the agreement, we may receive up to $39 million in up-front and milestone payments. We will also receive royalty payments on sales, if any, of INS365 Ophthalmic in the United States and on Allergan’s Restasis(R) worldwide, excluding most Asian markets. The agreement also provides for potential co-promotion by Inspire of INS365 Ophthalmic and Restasis(R) and one or more of Allergan’s other marketed products in the United States.

In September 2000, we entered into a License Agreement with Kirin Brewing Co., Ltd. Pharmaceutical Division (“Kirin”) for the development and commercialization of INS316 Diagnostic. Under the agreement we granted Kirin an exclusive license to commercialize INS316 Diagnostic in most of Asia. Under the terms of the agreement, we received an upfront payment in cash and may receive milestone payments based on clinical success and regulatory approval. We may also receive royalties on net sales of licensed products.

In December 1999, we entered into a collaboration with Genentech, Inc. (“Genentech”) to develop treatments for respiratory disorders, pursuant to which we received in excess of $16 million in equity and cash payments prior to the termination of the agreement in November 2001. Upon termination, Genentech returned to us all rights for the use of

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

INS365 Respiratory and our other related P2Y2 agonists at no charge.

In December 1998, we entered into a Development, License and Supply Agreement with Santen Pharmaceutical Co., Ltd. (“Santen”) for the development of INS365 Ophthalmic for the therapeutic treatment of ocular surface diseases. We are obligated to supply Santen with its requirements of INS365 Ophthalmic in bulk drug substance form for all preclinical studies, clinical trials and commercial requirements at agreed-upon prices. Under the agreement, we received an up-front equity investment of $1.5 million for shares of our stock. In addition, if all milestones are met, we could receive additional payments of up to $4.75 million, as well as royalties on net sales of licensed products. We have not received any milestone payments to date under the agreement.

In September 1998, we entered into a Joint Development, License and Supply Agreement with Kissei Pharmaceutical Co., Ltd. (“Kissei”) for the development of INS365 Respiratory for therapeutic lower respiratory applications in Japan. Pursuant to the agreement with Kissei, we received an up-front payment of $4.5 million, which included the purchase of shares of our stock. In addition, if all milestones under the agreement are met, we would receive additional payments of up to $13 million. We will also receive royalties on net sales of licensed products. To date, we have received $2.1 million in milestone payments.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

Revenues

Our revenues are derived from collaborative research and development agreements with strategic partners. Revenues were $1.4 million for both of the three month periods ended June 30, 2002 and 2001. During the three month period ended June 30, 2002, revenues relate to an upfront payment received from Allergan in the third quarter of 2001, a milestone payment received from Allergan in the second quarter of 2002 and an upfront payment received from Kirin in the fourth quarter of 2000. Revenues in the same period in 2001 relate to milestone payments received from Kirin, Kissei and Genentech. Milestone payments from our collaborative partners are recognized over the period of ongoing research and development commitment period under the applicable collaborative research and development agreements with the respective company.

Research and Development Expenses

Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research and clinical trial insurance, and other fees and costs related to the development of product candidates. Costs associated with obtaining and maintaining patents on our drug compounds, and license initiation and continuation fees, are evaluated based on the stage of development of the related drug compound and whether the underlying compound has an alternative use. Costs of these types incurred for drug compounds not yet approved by the FDA and for which no alternative use exists are recorded as research and development expense. In the event the drug compound has been approved by the FDA or an alternative use exists for the drug compound, patent costs and license costs are capitalized and amortized over the expected life of the related drug compound. Milestone payments are recognized when the underlying requirement is met by us.

Research and development expenses were $6.2 million for the three month period ended June 30, 2002, compared to $6.8 million for the same period in 2001, a decrease of 9%. The decrease in research and development expense was due to our efforts to focus resources on our higher priority clinical programs in the ophthalmology and respiratory areas. The programs of primary focus are indications for dry eye, lung cancer diagnostics, upper respiratory disorders and cystic fibrosis. We expect to incur increases in expenses in future periods as later phases of development typically involve an increase in the scope of studies and the number of patients treated.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, facilities costs, business development costs, professional expenses, and general corporate expenses, such as legal, accounting, finance, human resources and information systems. General and administrative expenses were $1.3 million for the three month period ended June 30, 2002, compared to $1.5 million for the same period in 2001, a decrease of 13%. The decrease in general and administrative expenses resulted primarily from decreases in personnel costs and decreases in additional professional services, including legal and public relations services.

Other Income (Expense), Net

Other income, net consists of interest income earned on cash deposits and investments, reduced by interest expense on notes payable, capital lease obligations and losses on sales of property and equipment. Other income, net was $223,000 for the three month period ended June 30, 2002, compared to $1.0 million for the same period in 2001, a decrease of 78%. The decrease was due to lower interest income which resulted from lower interest rates on lower average cash and investment balances.

Net Loss

Net loss consists of revenues less operating expenses plus other income. Net loss was $5.9 million for each of the three month periods ended June 30, 2002 and 2001. We have incurred net losses since our inception and will continue to incur losses in the future.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Six Months Ended June 30, 2002 and 2001

Revenues

Revenues were $2.4 million for the six month period ended June 30, 2002, compared to $2.8 million for the same period in 2001, a decrease of 14%. During the six month period ended June 30, 2002, revenues relate to an upfront payment received from Allergan in the third quarter of 2001, a milestone payment received from Allergan in the second quarter of 2002 and an upfront payment received from Kirin in the fourth quarter of 2000. Revenues for the same period in 2001 relate to milestone payments received from Kirin, Kissei and Genentech. Milestone payments from our collaborative partners are recognized over the period of ongoing research and development commitment period under the applicable collaborative research and development agreements.

Research and Development Expenses

Research and development expenses were $10.9 million for the six month period ended June 30, 2002, compared to $13.6 million for the same period in 2001, a decrease of 20%. The decrease in research and development expense was due to our efforts to focus resources on our higher priority clinical programs in the ophthalmology and respiratory areas. The programs of primary focus were indications for dry eye, lung cancer diagnostics, upper respiratory disorders and cystic fibrosis. We expect to incur increases in expenses in future periods as later phases of development typically involve an increase in the scope of studies and the number of patients treated.

Our research and development expenses from inception through June 30, 2002 were $81.1 million. Of this amount, we have spent the following amounts on external pre-clinical and clinical development of the indicated product candidates: $3.3 million on INS316 Diagnostic; $15.2 million on INS365 Ophthalmic; $6.0 million on INS365 Respiratory; $4.0 million on INS37217 Respiratory; $2.0 million on INS37217 Intranasal and $1.8 million on INS37217 Ophthalmic. The balance of our historic research and development expenses, $48.8 million, includes internal personnel costs of our discovery and development programs, internal and external general research related to the discovery and development of our technology, and internal and external expenses of other drug discovery and development programs. We cannot reasonably predict future research and development expenses for these programs; however, historical trends indicate that expenses tend to increase in later phases of development.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the six month period ended June 30, 2002, compared to $2.8 million for the same period in 2001, a decrease of 4%. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, facilities and information systems. The decrease in general and administrative expenses from year to year resulted primarily from decreases in personnel costs and decreases in additional professional services.

Other Income (Expense), Net

Other income, net consists of interest income earned on cash deposits and investments, reduced by interest expense on notes payable, capital lease obligations, losses on sales of property and equipment and amortization of debt issuance costs. Other income, net was $477,000 for the six month period ended June 30, 2002, compared to $2.5 million for the same period in 2001, a decrease of 81%. The decrease was due to lower interest income which resulted from lower interest rates on lower average cash and investment balances.

Net Loss

Net loss consists of revenues less operating expenses plus other income. Net loss was $10.7 million for the six month period ended June 30, 2002 compared to $11.1 million for the same period in 2001, a decrease of 4%. The decrease in net loss was due to a decrease in research and development expenses, partially offset by decreases in revenue recognized under our collaborative research agreements and interest income.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations through the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial public offering.

As of June 30, 2002, cash and cash equivalents totaled $31.8 million, an increase of $1.8 million as compared to December 31, 2001. The increase in cash and cash equivalents resulted from the net proceeds of investment grade securities of $11.8 million, the issuance of common stock of $22,000, partially offset by $9.6 million in cash used in operations, purchase of property, plant and equipment of $162,000 and the payment of capital lease obligations of $203,000.

Cash used in operations during the six month period ended June 30, 2002, totaling $9.6 million, consists of a net loss of $10.7 million, non-cash expenses of $955,000, a decrease in other receivables of $102,000, a decrease in interest receivable of $31,000, a decrease in prepaid expenses of $225,000 and an increase in deferred revenue of $567,000, partially offset by an increase in other assets of $15,000, a decrease in accounts payable of $47,000 and a decrease in accrued expenses of $683,000.

Cash provided by investing activities during the six month period ended June 30, 2002, totaling $11.6 million, consisted of the proceeds of investment grade securities, net of purchases totaling $11.8 million and the purchase of property and equipment totaling $162,000.

Cash used in financing activities during the three month period ended June 30, 2002, totaling $181,000, was comprised of the issuance of common stock of $22,000 offset by the payment of lease obligations of $203,000.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 (“SFAS 141”), “Business Combinations” and 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 eliminates pooling-of-interests accounting prospectively and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. The Company adopted SFAS 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001. Adoption of SFAS 141 and SFAS 142 has not had any impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued FASB Statement 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” The objectives of SFAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS 143 is effective for fiscal years

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have any impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued FASB Statement No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS 144 are required to be applied to fiscal years beginning after December 15, 2001. The adoption of SFAS 144 has not had any impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued FASB Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of this Statement, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are required to be applied to fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have any impact on the Company’s financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at June 30, 2002 or June 30, 2001. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase interest expense.

PART II:    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(d) On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds after deduction of expenses were approximately $69.3 million. Through June 30, 2002, we have used approximately $36.0 million of the net proceeds of the offering as follows:

(000s)
Discovery and research programs	$28,506
General and administrative expenses	5,916
Purchase of equipment	847
Payment of debt	732

Total	$36,001

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Except with respect to the compensation of our officers and the reimbursement of director expenses included in discovery and research programs and general and administrative expenses, all of the net proceeds of the offering which have been used to date were payable to parties other than our directors, officers or their associates of such persons, persons owning ten percent or more of any class of our equity securities, or our affiliates. Through June 30, 2002, all of the remaining net proceeds of the offering were being invested in interest bearing investment grade securities and certificates of deposit which are classified as available for sale.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 4, 2002, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1.    Election of two Directors (there were no abstentions or broker non-votes in connection with the election of directors).

	For:	Withheld:
Jesse I. Treu, Ph.D.	17,053,310	182,447
Kip Frey	17,020,868	214,889

2.    Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002.

For:	Against:	Abstain:
17,185,693	45,697	4,367

3.    Ratification of the amendments to the Amended and Restated 1995 Stock Plan, to increase the number of shares of common stock reserved for issuance pursuant to stock awards under the plan from 3,428,571 to 6,428,571.

For:	Against:	Abstain:	Not Voted:
7,232,542	2,697,775	375,201	6,930,239

Item 5.    Other Information

Management

Effective June 4, 2002, W. Leigh Thompson, M.D., Ph.D., D.Sc. was appointed Chairman of the Board of Directors, replacing Terrance G. McGuire, whose term on the Board and as Chairman had expired. Kip Frey was also elected to the Board of Directors. In addition, Gregory J. Mossinghoff was promoted from Senior Vice President and Chief Business Officer to the position of President. He will continue to report to Christy L. Shaffer, Ph.D., our Chief Executive Officer.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

and any other documents filed by us with the Securities and Exchange Commission.

IF OUR PRODUCTS FAIL IN CLINICAL STUDIES, WE WILL BE UNABLE TO OBTAIN FDA APPROVAL AND WILL NOT BE ABLE TO SELL THOSE PRODUCTS.

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. Even if we identify potential products, we will have to conduct significant additional development activities and preclinical and clinical tests, and obtain regulatory approval before our products can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. We have not submitted any products for marketing approval by the U.S. Food and Drug Administration (“FDA”) or any other regulatory body.

Generally, all of our product candidates are in research or preclinical development, with only six, INS365 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS365 Respiratory, INS37217 Intranasal, and INS37217 Ophthalmic currently in clinical trials. The results of preclinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our ongoing clinical studies might be delayed or halted for various reasons, including:

•	the drug is not effective, or physicians think that the drug is not effective;

•	the drug effect is not statistically significant compared to placebo;

•	patients experience severe side effects during treatment;

•	patients die during the clinical study because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

•	patients do not enroll in the studies at the rate we expect;

•	drug supplies are not sufficient to treat the patients in the studies; or

•	we decide to modify the drug during testing.

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

INSPIRE PHARMACEUTICALS, INC.
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

IF PHYSICIANS AND PATIENTS DO NOT ACCEPT OUR PRODUCT CANDIDATES, THEY MAY NOT BE COMMERCIALLY SUCCESSFUL.

Even if regulatory authorities approve our product candidates, those products may not be commercially successful. Acceptance of and demand for our products will depend largely on the following:

•	acceptance by physicians and patients of our products as safe and effective therapies;

•	reimbursement of drug and treatment costs by third-party payors;

•	safety, effectiveness and pricing of alternative products; and

•	prevalence and severity of side effects associated with our products.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

We have no experience or capabilities in large scale commercial manufacturing of any of our product candidates or any experience or capabilities in the manufacturing of pharmaceutical products generally. We do not generally expect to engage directly in the manufacturing of products, but instead intend to contract with others for these services. We have relied upon supply agreements with third parties for the manufacture and supply or our product candidates for purposes of preclinical testing and clinical trials. Although we have previously received preclinical and clinical supplies of our product candidates from several suppliers, we presently depend upon Yamasa Corporation as the sole manufacturer of our supply of product candidates. If we are unable to retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize products as planned. Our manufacturing strategy presents the following risks:

•	the manufacturing processes for most of our product candidates have not been tested in quantities needed for commercial sales;

•	delays in scale-up to commercial quantities and any change to a manufacturer other than Yamasa Corporation could delay clinical studies, regulatory submissions and commercialization of our products;

•
manufacturers of our products are subject to the FDA’s good manufacturing practices regulations and similar foreign standards, and we do not have control over compliance with these regulations by third-party manufacturers;

•
if we need to change to manufacturers other than Yamasa Corporation, FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturers would have to be educated in the processes necessary for the production of our product candidates;

•	without satisfactory long-term agreements with manufacturers, we will not be able to develop or commercialize our product candidates as planned or at all; and

•
we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates.

IF WE ARE UNABLE TO SUPPLY KISSEI AND SANTEN WITH SUFFICIENT QUANTITIES OF MATERIALS WE MAY BREACH OUR AGREEMENTS WITH SUCH PARTIES.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

We believe that there may be significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. While we are not aware of any patent that we are infringing, nor have we been accused of infringement by any other party, other companies currently have or may acquire patent rights which we might be accused of infringing. If we must defend a patent suit, or if we choose to initiate a suit to have a third party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others, or we may have to participate in interference proceedings in the United States Patent and Trademark Office (“USTPO”) to determine the priority of invention of any of our technologies.

In general, the development of patent rights in pharmaceutical, biopharmaceutical and biotechnology products to a degree sufficient to support commercial efforts in these areas is typically uncertain and involves complex legal and factual questions. For instance, while the USPTO has recently issued guidelines addressing the requirements for demonstrating utility for biotechnology inventions, USPTO examiners may not follow these guidelines in examining patent applications. Such applications may have to be appealed to the USPTO’s Appeals Board for a final determination of patentability.

IF WE FAIL TO REACH MILESTONE OR OTHER OBLIGATIONS, THE UNIVERSITY OF NORTH CAROLINA AT CHAPEL HILL AND OTHER LICENSORS MAY TERMINATE OUR AGREEMENTS

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

We have experienced significant losses since inception. We incurred net losses of $10.7 million for the six months ended June 30, 2002, $23.1 million for the year ended December 31, 2001 and $14.6 million for the year ended December 31, 2000. As of June 30, 2002 our accumulated deficit was approximately $81.7 million. We expect to incur additional significant operating losses over the next several years and expect cumulative losses to increase in the near-term due to expanded research and development efforts, preclinical studies and clinical trials. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

•	timing of regulatory approvals and commercial sales of our product candidates;
•	the level of patient demand for our products;
•	timing of payments to and from licensors and corporate partners; and

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

•	timing of investments in new technologies.

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

We have used substantial amounts of cash to fund our research and development activities. In the six months ended June 30, 2002 our operating expenses exceeded $13 million. In the fiscal year ended December 31, 2001 our operating expenses exceeded $30 million. We expect our capital and operating expenditures to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

•	the progress of our research programs;
•	the number and breadth of these programs;
•	our ability to attract collaborators for our products;
•	achievement of milestones under our existing collaborations with Allergan, Kissei, Santen and Kirin;
•	our ability to establish and maintain additional collaborations;
•	progress by our collaborators: Allergan, Kissei, Santen and Kirin;
•	the level of activities relating to commercialization rights we retain in our collaborations;
•	competing technological and market developments;
•	the costs involved in enforcing patent claims and other intellectual property rights; and
•	the costs and timing of regulatory approvals.

We anticipate that our operating expenses will exceed $20 million in 2002. We also expect to purchase capital equipment at a cost of approximately $500,000 in 2002. We intend to rely on Allergan, Kissei, Santen, Kirin, future collaborators and the proceeds of our initial public offering for significant funding in support of our development efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

In addition, some of our competitors have greater experience than we do in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market products. Drugs resulting from our research and development efforts, or from our joint efforts with our collaborative partners may not compete successfully with competitors’ existing products or products under development.

FAILURE TO HIRE AND RETAIN KEY PERSONNEL MAY HINDER OUR PRODUCT DEVELOPMENT PROGRAMS AND OUR BUSINESS EFFORTS.

We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our Chief Executive Officer and director; and Gregory J. Mossinghoff, our President and director. If either of these people leaves us, we may have difficulty conducting our operations. We have not entered into agreements with either of the above principal members of our management and scientific staff that bind any of them to a specific period of employment. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

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

Our directors, executive officers and current 5% stockholders and their affiliates beneficially own over 41% of the common stock as of July 15, 2002. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as our merger with or into another company, a sale of substantially all of our assets and amendments to our amended and restated certificate of incorporation. The decisions of these stockholders may conflict with our interests or those of our other stockholders.

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

Our amended and restated certificate of incorporation provides that the members of the board will be divided into three classes. Each year the terms of approximately one-third of the directors will expire. Our bylaws will not permit our stockholders to call a special meeting of stockholders. Under the bylaws, only our President, Chairman of the Board or a majority of the board of directors are able to call special meetings. The bylaws also require that stockholders give advance notice to our Secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting. These provisions may delay or prevent changes of control or management.

Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Law. Under this law, if anyone becomes an “interested stockholder,” we may not enter a “business combination” with that person for three years without special approval.

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

•
announcements made by us concerning results of our clinical trials with INS365 Ophthalmic, INS37217 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS365 Respiratory, INS37217 Intranasal and any other product candidates;

•	changes in government regulations;
•	regulatory actions as a result of their therapeutic approach;
•	changes in concerns of our collaborators, in particular our collaborations with Allergan, Kissei, Santen and Kirin;
•	developments concerning proprietary rights including patents by us or our competitors;
•	variations in our operating results; and
•	litigation.

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

FUTURE SALES BY OUR CURRENT STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Sales of our common stock by our current stockholders in the public market could cause the market price of our stock to fall. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of July 15, 2002, there were 25,848,215 shares of common stock outstanding. Of these outstanding shares of common stock, all of the 6,325,000 shares sold in our initial public offering are freely tradable, without restriction under the Securities Act of 1933, as amended, unless purchased by our “affiliates.” The remaining common stock may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144 under the Securities Act. Similarly, all of the 3,004,220 shares of our common stock that were registered pursuant to our registration statement on Form S-8 are, or will be, freely tradable in accordance with such registration statement.

We may issue additional shares:

•	to employees, directors and consultants;
•	in connection with corporate alliances;
•	in connection with acquisitions; and
•	to raise capital.

As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Item 6.    Exhibits and Reports on Form 8-K

a)    Exhibits:

Exhibit No.	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Amended and Restated Bylaws.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the President, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)    Reports on Form 8-K

On June 18, 2002, Inspire filed a Current Report on Form 8-K, dated June 18, 2002, announcing the results of the second
Phase III trial of INS365 Ophthalmic for the treatment of dry eye.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIRE PHARMACEUTICALS, INC.

Date: August 12, 2002	By:	/S/ CHRISTY L. SHAFFER
Christy L. Shaffer Chief Executive Officer (principal executive officer) and Director

Date: August 12, 2002	By:	/S/ GREGORY J. MOSSINGHOFF
Gregory J. Mossinghoff President, Secretary, Treasurer (principal financial officer and principal accounting officer) and Director

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Amended and Restated Bylaws.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the President, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On June 18, 2002, Inspire filed a Current Report on Form 8-K, dated June 18, 2002, announcing the results of the second
Phase III trial of INS365 Ophthalmic for the treatment of dry eye.