Form 10-Q
period 2002-09-30
INSPIRE PHARMACEUTICALS INC
filed 2002-11-14
CIK 1040416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to

Commission File Number: 000-31135

INSPIRE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3209022 (I.R.S. Employer Identification No.)

4222 Emperor Boulevard, Suite 470 Durham, North Carolina (Address of Principal Executive Offices)	27703-8466 (Zip Code)

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

YES  ☒  NO  ☐

Indicate the number of shares outstanding of common stock, as of the latest practical date: 25,849,646 as of October 31, 2002.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

PART I:    FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets
(in thousands except share amounts)

	(Unaudited)
	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$31,597	$29,959
Short-term investments	8,993	22,395
Other receivables	5	104
Interest receivable	58	102
Prepaid expenses	830	531

Total current assets	41,483	53,091

Property and equipment, net	1,129	1,471
Other assets	538	5,525

Total assets	$43,150	$60,087

Liabilities & stockholders’ equity
Current liabilities:
Accounts payable	$1,102	$1,141
Accrued expenses	869	1,367
Capital leases, current portion	320	376
Deferred revenue, current portion	3,300	4,083

Total current liabilities	5,591	6,967
Capital leases, excluding current portion	279	525

Total liabilities	5,870	7,492

Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 25,849,646 and 25,751,468 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	26	26
Additional paid-in capital	125,068	125,099
Other comprehensive income (loss)	5	1
Deferred compensation	(639)	(1,525)
Deficit accumulated during the development stage	(87,180)	(71,006)

Total stockholders’ equity	37,280	52,595

Total liabilities and stockholders’ equity	$43,150	$60,087

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Condensed Statements of Operations
(in thousands except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative From Inception (October 28, 1993) to September 30, 2002
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
Collaborative research agreements	$1,350	$2,238	$3,783	$5,047	$17,900

Operating expenses:
Research and development (includes $105, $124, $345, $394 and $2,285, of stock-based compensation, respectively)	5,873	6,557	16,809	20,190	86,953
General and administrative (includes $150, $169, $487, $508 and $2,417, of stock-based compensation, respectively)	1,131	1,320	3,813	4,093	22,172

Total operating expenses	7,004	7,877	20,622	24,283	109,125

Operating loss	(5,654)	(5,639)	(16,839)	(19,236)	(91,225)

Other income (expense), net:
Interest income	205	772	731	3,305	7,747
Interest expense	(17)	(49)	(60)	(130)	(1,851)
Loss on disposal of property and equipment	—	—	(6)	—	(375)

Other income (expense), net	188	723	665	3,175	5,521

Loss before provision for income taxes	(5,466)	(4,916)	(16,174)	(16,061)	(85,704)

Provision for income tax	—	—	—	—	820

Net loss	(5,466)	(4,916)	(16,174)	(16,061)	(86,524)

Preferred stock dividends	—	—	—	—	(656)

Net loss available to common stockholders	$(5,466)	$(4,916)	$(16,174)	$(16,061)	$(87,180)

Net loss per common share-basic and diluted	$(0.21)	$(0.19)	$(0.63)	$(0.62)

Weighted average common shares outstanding-basic and diluted	25,848	25,734	25,811	25,688

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended		Cumulative From Inception (October 28, 1993) to September 30, 2002
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net loss	$(16,174)	$(16,061)	$(86,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for exclusive licenses	—	—	144
Stock issued for consulting services	—	—	72
Depreciation and amortization	537	1,651	6,319
Amortization of deferred compensation	831	902	4,730
Loss on disposal of property and equipment	6	—	375
Changes in operating assets and liabilities:
Other receivables	99	(7)	(5)
Interest receivable	44	147	(58)
Prepaid expenses	(299)	(6)	(830)
Other assets	(15)	(2)	(38)
Accounts payable	(39)	279	1,102
Accrued expenses	(498)	6	865
Deferred revenue	(783)	(47)	3,300

Net cash used in operating activities	(16,291)	(13,138)	(70,548)

Cash flows from investing activities:
Purchase of investments	(11,294)	(93,774)	(212,251)
Proceeds from sale of investments	29,700	122,291	202,685
Proceeds from sale of property and equipment	—	—	127
Purchases of property and equipment	(199)	(591)	(2,650)

Net cash provided by (used in) investing activities	18,207	27,926	(12,089)

Cash flows from financing activities:
Proceeds from bridge loans	—	—	780
Proceeds from issuance of notes payable	—	401	408
Payments on notes payable	—	—	(420)
Issuance of common stock, net	24	61	70,440
Issuance of convertible preferred stock, net	—	—	45,061
Payments on capital lease obligations	(302)	(218)	(2,035)

Net cash (used in) provided by financing activities	(278)	244	114,234

Increase in cash and cash equivalents	1,638	15,032	31,597
Cash and cash equivalents, beginning of period	29,959	35,109	—

Cash and cash equivalents, end of period	$31,597	$50,141	$31,597

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Organization

Inspire Pharmaceuticals, Inc. (the “Company”) was founded on October 28, 1993. Since that time, we have been engaged in the discovery, development and commercialization of novel pharmaceutical products that treat diseases which are characterized by deficiencies in the body’s innate defense mechanisms of mucosal hydration and mucociliary clearance, as well as other non-mucosal disorders. The Company’s technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill (“UNC”) for rights to certain developments from the founder’s laboratories.

The Company is considered a development stage enterprise. Since inception, the Company has devoted substantially all of its efforts towards establishing its business and research and development programs.

Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles and the applicable rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2002.

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

Other Assets

At September 30, 2002, other assets are primarily comprised of long-term investments totaling $500,000 and $38,000 related to deposits. At December 31, 2001, other assets were comprised of $5.5 million in long-term investments and $25,000 related to deposits and deferred costs. Deferred costs are amortized using the effective interest rate method over the life of the related collaborative research agreement or lease.

Deferred Compensation

The Company accounts for deferred compensation (“stock based compensation”) based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference between the estimated fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three and nine months ended September 30, 2002 and 2001.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years. The Company recognized $255,000 and $293,000 of stock based compensation expense related to amortization of deferred compensation during the three months ended September 30, 2002 and 2001, respectively. The Company recognized $832,000 and $902,000 during the nine months ended September 30, 2002 and 2001, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” which requires compensation expense be disclosed based on the fair value of the options granted at the date of the grant.

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

Significant Customers and Credit Risk

All revenues recognized and recorded in the three months ended September 30, 2002 were from two collaborative partners. All revenues recognized and recorded in the same period in 2001 were from four collaborative partners. During the nine month period ended September 30, 2002 and 2001, revenues were from two collaborative partners and four collaborative partners, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of short-term cash investments. The Company primarily invests in short-term interest-bearing investment-grade securities and certificates of deposits. Cash deposits are all in financial institutions in the United States.

Cash Flows

The Company made cash payments for interest of $16,000 and $41,000 for the three months ended September 30, 2002 and 2001, respectively. The Company made cash payments for interest of $59,000 and $111,000 for the nine months ended September 30, 2002 and 2001, respectively.

The Company acquired property and equipment amounting to $37,000 in the three months and $199,000 in the nine months ended September 30, 2002. During the same periods in 2001, the Company acquired property and equipment amounting to $104,000 and $591,000 respectively, of which $401,000 was financed through a capital lease obligation in the second quarter of 2001.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“diluted EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and warrants. The calculation of diluted EPS for the three months ended September 30, 2002 and 2001 does not include 1,373,433 and 1,481,787, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Segment Reporting

The Company has determined that it did not have any separately reportable operating segments as of September 30, 2002 or 2001.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income (Loss)

At September 30, 2002, the Company had $5,000 of unrealized gain on investments that is classified as other comprehensive income and is disclosed as a component of stockholders’ equity. The Company had $1,000 of unrealized gain on investments at December 31, 2001.

Recent Accounting Pronouncements

In April 2002, the FASB issued FASB Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are required to be applied to fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have any impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued FASB Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are required to be applied for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have any impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding the financial condition of Inspire Pharmaceuticals, Inc. (the “Company,” “we” or “our”) and the results of operations that are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

OVERVIEW

We were incorporated in October 1993 and commenced operations in March 1995 following our first substantial financing. Since that time, we have been engaged in the discovery and development of novel pharmaceutical products that treat diseases which are characterized by deficiencies in the body’s innate defense mechanisms of mucosal hydration and mucociliary clearance as well as other diseases. Our technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill for rights to certain developments.

To date, we have not derived any commercial revenues from product sales and we do not expect to receive sales revenues for at least one year. We have devoted substantially all of our efforts to discovery and clinical development of our product candidates as well as establishing strategic partnerships for the development and potential marketing of our products when approved. Currently, we have five product candidates in clinical development.

We have completed our Phase II program and two Phase III trials in INS365 Ophthalmic for the treatment of dry eye. We have an ongoing Phase IIIb trial. We expect to have a pre-NDA meeting with the FDA within the next few months. We completed one Phase II trial for INS37217 Intranasal for the treatment of perennial allergic rhinitis in August of 2002 and a Phase II trial for the treatment of the common cold in November 2002. We intend to launch a Phase III trial for INS37217 Intranasal in chronic rhinitis patients during the fourth quarter of this year. INS316 Diagnostic is in a Phase III clinical trial. Our Phase I/II trial for INS37217 Ophthalmic for the treatment of retinal disease was completed in October 2002; we expect to launch a Phase II trial in the first half of 2003. Our Phase I/II trial for INS37217 Respiratory for the treatment of cystic fibrosis was completed in October 2002; we expect to launch a Phase II trial in the fourth quarter of 2002.

We have decided to discontinue the global development of INS365 Respiratory for chronic bronchitis, which has been on hold since January 2002, as a result of the high cost and difficulty of conducting clinical trials in the chronic bronchitis patient population and the availability of other near-term product opportunities. As a result of our discontinuance of the program, Kissei Pharmaceuticals, Inc. has determined that it will cease the development of INS365 Respiratory in Japan and we have agreed to terminate our Joint Development, License and Supply Agreement with Kissei effective November 17, 2002. Upon termination of the agreement, Kissei will return to Inspire all rights to INS365 Respiratory. During the term of the agreement we received an aggregate of $7.2 million in equity, upfront, milestone and employee reimbursement payments from Kissei. The milestone and upfront payments are non-refundable.

We have incurred significant operating losses since our inception and, as of September 30, 2002, we had an accumulated deficit of $87.2 million. We have primarily financed our operations through proceeds received from the sale of equity securities including private sales of preferred stock and the sale of common stock in our initial public offering, as well as revenues received under corporate collaborations. We operate in a single business segment and do not have any foreign operations.

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

In September 2000, we entered into a License Agreement with Kirin Brewing Co., Ltd. Pharmaceutical Division (“Kirin”) for the development and commercialization of INS316 Diagnostic. Under the agreement we granted Kirin an exclusive license to commercialize INS316 Diagnostic in most of Asia. Under the terms of the agreement, we received an upfront payment in cash and may receive milestone payments based on clinical success and regulatory approval. We may also receive royalties on net sales of this product.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

In December 1999, we entered into a collaboration with Genentech, Inc. (“Genentech”) to develop treatments for respiratory disorders, pursuant to which we received in excess of $16 million in equity and cash payments prior to the termination of the agreement in November 2001. Upon termination, Genentech returned to us all rights for the use of INS365 Respiratory, INS37217 Respiratory, INS37217 Intranasal and other related P2Y2 agonists at no charge.

In December 1998, we entered into a Development, License and Supply Agreement with Santen Pharmaceutical Co., Ltd. (“Santen”) for the development of INS365 Ophthalmic for the therapeutic treatment of ocular surface diseases. We are obligated to supply Santen with its requirements of INS365 Ophthalmic in bulk drug substance form for all preclinical studies, clinical trials and commercial requirements at agreed-upon prices. Under the agreement, we received an up-front equity investment of $1.5 million for shares of our stock and a milestone payment of $500,000. In addition, if all milestones are met, we could receive additional payments of up to $4.25 million, as well as royalties on net sales of licensed products.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2002 and 2001

Revenues

Our revenues are derived from collaborative research and development agreements with strategic partners. Revenues were $1.4 million for the three month period ended September 30, 2002 and $2.2 million for the same period in 2001, a decrease of 36%. During the three month period ended September 30, 2002, revenues related to an

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

upfront payment received from Allergan in the third quarter of 2001, a milestone payment received from Allergan in the second quarter of 2002 and an upfront payment received from Kirin in the fourth quarter of 2000. Revenues in the same period in 2001 related to upfront and milestone payments received from Kirin, Kissei, Genentech and Allergan.

Revenues were $3.8 million for the nine month period ended September 30, 2002, compared to $5.0 million for the same period in 2001, a decrease of 24%. During the nine month period ended September 30, 2002, revenues related to an upfront payment received from Allergan in the third quarter of 2001, a milestone payment received from Allergan in the second quarter of 2002 and an upfront payment received from Kirin in the fourth quarter of 2000. Revenues for the same period in 2001 related to upfront and milestone payments received from Kirin, Kissei, Genentech and Allergan.

Upfront and milestone payments from our collaborative partners are recognized over the period of ongoing research and development commitment period under the applicable collaborative research and development agreements with the respective company.

Research and Development Expenses

Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research, clinical trial insurance, and other fees and costs related to the development of product candidates. Costs associated with obtaining and maintaining patents and licenses on our drug compounds, are evaluated based on the stage of development of the related drug compound and whether the underlying compound has an alternative use. Costs of these types incurred for drug compounds not yet approved by the FDA and for which no alternative use exists are recorded as research and development expense. In the event the drug compound has been approved by the FDA or an alternative use exists for the drug compound, patent costs and license costs are capitalized and amortized over the expected life of the related drug compound. Milestone payments are recognized when the underlying requirement is met by us.

Research and development expenses were $5.9 million for the three month period ended September 30, 2002, compared to $6.6 million for the same period in 2001, a decrease of 11%. Research and development expenses were $16.8 million for the nine month period ended September 30, 2002, compared to $20.2 million for the same period in 2001, a decrease of 17%.

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

Our research and development expenses from inception through September 30, 2002 were $87.0 million. Of this amount, we have spent the following amounts on external pre-clinical and clinical development for the indicated product candidates: $3.7 million on INS316 Diagnostic; $16.7 million on INS365 Ophthalmic; $4.5 million on INS37217 Respiratory; $2.7 million on INS37217 Intranasal and $1.9 million on INS37217 Ophthalmic. The balance of our historic research and development expenses, $57.5 million, includes internal personnel costs of our discovery and development programs, internal and external general research related to the discovery and development of our technology, and internal and external expenses of other drug discovery and development programs. We cannot reasonably predict future research and development expenses for these programs; however, historical trends indicate that expenses tend to increase in later phases of development.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, facilities costs, business development costs, professional expenses, and general corporate expenses, such as legal, accounting, finance, human resources and information systems.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

General and administrative expenses were $1.1 million for the three month period ended September 30, 2002, compared to $1.3 million for the same period in 2001, a decrease of 15%. General and administrative expenses were $3.8 million for the nine month period ended September 30, 2002, compared to $4.1 million for the same period in 2001, a decrease of 7%.

The decrease in general and administrative expenses from year to year resulted primarily from our efforts to focus our resources on our higher priority clinical programs in the ophthalmic and respiratory areas. By focusing our clinical efforts, we were able to reduce the corporate and administrative efforts needed to support the company. The decreases occurred primarily in personnel costs and decreases in additional professional services, including legal and public relation expenses.

Other Income (Expense), Net

Other income (expense), net consists of interest income earned on cash deposits and investments, reduced by interest expense on notes payable, capital lease obligations and losses on sales of property and equipment.

Other income (expense), net was $188,000 for the three month period ended September 30, 2002, compared to $723,000 for the same period in 2001, a decrease of 74%. Other income (expense), net was $665,000 for the nine month period ended September 30, 2002, compared to $3.2 million for the same period in 2001, a decrease of 79%.

The decrease was primarily due to lower interest income which resulted from lower interest rates on lower average cash and investment balances.

Net Loss

Net loss consists of revenues less operating expenses plus other income (expense), net. Net loss was $5.5 million for the three month period ended September 30, 2002, compared to $4.9 million for the same period in 2001, an increase of 12%. Net loss was $16.2 million for the nine month period ended September 30, 2002 compared to $16.1 million for the same period in 2001, an increase of 1%.

The increase in net loss was primarily due to a decrease in revenues recognized on collaborative research agreements and a decrease in other income (expense), net which was partially offset by a decrease in research and development expenses. We have incurred net losses since our inception and will continue to incur losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations through the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial public offering.

As of September 30, 2002, cash and cash equivalents totaled $31.6 million, an increase of $1.6 million as compared to December 31, 2001. The increase in cash and cash equivalents resulted from the net proceeds of investment grade securities of $18.4 million, the issuance of common stock of $24,000, partially offset by $16.3 million in cash used in operations, purchase of property, plant and equipment of $199,000 and the payment of capital lease obligations of $302,000.

Cash used in operations during the nine month period ended September 30, 2002, totaling $16.3 million, consists of a net loss of $16.2 million, non-cash expenses of $1.4 million, a decrease in other receivables of $99,000, and a decrease in interest receivable of $44,000, offset by an increase in prepaid expenses of $299,000, an increase in other assets of $15,000, a decrease in accounts payable of $39,000, a decrease in accrued expenses of $498,000 and a decrease in deferred revenue of $783,000.

Cash provided by investing activities during the nine month period ended September 30, 2002, totaling $18.2 million, consisted of the proceeds of investment grade securities, net of purchases totaling $18.4 million and the

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

purchase of property and equipment totaling $199,000.

Cash used in financing activities during the nine month period ended September 30, 2002, totaling $278,000, was comprised of the issuance of common stock of $24,000 offset by the payment of lease obligations of $302,000.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued FASB Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are required to be applied to fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have any impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued FASB Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are required to be applied for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have any impact on the Company’s financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at September 30, 2002 or September 30, 2001. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase interest expense.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Item 4.   Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and President have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and President have concluded that our current disclosure controls and procedures are effective in timely providing them with material information relating to us which is required to be disclosed in the reports we file or submit under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II: OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

(d) On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds after deduction of expenses were approximately $69.3 million. Through September 30, 2002, we have used approximately $43 million of the net proceeds of the offering as follows:

Discovery and research programs	$34,255,000
General and administrative expenses	7,023,000
Purchase of equipment	884,000
Payment of debt	831,000

Total	$42,993,000

Except with respect to the compensation of our officers and the reimbursement of director expenses included in discovery and research programs and general and administrative expenses, all of the net proceeds of the offering which have been used to date were payable to parties other than our directors, officers or their associates of such persons, persons owning ten percent or more of any class of our equity securities, or our affiliates. Through September 30, 2002, all of the remaining net proceeds of the offering were being invested in interest bearing investment grade securities and certificates of deposit which are classified as available for sale.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

document and any other documents filed by us with the Securities and Exchange Commission.

IF OUR PRODUCTS ARE NOT SAFE OR WE ARE NOT ABLE TO DEMONSTRATE EFFICACY, WE WILL BE UNABLE TO OBTAIN FDA APPROVAL AND WILL NOT BE ABLE TO SELL THOSE PRODUCTS.

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

Generally, all of our product candidates are in research or preclinical development, with only five, INS365 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS37217 Intranasal, and INS37217 Ophthalmic currently in clinical trials. The results of preclinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our ongoing clinical studies might be delayed or halted for various reasons, including:

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

In October 2002, we announced our intent to file a New Drug Application for INS365 Ophthalmic for dry eye based upon the safety and efficacy data from our completed Phase II and III clinical trials. We have now scheduled a pre-NDA meeting with the FDA. Even if the pre-NDA meeting with the FDA is successfully completed and the NDA is filed, there is no guarantee that the FDA will approve our application and allow us to begin selling INS365 Ophthalmic in the United States. Even if we do receive FDA approval of the application, we and Allergan may not be able to successfully commercialize INS365 Ophthalmic in the United States.

BECAUSE OUR PRODUCT CANDIDATES UTILIZE A NEW MECHANISM OF ACTION AND IN SOME CASES THERE ARE NO REGULATORY PRECEDENTS, OBTAINING REGULATORY APPROVAL MAY BE DIFFICULT, EXPENSIVE AND PROLONGED, WHICH WOULD DELAY ANY MARKETING OF OUR PRODUCTS.

Other than INS365 Ophthalmic, we cannot apply for regulatory approval to market a product candidate until we successfully complete Phase III clinical trials for the product. To complete successful clinical trials, the products must meet the criteria for clinical approval, or endpoints, which we establish for the product in the clinical study.

Generally, we will establish these endpoints in consultation with the regulatory authorities, following design guidelines on the efficacy, safety and tolerability measures required for approval of products.

Because all of our existing product candidates utilize a new approach to the treatment of respiratory and eye diseases, and because some of the indications for which such products may be used have no regulatory precedents, we may have trouble establishing endpoints that the regulatory authorities agree sufficiently evaluate the effectiveness of each product candidate. For this and other reasons, we could encounter delays and increased expenses in our clinical trials if the regulatory authorities determine that the endpoints established for a clinical trial do not predict a clinical benefit, and the authorities will not approve the product for marketing without further

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

clinical trials. The regulatory authorities could change their view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in study design, additional data or even further clinical trials before approval of a product candidate.

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

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering product candidates. INS37217 Intranasal is administered through a nasal mist pump. Patients may find the pump difficult to operate. Our current product candidate for the treatment of dry eye disease, INS365 Ophthalmic, is applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase the medication in a bottle containing a sufficient quantity of preserved medication for multiple doses. We have not yet executed a plan to develop a multi-dose formulation. Although our Asian partner, Santen, is developing a multi-dose formulation for use in their licensed territories, a multi-dose formulation has not been developed with respect to the application of the medication throughout the remainder of the world. Allergan, our corporate partner in the rest of the world, is responsible for developing a multi-dose formulation of INS365 Ophthalmic for all other territories. INS37217 Ophthalmic is administered through an intraocular injection. It may be beneficial to patients to a have a sustained delivery device. We have not yet established a plan for a sustained delivery device for certain indications such as for chronic use. Similar challenges exist in identifying and perfecting convenient methods of administration for many of our other product candidates.

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

OUR DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY.

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have development collaborations with Allergan, Santen and Kirin. The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Allergan has the right, by giving us

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

180 days prior notice, to terminate our collaboration. Similarly, Kirin has the right to terminate our license agreement by giving us 180 days prior notice. If we do not maintain the Allergan, Santen or Kirin collaborations or establish additional research and development collaborations or licensing arrangements it will be difficult to develop and commercialize therapeutic or diagnostic products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us. Our current or any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market therapeutic or diagnostic products on our own. As a result, we will continue to depend on collaborators and contractors for the preclinical study and clinical development of therapeutic products and for regulatory approval, manufacturing and marketing of therapeutic and diagnostic products which result from our technology. The agreements with collaborators typically will allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the preclinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our research programs.

We intend to rely on Allergan, Santen, Kirin and any future collaborators for significant funding in support of our development efforts. If Allergan, Santen or Kirin reduces or terminates its funding, we will need to devote additional internal resources to product development, scale back or terminate certain research and development programs or seek alternative collaborators.

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

We have no experience or capabilities in large scale commercial manufacturing of any of our product candidates or any experience or capabilities in the manufacturing of pharmaceutical products generally. We do not currently expect to engage directly in the manufacturing of products, but instead intend to contract with others for these services. We have relied upon supply agreements with third parties for the manufacture and supply or our product candidates for purposes of preclinical testing and clinical trials. Although we have previously received preclinical and clinical supplies of our product candidates from several suppliers, we presently depend upon Yamasa Corporation as the sole manufacturer of our supply of product candidates. If we are unable to retain third party manufacturing on commercially acceptable terms, we may not be able to commercialize products as planned. Our manufacturing strategy presents the following risks:

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

•
we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates.

IF WE ARE UNABLE TO SUPPLY SANTEN WITH SUFFICIENT QUANTITIES OF MATERIALS WE MAY BREACH OUR AGREEMENT WITH SUCH PARTY.

We are currently a party to a development, license and supply agreement with Santen, under which we granted a license to develop and market INS365 Ophthalmic. Generally, the agreement with Santen will require us to supply Santen with sufficient quantities of finished products for the purpose of commercial distribution. We will need to establish, alone or with third parties, a manufacturing process in relation to the product. Our dependence upon third parties for the manufacture of product may adversely affect our ability to develop and deliver the product on a timely and competitive basis.

Our inability to successfully manufacture commercial products could result in our breach of the terms of our agreement with Santen. Any of these factors could delay our preclinical studies, clinical trials or commercialization of our product candidates, entail higher costs and result in our inability to effectively sell our product candidates.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

IF WE FAIL TO REACH MILESTONE OR OTHER OBLIGATIONS, THE UNIVERSITY OF NORTH CAROLINA AT CHAPEL HILL AND OTHER LICENSORS MAY TERMINATE OUR AGREEMENTS WITH THEM.

Our INS316 Diagnostic clinical development program depends on two exclusive licenses and one non-exclusive license from The University of North Carolina at Chapel Hill. Generally, if we fail to meet milestones under the respective UNC licenses, UNC may terminate the applicable license. In addition, it may be necessary in the future for us to obtain additional licenses from UNC or other third parties to develop future commercial opportunities or to avoid infringement of third party patents. We do not know the terms on which such licenses may be available, if at all.

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

Any products resulting from our product development efforts are not expected to be available for sale for at least one year, if at all. Five of our product candidates, INS365 Ophthalmic, INS37217 Respiratory, INS316 Diagnostic, INS37217 Intranasal and INS37217 Ophthalmic are P2Y2 receptor agonists. If the clinical results of one of the compounds is not favorable, the results of the other compound may not be favorable. Moreover, we have designed all of our product candidates to use related mechanisms of action. If these mechanisms of action are not effective, we may not be able to commercialize any of our product candidates. Even if all of our product candidates prove effective, we may choose not to commercialize all of them.

IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN ANTICIPATED, OR IN AN AMOUNT GREATER THAN ANTICIPATED, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

We have experienced significant losses since inception. We incurred net losses of $16.2 million for the nine months ended September 30, 2002, $23.1 million for the year ended December 31, 2001 and $14.6 million for the year ended December 31, 2000. As of September 30, 2002 our accumulated deficit was approximately $87.2 million. We expect to incur additional significant operating losses over the next several years and expect cumulative losses to increase in the near-term due to expanded research and development efforts, preclinical studies and clinical trials. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

•	timing of regulatory approvals and commercial sales of our product candidates;

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

We have used substantial amounts of cash to fund our research and development activities. In the nine months ended September 30, 2002 our operating expenses exceeded $20 million. In the fiscal year ended December 31, 2001 our operating expenses exceeded $30 million. We expect our capital and operating expenditures to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

•	the progress of our research programs;

•	the number and breadth of these programs;

•	our ability to attract collaborators for our products;

•	achievement of milestones under our existing collaborations with Allergan, Santen and Kirin;

•	our ability to establish and maintain additional collaborations;

•	progress by our collaborators: Allergan, Santen and Kirin;

•	the level of activities relating to commercialization rights we retain in our collaborations;

•	competing technological and market developments;

•	the costs involved in enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

We anticipate that our operating expenses will exceed $25 million in 2002. We also expect to purchase capital equipment at a cost of approximately $500,000 in 2002. We intend to rely on Allergan, Santen, Kirin, future collaborators and the proceeds of our initial public offering for significant funding in support of our development efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE WITH BIOTECHNOLOGY COMPANIES AND ESTABLISHED PHARMACEUTICAL COMPANIES.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. These competitors include Abbott, Alcon, AstraZeneca, Boehringer Ingelheim, Chiron, Genentech, GlaxoSmithKline, Novartis, and Pfizer. Most of these competitors employ greater financial and other resources, including larger research and development staffs and more effective marketing and manufacturing organizations, than we or our collaborative partners. Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. As a result of academic and government institutions becoming increasingly aware of the commercial value of their research findings, such institutions are more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to market commercial products. Our competitors may develop technologies and drugs that are safer, more effective or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. The products of our competitors marketed to treat cystic fibrosis include Pulmozyme(R) and TOBI(R). The main current treatments for dry eye disease involve artificial tear replacement drops. The main current treatments for colds, allergic rhinitis and rhinosinusitis include antihistamines, antibiotics, decongestants and anti-inflammatory steroids. Our competitors market anti-inflammatory steroidal agents, such as Flonase(R) and Nasonex(R). In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete. Our competitors may also be more successful in production and marketing.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

Our directors, executive officers and current 5% stockholders and their affiliates beneficially own over 41% of the common stock as of October 31, 2002. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as our merger with or into another company, a sale of substantially all of our assets and amendments to our amended and restated certificate of incorporation. The decisions of these stockholders may conflict with our interests or those of our other stockholders.

ANTI–TAKEOVER PROVISIONS IN OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AND BYLAWS, AND OUR RIGHT TO ISSUE PREFERRED STOCK, MAY DISCOURAGE A THIRD PARTY FROM MAKING A TAKE-OVER OFFER THAT COULD BE BENEFICIAL TO US AND OUR STOCKHOLDERS.

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

In October 2002, we entered into a Rights Agreement with Computershare Trust Company. The Rights Agreement could discourage, delay or prevent a person or group from acquiring 15% or more of our common stock. The Rights Agreement provides for a dividend of one preferred stock purchase right for each outstanding share of our common stock. Each right entitles a stockholder, after the rights become exercisable, to buy 1/1,000th of a share of our Series H Preferred Stock at an exercise price of $50. Each right will become exercisable following the tenth day after an acquiring person or group acquires, or announces its intention to acquire, 15% or more of our common stock. We will be entitled to redeem the rights at $0.001 per right at any time on or before the close of business on

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

the tenth day following acquisition by a person or group of 15% or more of our common stock. As a result of the Rights Agreement, if a person acquires 15% or more of our common stock without the approval of our Board of Directors, all other stockholders will have the right to purchase securities from us at a price that is less than its fair market value, which would substantially reduce the value of our common stock owned by the acquiring person. As a result, our Board of Directors has significant discretion to approve or disapprove a person’s efforts to acquire 15% or more of our common stock.

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

OUR COMMON STOCK PRICE HAS BEEN HIGHLY VOLATILE AND YOUR INVESTMENT IN OUR STOCK MAY DECLINE IN VALUE.

The market price of our common stock has been highly volatile. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•
announcements made by us concerning results of our clinical trials with INS365 Ophthalmic, INS37217 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS37217 Intranasal and any other product candidates;

•	changes in government regulations;

•	regulatory actions;

•	changes in concerns of our collaborators, in particular our collaborations with Allergan, Santen and Kirin;

•	developments concerning proprietary rights including patents by us or our competitors;

•	variations in our operating results; and

•	litigation.

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

FUTURE SALES BY OUR CURRENT STOCKHOLDERS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Sales of our common stock by our current stockholders in the public market could cause the market price of our stock to fall. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of October 31, 2002, there were 25,849,646 shares of common stock outstanding. Of these outstanding shares of common stock, all of the 6,325,000 shares sold in our initial public offering are freely tradable, without restriction under the Securities Act of 1933, as amended, unless purchased by our “affiliates.” The remaining common stock may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144 under the Securities Act. Similarly, all of

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

the 3,004,220 shares of our common stock that were registered pursuant to our registration statement on Form S-8 are, or will be, freely tradable in accordance with such registration statement.

We may issue additional shares:

•	to employees, directors and consultants;

•	in connection with corporate alliances;

•	in connection with acquisitions; and

•	to raise capital.

As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time.

Item 6.   Exhibits and Reports on Form 8-K

Exhibit No.	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s
Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002).

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the President, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

On August 13, 2002, Inspire filed a Current Report on Form 8-K, dated August 13, 2002, announcing the results of the first Phase II trial of INS37217 Intranasal for the treatment of perennial allergic rhinitis.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: November 14, 2002	By:	/s/ Christy L. Shaffer
Christy L. Shaffer Chief Executive Officer (principal executive officer) and Director

Date: November 14, 2002	By:	/s/ Gregory J. Mossinghoff
Gregory J. Mossinghoff President, Secretary, Treasurer (principal financial officer and principal accounting officer) and Director

INSPIRE PHARMACEUTICALS, INC.
SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Christy L. Shaffer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Inspire Pharmaceuticals, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Christy L. Shaffer
Christy L. Shaffer Chief Executive Officer (principal executive officer)

INSPIRE PHARMACEUTICALS, INC.

SARBANES-OXLEY SECTION 302(a) CERTIFICATION

I, Gregory J. Mossinghoff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Inspire Pharmaceuticals, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Gregory J. Mossinghoff
Gregory J. Mossinghoff President, Secretary and Treasurer (principal financial officer)

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.3
Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002).

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the President, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.