Form 10-K
period 2002-12-31
INSPIRE PHARMACEUTICALS INC
filed 2003-03-07
CIK 1040416

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

Commission File No. 000-31135

INSPIRE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3209022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4222 Emperor Boulevard, Suite 470, Durham, North Carolina	27703-8466
(Address of Principal Executive Offices)	(Zip Code)

(919) 941-9777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registration is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $66,356,224

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2003.

Class	Number of Shares
Common Stock, $.001 par value	25,927,732

Documents incorporated by reference

None.

Item 1. Business.

Overview

We discover and develop drugs to treat diseases characterized by deficiencies in the body’s innate defense mechanisms of:

•	mucosal hydration, a process by which the body moistens and lubricates mucosal surfaces such as the eyes, sinuses and lungs;

•	mucociliary clearance, a process by which mucosal surfaces are cleared of particles by the action of small, hair-like projections known as cilia that move together in a sweeping motion to move liquid and particles forward;

as well as other non-mucosal disorders. Our product candidates in clinical trials are based on proprietary technology relating to specific receptors known as P2Y receptors. A receptor is a protein molecule on the surface of a cell that attracts certain types of drug molecules known as ligands and binds to them. The binding of the drug molecule to the receptor activates, or unlocks, specific processes within the cell similar to a key entering a lock and activating, or unlocking, a door. Studies indicate that a subtype of the P2Y receptor family, the P2Y2 receptor coordinates the mechanisms of mucosal hydration and mucociliary clearance. We believe that these mechanisms can be regulated therapeutically through the stimulation of the P2Y2 receptor. Chemical substances that activate, or turn on, activities in a cell by binding to and activating a receptor are known as agonists. Our lead products target ophthalmic and respiratory conditions and diseases with current treatments that are not adequate. We have also begun to apply our expertise in this field to other applications of other P2Y receptor subtypes as well as advancing several non-P2Y programs.

We were incorporated in October 1993 and commenced operations in March 1995 following our first substantial financing and licensing of the initial technology from The University of North Carolina at Chapel Hill, or UNC. Since that time, we have been engaged in the discovery and development of novel pharmaceutical products. Our technologies are based in part on exclusive license agreements with UNC, for rights to certain developments from our founders’ laboratories. We currently have five product candidates, all of which are P2Y2 receptor agonists, in clinical development:

PRODUCT CANDIDATES	COLLABORATIVE PARTNER	CURRENT STATUS
Diquafosol tetrasodium (INS365)	Allergan Inc. and Santen Pharmaceutical Co., Ltd.	NDA filing planned mid-2003
INS37217 Intranasal	None	Phase III
INS316 Diagnostic	Kirin Brewery Co., Ltd. Pharmaceutical Division	Phase III
INS37217 Respiratory	Cystic Fibrosis Foundation Therapeutics, Inc.	Commencing Phase II
INS37217 Ophthalmic	None	Phase I/II

Diquafosol tetrasodium (INS365) for the treatment of dry eye disease.    While working on the development of the respiratory applications of our technology, our scientists recognized the potential for using INS365 to treat ophthalmic diseases such as dry eye. Dry eye disease is the general term for a condition in which abnormalities in the eye’s tear film lead to burning, painful, red, irritated, gritty and dry eyes. These abnormalities are typically characterized by a decrease in tear production, an increase in tear evaporation or the improper mixture of the eye’s tear film components. If left untreated, dry eye disease can result in permanent corneal damage and visual impairment.

Diquafosol tetrasodium for the treatment of dry eye is a P2Y2 receptor agonist. We believe that diquafosol tetrasodium activates the P2Y2 receptors on the surface of the eye and inner lining of the eyelid to stimulate the release of water, salt, mucin and lipids—the key components of natural tears. Mucin is a protein made in specialized cells that acts to lubricate surfaces. Lipids in the eye are oily substances that form the outer-most layer of the tear film and are responsible for the prevention of excessive tear fluid evaporation.

We have completed our Phase II program and two Phase III trials for diquafosol tetrasodium for the treatment of dry eye. We have an ongoing Phase IIIb trial in this program and, in January of this year, we had a pre-filing meeting with the FDA regarding diquafosol tetrasodium for the treatment of dry eye and expect to file our first New Drug Application, or NDA, in mid-2003.

In June 2001, we entered into a joint license, development and marketing agreement with Allergan, Inc. to develop and commercialize diquafosol tetrasodium (INS365) and Allergan’s Restasis™, each for the treatment of dry eye disease. Under our agreement with Allergan, we may receive up to $39 million in up-front and milestone payments. We will also receive royalty payments from Allergan on sales, if any, of both diquafosol tetrasodium and on Allergan’s Restasis™ worldwide, excluding most larger Asian markets. In December 2002 Restasis™ was approved for sale by the FDA and Allergan has indicated that it expects to launch Restasis™ in the United States in the second quarter of 2003. We will be entitled to receive royalties on sales of Restasis™ beginning one year after the launch. The agreement also provides for potential co-promotion by Inspire of diquafosol tetrasodium and Restasis™ and one or more of Allergan’s other marketed products in the United States. Inspire’s partner, Santen Pharmaceutical Co., Ltd. is developing diquafosol tetrasodium in Japan and nine other Asian countries.

INS37217 Intranasal for upper respiratory disorders.    We began this clinical program using an intra-nasal form of INS37217 in August 2001. Upper respiratory disorders, such as allergic rhinitis and upper respiratory tract infections, are associated with impairments in the mucociliary clearance mechanism in the nose (or nasal passages). Although the causes of these disorders are varied, they share a common set of nasal symptoms such as runny nose, nasal congestion/blockage, and post-nasal drip. We believe that INS37217 activates P2Y2 receptors in the nasal passages to relieve the nasal symptoms associated with upper respiratory disorders by enhancing and/or restoring mucociliary clearance. We have completed three clinical trials in our INS37217 Intranasal program. The first was a Phase I/II trial for INS37217 Intranasal in healthy volunteers and perennial allergic rhinitis, or PAR, patients, completed in March 2002. The second trial was a Phase II trial in PAR patients, completed in August 2002. The third trial was a Phase II trial for the treatment of the common cold, completed in November 2002. Based on positive, consistent results from these studies, we launched a Phase III trial for INS37217 Intranasal PAR in the fourth quarter of 2002 which is now ongoing.

INS316 Diagnostic to aid in the diagnosis of lung cancer and lung infection.    INS316 Diagnostic has been studied as an aid in the diagnosis of lung cancer in a series of clinical trials and has been shown to be well tolerated by patients. Physicians use microscopic examination of lung cells to diagnose lung cancer and lung infections, including pneumonia and tuberculosis. However, effective diagnosis requires the collection of an adequate specimen, one which is enriched with deep-lung material obtained from the lower part of the lung. Several well-controlled studies have demonstrated that INS316 Diagnostic enhances patients’ ability to expectorate, or cough up, secretions from the deep lung. A Phase III clinical trial was initiated in May 2001 and is currently ongoing. We intend to conduct an interim futility analysis in the first half of 2003 for this program. We have established an independent board to conduct the analysis based on the number of patients enrolled in the study at the time the interim analysis is conducted. Depending on the results of that statistical analysis, we may terminate the INS316 Diagnostic program.

In September 2000, we entered into a license agreement with Kirin Brewery Co, Ltd. under which Kirin’s Pharmaceutical Division obtained the rights to develop and commercialize INS316 Diagnostic in twenty-one (21) Asian countries and regions including Japan. Under the terms of the agreement, we received an up-front payment in cash and will be entitled to milestone payments based on clinical success and approval as well as royalties on net sales over the long term.

INS37217 Respiratory for the treatment of cystic fibrosis.    In the fall of 2000, we filed an investigative new drug application, or IND, for INS37217 Respiratory for the treatment of cystic fibrosis, or CF. In CF patients, there is a genetic defect that impairs the modulation of salt and water movement across lung cells. This results in poorly hydrated, thickened mucous secretions in the lungs, as well as severely impaired mucociliary clearance. We believe that activation of the P2Y2 receptors on airway cells turns on an alternative mechanism that can enhance and/or restore impairments in mucosal hydration and mucociliary clearance. We completed a Phase I/II trial in patients with cystic fibrosis in 2002 and reported the results at the North American Cystic Fibrosis Conference on October 2002. This program is now moving into Phase II testing. In October of 2002, we entered into a study funding agreement with the Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, in which they agreed to fund the majority of the external costs of a Phase II trial for the treatment of cystic fibrosis in exchange for milestone payments to be made after FDA approval.

INS37217 Ophthalmic for the treatment of retinal disease.    Our Phase I/II trial for INS37217 Ophthalmic for the treatment of retinal disease was completed in October 2002. The retina is a layer of sensory tissue that captures and processes visual information, and normally remains attached to the underlying tissue that lines the back of the eye. Breaks or tears in the retina can lead to fluid leaking into the space between the retina and the underlying tissue, known as the subretinal space. Delayed treatment of this condition can lead to the degeneration of light-sensing cells in the retina and permanent loss of visual acuity. INS37217 Ophthalmic is a second-generation P2Y2 receptor agonist that has been shown in pre-clinical studies to enhance the reabsorption of fluid and stimulate the removal of extraneous fluid from the subretinal space. We expect to launch a Phase II trial of INS37217 Ophthalmic for the treatment of retinal disease in the second half of 2003.

Technology Background

Mucosal hydration and mucociliary clearance processes are observed at a number of human mucosal surfaces including those in the respiratory tract, eyes, sinuses, vaginal and endocervical surfaces. Mucosal hydration and mucociliary clearance are natural mechanisms for cleansing and protecting mucosal surfaces and require a coordinated balance of salt, water and mucus. Studies indicate that P2Y2 receptors regulate these mechanisms on epithelial cells that line mucosal surfaces. Diseases that are characterized by impairment of mucosal hydration and/or mucociliary clearance include allergic rhinitis, cystic fibrosis and dry eye.

Ophthalmic

The eyes and inner eyelids are surrounded by a mucosal surface which serves as an important innate defense mechanism, keeping the surface of the eye, or ocular surface, moist, clear and free from infection. Tears produced by the mucosal hydration process and the lacrimal glands help maintain eye moisture, and in response to physical stimuli, can be greatly increased to flush out irritants. This tear film is a complex mixture of fluid, ions, mucin and proteins that, when mixed in the proper proportions, coats the cornea with a protective film. In people with a healthy ocular surface, the mucosal hydration process and the lacrimal glands maintain an optimal balance of salt, water, mucin and proteins. Studies indicate that stimulating P2Y2 receptors with effective compounds can help restore the eye’s innate mucosal defense mechanism on the ocular surface by stimulating the release of natural tear components.

Dry Eye Disease

Dry eye, an ocular surface disease, is the general term for a condition in which abnormalities in the eye’s tear film lead to burning, painful, red, irritated, gritty and dry eyes. These abnormalities are typically characterized by a decrease in tear production, an increase in tear evaporation or the improper mixture of the eye’s tear film components. If left untreated, dry eye disease can result in permanent corneal damage and visual impairment.

The current treatments for dry eye disorders in the major markets consist of artificial tear solutions and lubricant drops. In some cases, small plugs are inserted by physicians in the corner of the eyes to slow tear drainage. Artificial tears, which are available as over-the-counter and, in some countries, as prescription products, provide temporary relief of symptoms, but can also wash out the natural proteins and other components that keep an eye healthy. A new treatment, Restasis™, was recently approved by the FDA and is soon expected to be launched in the United States for the treatment of chronic dry eye disease by our collaborative partner, Allergan. As part of our collaboration, we have rights to co-promote Restasis™ and will receive royalties on sales of the treatment.

We estimate, based on an extrapolation from United States data, that moderate to severe dry eye affects approximately ten million people in the eight major international prescription pharmaceutical markets and can be caused by eye stress, aging, environmental factors, autoimmune disorders and various medications. Because dry eye disease is more prevalent among the elderly and post-menopausal women, this market is expected to grow as populations age. We estimate that, in the eight major international prescription pharmaceutical markets, sales of prescription pharmaceutical products for dry eye treatments exceed $500 million annually.

Retinal Disease

The retina is a layer of sensory tissue that captures and processes visual information, and normally remains attached to the underlying retinal pigment epithelium, or RPE. Breaks or tears in the retina can lead to an influx of fluid into the subretinal space between the retina and RPE, thereby creating a rhegmatogenous retinal detachment. Delayed treatment of this condition can lead to degeneration of light-sensing photoreceptor neurons in the retina and permanent loss of visual acuity.

There are currently no pharmaceutical products approved for the treatment of this type of retinal detachment. Surgical techniques are used to reattach the retina, but visual outcomes following retinal re-attachment surgery are generally poor.

Respiratory

For lungs and upper airways to function normally, airway surfaces must be kept properly hydrated and clear of particles. Airway liquid, including salt and water, is secreted through channels in the membranes of respiratory epithelial cells. Mucus, secreted by goblet cells, traps microorganisms and particulates. Specialized epithelial cells containing cilia beat synchronously to propel the overlying “mucociliary blanket” of salt, water and mucus to the mouth and throat where secretions are swallowed or expelled. This process is the principal mechanism by which the body keeps upper and lower airway surfaces free of dust, pollutants, bacteria, allergens and viruses. Genetic and environmental factors can lead to the breakdowns in the normal process of mucosal hydration and mucociliary clearance that are observed in many respiratory diseases. Studies indicate that stimulating P2Y2 receptors with effective agonists can help restore the respiratory system’s innate defense mechanisms.

Upper Respiratory Disorders

Upper respiratory disorders, such as allergic rhinitis, viral upper respiratory tract infections or “common cold,” influenza, and rhinosinusitis, or “runny nose,” are associated with an impairment in mucociliary clearance in the nasal passages. Although the causes of these disorders is varied, they share a common set of nasal symptoms such as rhinorrhea, nasal congestion/blockage, and post-nasal drip. In these conditions, the mucous membranes of the nose and paranasal sinuses become irritated, leading to symptoms. In some patients, this irritation is sufficient to hinder the normal drainage of the sinuses into the nasal cavity through the sinus ostia, which are tiny openings that allow such drainage to occur, resulting in blockage that may lead to additional impaired ciliary activity, intense pressure/pain, and increased likelihood of infection.

Allergic rhinitis is a disorder triggered by allergic reaction to seasonal allergens (pollens from trees, grasses, weeds, etc.) and/or perennial allergens (mold, dust, animal dander, etc.). There are 23.7 million cases of allergic rhinitis reported annually in the United States; 15.9 million of those cases affect the population under the age of 45. Symptoms of allergic rhinitis include rhinorrhea, nasal congestion/blockage, post-nasal drip, sneezing, itching, and sometimes ocular itching. There are primarily three different classes of drugs that are currently in use to treat allergic rhinitis: topical corticosteroid therapy, antihistamines, and decongestants. These agents provide partial relief from the symptoms of allergic rhinitis and, as a result of their limited effectiveness, are often used in combination.

Non-allergic rhinitis, sometimes known as vasomotor rhinitis, is a condition of unknown cause that is characterized by many of the same symptoms as allergic rhinitis, but is not induced by an allergic process. Patients with non-allergic rhinitis therefore do not respond well to many of the therapies currently used to treat allergic rhinitis. Until very recently, there has been only one prescription product indicated for use in vasomotor rhinitis, and it has been associated with a unpleasant taste which has likely limited its acceptance by patients.

Rhinosinusitis can be either viral or bacterial in origin. Rhinosinusitis affects approximately 37 million Americans, or 14% of the U.S. population; it is more than twice as prevalent as asthma, and results in an estimated $2.4 billion yearly in direct medical costs. It is also a painful disease; prompting 16 million annual outpatient office visits in the U.S. and resulting in significant impairment in patients’ ability to function. The only available prescription treatments for rhinosinusitis are antibiotics which are generally prescribed as a first-line treatment for rhinosinusitis. Currently there are no prescription or non-prescription therapies available that significantly facilitate drainage of the sinuses and increase mucociliary clearance in the upper airways. A therapy that promotes drainage of the sinuses or restores ostial patency would have the potential to relieve the pain, pressure and congestion associated with the disease and may obviate the need for antibiotics in some patients.

The common cold is caused by a variety of common and prevalent viruses. Although colds have a seasonal component, they occur year round, most frequently in children and adults. Colds are an exceedingly common disorder prompting nearly 62 million physician visits by children and adults in the United States annually. The common cold generally lasts 7-10 days; however, a number of patients have lingering symptoms for 14 days or longer. There is only one prescription medication approved in the United States, Atrovent®, to help reduce cold symptoms.

Respiratory Diagnostics

Physicians use microscopic examination of lung cells to diagnose lung cancer and lung infections, including pneumonia and tuberculosis. Effective diagnosis requires the collection of an adequate deep lung specimen, or sputum, which is enriched with material obtained from deep within the lung. Bronchoscopy is an invasive medical procedure that can be performed to obtain a specimen; however, it costs over $1,000 and poses a risk to patients with impaired lung function. The acquisition of sputum, either spontaneously or by induction with inhaled solutions, is a less invasive and less costly alternative for obtaining a deep-lung specimen. Once a specimen is collected, it is tested for the presence of cancerous cells or pathogens associated with lung infections. However, many patients have difficulty producing an adequate specimen spontaneously on their own, which is a key barrier to early and effective diagnosis and treatment.

There are no FDA approved agents currently available to enhance the production of an adequate deep-lung specimen. In an effort to produce a quality specimen, non-approved agents are frequently used, including inhaled solutions such as hypertonic saline, which causes irritation and excessive coughing. Because these agents have limited utility and are often poorly tolerated, pulmonologists and respiratory therapists have expressed a strong interest in a better-tolerated and more effective inhaled agent, which could reduce the need for bronchoscopies.

Our market research, including interviews with pulmonologists and oncologists, indicates that these medical providers often seek to collect deep-lung specimens for the diagnosis of lung cancer and lung infections. With the increase in the occurrence of lung cancer in Japan, the testing of specimens has become an optional component of routine annual physical examinations there. We believe that our agreement with Kirin to develop and commercialize INS316 Diagnostic will position us to capitalize on this potential market.

Cystic Fibrosis

Cystic fibrosis is a life-threatening disease involving a genetic mutation that disrupts the cystic fibrosis transmembrane regulator protein. In healthy individuals, this protein acts as an ion-specific channel that modulates salt and water movement. In cystic fibrosis patients, a defect in this channel leads to poorly hydrated, thickened mucous secretions in the airways, as well as severely impaired mucociliary clearance. Impairments in these vital lung defense mechanisms typically begin in early childhood. Chronic secondary infections invariably occur, resulting in progressive lung dysfunction and deterioration. Cystic fibrosis-induced damage to the respiratory tract accounts for more than 95% of the morbidity and mortality associated with this disease. According to the latest statistics from the U.S. Cystic Fibrosis Foundation, the median life expectancy for patients is 32 years.

The current therapeutic approaches to address cystic fibrosis mainly treat the symptoms, but do not cure the disease, and are aimed at reducing respiratory infections and breaking up thickened mucous secretions that cause airflow obstruction and harbor bacteria. For example, TOBI® is an inhaled antibiotic that treats the infection, and Pulmozyme® is an inhaled protein that breaks up excessive DNA in cystic fibrosis mucus that reduces the thickness and tackiness of the respiratory secretions. While both products are approved for the treatment of cystic fibrosis, neither product is designed to address the underlying ion-transport defect, which results in dehydrated mucus and severely impaired mucociliary clearance.

There are approximately 30,000 diagnosed cystic fibrosis patients in the United States and approximately 75,000 in the eight major international prescription pharmaceutical markets. The average annual cost of medicine to treat a cystic fibrosis patient in the United States exceeds $35,000, and the annual healthcare cost for patients in the United States is over $1 billion. We estimate that in the United States sales of prescription pharmaceutical products to treat cystic fibrosis currently are in excess of $200 million annually.

Inspire’s Solution

Mucosal hydration and mucociliary clearance are natural mechanisms for cleansing and protecting mucosal surfaces and require a coordinated balance of salt, water and mucus. Studies indicate that P2Y2 receptors coordinate these processes, and can be regulated therapeutically by the local delivery of compounds that bind to and stimulate these receptors. We have focused our initial efforts on developing P2Y2 receptor agonists to treat diseases by activating natural process of mucosal hydration and mucociliary clearance.

We believe that molecules that stimulate the P2Y receptor, such as P2Y2 agonists, represent a new pharmacological approach to the treatment of respiratory and eye diseases. Importantly, our product candidates currently in clinical testing can be applied directly to these mucosal surfaces in a topical form such as an intranasal spray, inhaled aerosols and eye drops. These products act and are degraded locally minimizing the potential for systemic side effects. Our current products are designed to address the medical need for effective new products for diseases that involve impairment of mucosal hydration and/or mucociliary clearance on mucosal surfaces. Our principal product candidates are:

Diquafosol tetrasodium (INS365). We are developing diquafosol tetrasodium as an eye drop for dry eye disease. We believe that, by promoting the eyes’ natural defense mechanism, diquafosol tetrasodium can be one of the first FDA approved pharmacologically active agents to treat dry eye, and the first one with this mechanism of action. In pre-clinical testing, our product increased the secretions of natural tear components, which we believe can help restore a natural corneal tear film, reduce dry eye symptoms, help prevent long-term corneal damage, and improve ocular surface health in dry eye sufferers.

INS37217 Intranasal. We are developing INS37217 Intranasal as an intranasal spray treatment for upper respiratory disorders in which mucociliary clearance is impaired. We believe our product may relieve the nasal symptoms associated with multiple disorders by enhancing and/or restoring mucosal hydration and mucociliary clearance. This pharmacologic effect is believed to facilitate the drainage of the nasal passages and sinuses and relieve symptoms. Our first disease target for INS37217 Intranasal is allergic rhinitis.

INS316 Diagnostic. We are developing INS316 Diagnostic as an inhaled product to aid in the diagnosis of lung cancer and lung infection. Based on clinical studies, we believe that INS316 Diagnostic can be an effective acute-use product to enhance the production of adequate deep-lung specimens for diagnostic purposes. As such, we believe our product may facilitate the diagnosis of lung cancer and lung infection and potentially reduce the need for costly and invasive bronchoscopies. The initial NDA would be directed at the lung cancer indication.

INS37217 Respiratory. We are developing INS37217 Respiratory as an inhaled product for the treatment of cystic fibrosis. We believe our product may become the first FDA approved product that mitigates the underlying ion-transport defect in the airways of patients with cystic fibrosis. This product has been granted orphan drug status by the FDA and is also on fast-track review status for its approval. By hydrating airways and stimulating mucociliary clearance, our product may be used early in life to reduce the progression of the disease. The product may improve respiratory symptoms, reduce infections and improve the lung function and overall health status of patients with this disease. The product is expected to be complementary to other currently approved products as it has a distinctly different mechanism of action.

INS37217 Ophthalmic. We are developing INS37217 Ophthalmic as an intra-vitreal injection for retinal disease. We believe that INS37217 Ophthalmic may become the first FDA approved product to be administered as a surgical adjunct to improve visual outcomes following conventional retinal re-attachment surgery. INS37217 Ophthalmic has been shown in preclinical studies to stimulate removal of subretinal fluid, enhance the rates of retinal re-attachment, and improve retinal function following retinal re-attachment.

Our Strategy

Our objective is to become a leading biopharmaceutical company focused on discovering, developing and commercializing new treatments for diseases characterized by deficiencies in the body’s innate defense mechanisms of mucosal hydration and mucociliary clearance, as well as other non-mucosal disorders. While the current clinical programs are based on P2Y2 targets, we are rapidly expanding into other P2Y receptor subtype targets, such as P2Y12 receptor blockers for an anti-platelet indication. In addition, we have several discovery programs outside of the P2Y receptor area. The principal elements of our strategy include:

•	Aggressively Advance Our Product Candidates. Our focus is on rapidly and efficiently discovering, developing and commercializing therapies where current treatments are ineffective and where therapeutic market opportunities exist.

•	Establish Collaborative Relationships with Market Leaders while Selectively Retaining Marketing Rights. In order to maximize global return to us of late-stage development products, we will continue to establish and expand strategic alliances with leading corporations in our target markets. In general, we seek to advance our compounds into later-stage clinical trials before partnering such compounds for rights primarily outside the United States so as to retain maximum economic benefit to us. We plan to selectively retain partial or full commercialization rights to our products in some limited indications in certain countries, primarily the United States. An example is our co-development and co-promotion options under the Allergan agreement for dry eye disease that enables us to retain significant economic benefit from this opportunity.

•	Develop New Products Outside our Proprietary P2Y2 Technology Platform. Our research focus is to discover new pharmaceutical products that expand beyond our P2Y2 receptor technology. We have internal programs and sponsored research and development agreements with universities to discover and develop new pharmaceutical products based on other P2Y subtypes, such as P2Y12 receptors, as well as non-P2Y receptor targets for nonmucosal disorders.

•	Protect and Enhance Our Technology Leadership Position. We have a substantial intellectual property position related to our technology. We intend to continue to pursue an aggressive patent strategy to protect our expanding proprietary discoveries.

Product Development Programs

Diquafosol Tetrasodium (INS365) Treatment for Dry Eye Disease

Diquafosol tetrasodium (INS365 ) is being developed as a topical eye drop for the treatment of dry eye disease. A series of good laboratory practice ocular toxicology studies have been completed to support the ongoing clinical program. In preclinical testing, topically applied diquafosol tetrasodium produced a consistent, statistically significant increase in tear secretion, relative to that produced by normal saline controls. Diquafosol tetrasodium has also enhanced mucin secretion on the ocular surface in several preclinical models. Many of these studies were conducted by our Asian partner, Santen. The preclinical study results were statistically significant in multiple relevant dry eye models.

We have completed one Phase I clinical trial in 50 healthy subjects and demonstrated good ocular safety and tolerability. We also completed a Phase IIa study in 35 patients with mild to moderate dry eye, which showed the product candidate to be well tolerated in the target patient population. In the fall of 2000 we completed a multi-center Phase II clinical trial. This study enrolled 158 patients with dry eye disease. Patients were treated with multiple-daily doses of placebo (saline drops) or diquafosol tetrasodium for up to six weeks. Clinical efficacy measures included both objective and subjective parameters for measuring ocular surface health. The results of this study were positive and based on these results a large-scale Phase III program was initiated in 2001 in the United States. The Phase III program initially included two studies which involved more than 1,100 patients. The studies were placebo-controlled, double-masked and designed to compare the safety and efficacy of two concentrations of diquafosol tetrasodium to placebo. In January 2002, preliminary efficacy results from the first Phase III study indicated that diquafosol tetrasodium did not meet the primary efficacy endpoints. Although patient improvement on diquafosol tetrasodium was observed, patients on placebo showed improvement of similar magnitude. A thorough analysis of the subgroups and secondary parameters from this study revealed efficacy of diquafosol tetrasodium, particularly on ocular surface staining endpoints. The second Phase III study results announced in June of 2002 were positive for the primary objective endpoint and supported by positive results in subjective symptoms, the latter using secondary statistical analyses. In between these two Phase III trial results, a third Phase III trial, now designated a Phase IIIb trial, was initiated using a controlled adverse environment chamber. This Phase IIIb study is ongoing and efficacy results are expected in the second quarter of 2003. This Phase IIIb study is not expected to be incorporated in the NDA but rather will be submitted to the FDA along with the required 120-day safety update.

In December 1998, we entered into a Joint Development, License and Supply Agreement for diquafosol tetrasodium with Santen in Asia. Santen is a premier ophthalmic company and markets the only approved prescription product for dry eye disease in Japan. Santen has filed an IND with Japanese regulatory authorities and plans to begin Phase II testing in Japan in 2003. In June 2001, we entered into a joint license, development and marketing agreement with Allergan for diquafosol tetrasodium. Allergan is a global healthcare company providing eyecare and specialty pharmaceutical products worldwide. See “—Corporate Collaborations.”

INS37217 Intranasal for Upper Respiratory Disorders

INS37217 Intranasal is being developed to treat upper respiratory tract disorders that are characterized by impaired mucociliary clearance and nasal symptoms. We believe that increasing mucosal hydration and mucociliary clearance in the nasal passages with INS37217 Intranasal may be beneficial in treating a variety of upper respiratory conditions. Clinical studies with other P2Y2 agonists such as INS316 have already shown that these agonists open ion channels in the nasal mucosa that hydrate the surface. We expect that INS37217 Intranasal will also demonstrate these effects.

To date, three studies have been completed with INS37217. In these studies, 220 participants including patients with allergic rhinitis and patients with common cold have been treated with a variety of doses of INS37217. In all studies,

INS37217 was well-tolerated. These studies have provided consistent evidence of the pharmacologic effect of INS37217, including evidence of efficacy relative to a placebo nasal spray in both patients with allergic rhinitis and the common cold. A Phase III study is currently ongoing, which compares INS37217 Intranasal to placebo in over 600 patients with allergic rhinitis. We plan to complete this study in the second quarter of 2003.

INS316 for Respiratory Diagnostics Uses

INS316 Diagnostic, a P2Y2 agonist with a short duration of action, is being developed as an acute-use inhaled solution to stimulate enhanced clearance of mucus from the lungs to provide a deep-lung sputum specimen for diagnosing lung disease and infections. We have conducted four clinical trials to evaluate INS316 Diagnostic’s utility as an acute-use agent. These clinical studies have demonstrated that INS316 Diagnostic is well tolerated and appears to enhance the ability of patients to rapidly produce an adequate deep-lung specimen. These studies were conducted in healthy volunteers, as well as chronic smokers and patients with chronic bronchitis who are at a high risk for developing lung cancer and lung infections. Phase II studies in patients diagnosed with or suspected of having lung cancer have now been completed. INS316 Diagnostic has been administered by inhalation to more than 500 patients, and has been well tolerated in these trials. In addition, we have successfully completed genotoxicology and toxicology studies. We believe that INS316 Diagnostic is rapidly degraded in blood and plasma and so has minimal systemic absorption. Therefore, the potential for unwanted side effects is minimized.

These clinical studies have demonstrated that single inhaled doses of INS316 Diagnostic significantly enhance clearing of mucus from the lungs relative to that following administration of normal saline solution. These effects occurred within a few minutes following dosing and were dose-related. When compared to samples from individuals exposed to a placebo, specimens obtained from individuals exposed to INS316 Diagnostic were found to be highly enriched with cell types characteristic of deep-lung secretions, including alveolar macrophages and ciliated epithelial cells.

Based on these encouraging results, we initiated Phase III testing with INS316 Diagnostic in 2001. Our Phase III study is currently ongoing. We intend to conduct an interim futility analysis in the first half of 2003 for this program and depending on the results, we may terminate this program.

In September 2000, we entered into a licensing agreement with Kirin. Pursuant to this agreement Kirin has obtained rights to develop and commercialize INS316 Diagnostic in 21 Asian countries and regions, including Japan. See “—Corporate Collaborations.” Kirin plans to initiate a Phase I study in Japan but is awaiting our Phase III results in the United States before moving ahead with further clinical development plans. Depending on the results of our futility analysis or our Phase III study, Kirin may decide to terminate this agreement.

INS37217 Respiratory for Cystic Fibrosis

INS37217 Respiratory is a second-generation P2Y2 agonist with an extended duration of action. This product is highly stable in the sputum of cystic fibrosis patients, making it an attractive product candidate for this disease. We intend to develop INS37217 Respiratory for cystic fibrosis as a chronic-use agent in an inhaled delivery form. The previous studies we have conducted with INS365 Respiratory in cystic fibrosis patients provide the scientific rationale for the use of INS37217 Respiratory for cystic fibrosis.

INS37217 Respiratory is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired by a genetic defect. By hydrating airways and stimulating mucociliary clearance through stimulation of the P2Y2 receptor, we expect that INS37217 Respiratory will help keep the lungs of cystic fibrosis patients clear of thickened mucus, reducing infections and the damage that occurs as a consequence of the retention of thick and tacky infected secretions. We further believe that these effects may result in reduced frequency and length of hospitalizations, reduced need for antibiotics and other medications, reduced deterioration of lung function, and improved respiratory symptoms and health status. In addition, this product is expected to be complementary with the two approved products, Pulmozyme® and TOBI®, neither of which affects the underlying ion-transport defects in cystic fibrosis airways.

We completed all necessary preclinical studies for initial clinical testing and in the fall of 2000 filed an IND in the United States. We initiated and completed a Phase I clinical trial in late 2000 and a Phase I/II clinical trial for INS37217 Respiratory for cystic fibrosis in mid 2002. The results of the Phase I/II study were presented at the North American Cystic Fibrosis Conference in October

2002. A multi-center Phase II study will be launched with the CFFT in early 2003. This study is funded largely through a collaboration arrangement established with the CFFT in October 2002. Top-line results from the Phase II study are expected by the end of 2003.

Under our agreement with CFFT, they have agreed to fund the majority of the external costs of the Phase II study. As a result, CFFT is responsible for paying, directly to the center coordinating the study, the costs and expenses of the sites and the coordinating center. In the event of FDA approval, we have agreed to pay to CFFT, over a period of six years, an amount equal to a multiple of the total of the costs paid by CFFT plus an agreed upon mark-up, which payment could, in the aggregate, exceed $10 million. Additionally, in the event aggregate sales of the product exceed an agreed upon level during the six year period following receipt of FDA approval, we have agreed to pay CFFT an additional four million dollars, payable over two years.

INS37217 Ophthalmic for Retinal Disease

INS37217 Ophthalmic, a second generation P2Y2 receptor agonist, is being developed as an intra-vitreal injection for the treatment of retinal disease, with rhegmatogenous retinal detachment as an initial indication. In preclinical studies INS37217 Ophthalmic was shown to stimulate the retinal pigment epithelium, or RPE, to pump extraneous fluid out of the subretinal space, thereby enhancing the rate of retinal re-attachment and recovery of retinal function following retinal re-attachment.

In 2001 we initiated a dose-escalating, randomized, double-masked, placebo-controlled Phase I/II clinical study of INS37217 Ophthalmic, given as a single intravitreal injection, in patients with retinal detachment. The study was designed to evaluate the safety and tolerability of INS37217 Ophthalmic, and to evaluate preliminary efficacy of INS37217 Ophthalmic in facilitating retinal re-attachment. Phase I/II results demonstrated that when compared with placebo the drug was well-tolerated and showed clear pharmacological activity in terms of reducing the extent of retinal detachment. A Phase II study is expected to begin in the second half of 2003.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Years Ended December 31, 2002, 2001 and 2000—Costs and Expenses” below for a discussion of the costs and expenses associated with our research and development programs.

Corporate Collaborations

Allergan, Inc.

In June 2001, we entered into a Joint License, Development and Marketing Agreement with Allergan to develop and commercialize two novel therapeutic treatments for dry eye, diquafosol tetrasodium (INS365) and Restasis™. Under the terms of the agreement, Allergan obtained an exclusive license to develop and commercialize diquafosol tetrasodium worldwide, with the exception of Japan and nine other Asian countries covered by Inspire’s agreement with Santen. In return, Inspire will receive royalty payments from Allergan on sales, if any, of both diquafosol tetrasodium and on Allergan’s Restasis™ worldwide, excluding most larger Asian markets. In December 2002, Restasis™ was approved for sale by the FDA and Allergan has indicated that it expects to launch Restasis™ in the United States in the second quarter of 2003. We will be entitled to receive royalties on sales of Restasis™ beginning one year after the launch and have already received a milestone payment under this agreement. The agreement also provides for potential co-promotion by Inspire of diquafosol tetrasodium and Restasis™ and one or more of Allergan’s other marketed products in the United States.

We have established a joint development committee with Allergan to oversee the joint development program and a joint commercial committee to establish the brand strategies and manage the relationship. Under the terms of the agreement, we provide bulk active drug substance through the end of the Phase IIIb study in diquafusol tetrasodium. After Phase IIIb, Allergan is responsible for obtaining or manufacturing all of its bulk active drug substance requirements and for all commercial supply of product.

We are responsible for conducting, in collaboration with Allergan, the Phase III clinical trials for diquafosol tetrasodium for dry eye and for U.S. NDA filing and approval. Allergan is responsible for all other development activities under the agreement, including all development outside the United States and in its territories, and for ex-United States regulatory submissions, filings, and approvals relating to products. Allergan is responsible for all commercial costs except for the cost of our sales force in the United States should we decide to exercise our co-promotion option. Allergan is required to use commercially reasonable efforts to conduct development, seek regulatory approvals and market and sell the products.

The agreement will be in effect until all patents licensed under the agreement have expired. Either Allergan or we may terminate the agreement in the event of a material breach of the agreement. In addition, we have the right to terminate the agreement if we determine, subject to the joint commercialization or committee’s review and arbitration, that Allergan has not made reasonably sufficient progress in the commercialization of our product by giving 180 days prior notice. If Allergan breaches the agreement, becomes insolvent or we terminate for failure to make progress with the commercialization of our product, Allergan’s license will terminate and Allergan must provide us with all data and information relating to our product and must assign or permit us to cross-reference all regulatory filings and approvals.

Kissei Pharmaceutical Co., Ltd.

In September 1998, we entered into a Joint Development, License and Supply Agreement with Kissei for the exclusive development of INS365 Respiratory for all therapeutic respiratory applications, excluding sinusitis and middle ear infection, in Japan. We also granted Kissei a first right to negotiate a license to particular P2Y2 agonists that show utility as inhalation products for respiratory uses in Japan.

We received an up-front payment of $4.5 million in 1998, which included the purchase of shares of our preferred stock, that were subsequently converted into shares of our common stock. In November 2002, based on our decision to terminate the U.S. development program, Kissei notified us of its decision to discontinue development of INS365 Respiratory in Japan. Kissei returned to us all rights to INS365 Respiratory in Japan and the agreement was effectively terminated in November 2002. During the term of the agreement, we received an aggregate of $7.2 million in equity, up-front, milestone and employee reimbursement payments from Kissei. The milestone and up-front payments received under this collaboration were non-refundable.

Santen Pharmaceutical Co., Ltd.

In December 1998, we entered into a Development, License and Supply Agreement with Santen for the development of diquafosol tetrasodium (INS365) for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Asia. Under the agreement, we granted Santen an exclusive license to market diquafosol tetrasodium for ocular surface diseases in Japan, China, South Korea, the Philippines, Thailand, Vietnam, Taiwan, Singapore, Malaysia and Indonesia.

We established a coordinating committee to review and evaluate Santen’s progress in the development and commercialization of products. Santen is responsible for all development, regulatory submissions, filings and approvals, and all marketing of products. We are obligated to supply Santen with its requirements of diquafosol tetrasodium in bulk drug substance form for all preclinical studies, clinical trials and commercial requirements at agreed-upon prices.

Under the terms of the agreement, we received an up-front equity investment of $1.5 million in shares of our preferred stock in December 1998, that were subsequently converted into shares of our common stock. During 2000, we received a milestone payment under the Santen Agreement of $500,000 based on achievement of a regulatory milestone by Santen. In addition, depending on whether all milestones are met, we could receive additional payments of up to $4.25 million, as well as royalties on net sales of licensed products.

The agreement will terminate when all patents licensed under the agreement have expired. Either Santen or we may terminate the agreement if the other materially breaches the agreement. In addition, we have the right to terminate the agreement at any time if we determine, subject to the coordinating committee’s review and arbitration, that Santen has not made reasonably sufficient progress in the development or commercialization of products. If Santen breaches the agreement, or if we terminate the agreement because Santen has not made sufficient progress,

Santen’s license will terminate. Santen will provide us with all data and information relating to our products, and will assign or permit us to cross-reference all regulatory filings and approvals.

Kirin Brewery Co., Ltd. Pharmaceutical Division

In September 2000, we entered into a License Agreement with Kirin for the development and commercialization of INS316 Diagnostic. Under the agreement we granted Kirin an exclusive license to commercialize INS316 Diagnostic in 21 Asian countries and regions, including Japan.

We established a coordinating committee to review and evaluate Kirin’s progress in the development and commercialization of the product and to provide input and recommendations regarding development of the product. Kirin is responsible for all development, regulatory submissions, filings and approvals, and all marketing of the product. We are responsible for providing Kirin copies of preclinical and clinical data relating to the development and commercialization of the product within 30 days after any such information becomes available. Under the terms of the agreement, we received an up-front payment in cash and will receive milestone payments based on clinical success and approval.

The agreement will terminate as to a product on the later of the 10th anniversary of the first commercial sale of the product or the date on which the sale of the product ceases to be covered by a license clause under the agreement. Either Kirin or we may terminate the agreement if the other materially breaches the agreement. In addition, Kirin has the right, by giving us 180 days prior notice, to terminate the agreement at any time.

Cystic Fibrosis Foundation Therapeutics, Inc.

In October 2002, we entered a collaboration with CFFT, a non-profit drug development affiliate of the Cystic Fibrosis Foundation, for the funding of a Phase II study in INS37217 Respiratory for the treatment of cystic fibrosis. Under the agreement CFFT will provide the majority of funding of external costs for a Phase II trial of INS37217 Respiratory in exchange for post-commercialization milestone payments. As of December 31, 2002, no such funding has been provided.

The trial was designed in collaboration with the CFFT and the Therapeutics Development Network. We will be working with the Therapeutics Development Network and its coordinating center in conducting the study. The agreement will terminate no later than the expiration of all payment obligations under the agreement. Either CFFT or we may terminate the agreement if the other materially breaches the agreement.

Discovery

Our scientists have specific expertise and proprietary knowledge relating to the design and synthesis of P2Y receptor agonists and antagonists. We have invested in state-of-the-art equipment and laboratory space for performing synthetic chemistry, determination of compound structure and receptor location and function identification. Our discovery effort is focused on conducting studies using cell-based scientific tests that measure biological activities caused by stimulation or blocking of P2 receptors, to identify new compounds that specifically and selectively bind to members of the P2 receptor family. These tests enable us to identify agonists and antagonists that act at specific receptor subtypes and demonstrate a level of specificity and activity that merits further investigation. We use data from these tests to design and synthesize compounds specific to each P2 receptor subtype that can be advanced to clinical trials.

By screening against several P2 receptor subtypes, we have been able to identify agonists and/or antagonists that interact preferentially with a specific receptor subtype. Several proprietary discovery compounds, including new chemical entities, with promising stability and metabolic profiles are being actively explored. We intend to conduct further preclinical development studies to advance such proprietary compounds to project status, if appropriate. These compounds will then be targeted to the treatment of new disease areas, as identified through our strategic planning process.

Additionally, we signed a fee-for-service agreement with Discovery Partners International in August 2002 in our P2Y12 antagonist program. This collaboration allows for efficient and cost-effective lead optimization of compounds that may be important in the treatment of cardiovascular diseases. P2Y12 receptors are known to be involved in the aggregation of platelet cells in the blood, and offer opportunities for new therapies in the treatment of cardiovascular diseases.

We obtain access to chemical libraries through our own proprietary chemistry, commercial sources and corporate agreements. The chemicals are screened for both agonist and antagonist activity. Our chemistry department also assists in the development of analytical protocols used by contract service organizations for analysis of a drug substance, clinical trial material and drug stability studies which will be incorporated into IND and NDA filings.

We use sponsored research agreements to investigate specific biological processes to augment our technology platform. We have sponsored research agreements at major universities.

Patents and Proprietary Rights

We believe that the proprietary protection of our product candidates, processes and know-how is important to the success of our business. We aggressively file and prosecute patents covering our proprietary technology, and, if warranted, will defend our patents and proprietary technology. As of December 31, 2002, we owned or licensed patent rights consisting of 34 issued U.S. patents, none of which expire before 2011, and numerous pending applications in the United States and corresponding patents and patent applications in foreign jurisdictions. We seek patent protection for our proprietary technology and products in the United States and Canada and in key commercial European and Asia/Pacific countries and other major commercial sectors of the world, as appropriate. We intend to seek trademark protection in the United States and foreign countries, as appropriate. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

In March 1995, September 1998, and January 2002, we entered into three agreements with UNC granting us exclusive worldwide licenses to develop, make, use and sell products based on UNC patented technology relating to the use of P2Y receptor agonists and antagonists for respiratory therapeutics, such as INS365 Respiratory; respiratory diagnostics, such as INS316 Diagnostic; and prevention of platelet aggregation. The term of each of the UNC exclusive licenses is based upon the duration of the patents covered by each of these agreements. The U.S. government may have limited rights in some of this UNC patented technology. We also entered into a fourth agreement that granted us a non-exclusive worldwide license to use other UNC patented technology as a research tool to identify agonists and antagonists for P2Y receptors. The agreements require us to pay licensing fees upon the attainment of development milestones and royalties on net sales or a share of sublicensing income on products covered by the patents. We are also required to meet due diligence milestones and UNC may terminate the licenses if we fail to do so. In connection with the licenses, we issued to UNC an aggregate of 326,286 shares of our common stock, of which 128,610 shares have been transferred to the inventors of the licensed UNC patented technology. We have also entered into consulting agreements with some of the inventors of these technologies, all of whom are from UNC, including Dr. Richard C. Boucher, one of our founders and a member of our Board of Directors, Dr. M. Jackson Stutts, Dr. Kendall Harden and Dr. Michael Knowles, in which they agree to consult with us regarding their respective fields of knowledge.

Additional patent applications have since been filed on discoveries made in support of such technologies, from research conducted at UNC or in our own laboratories. Our sponsored research agreements, material transfer agreements, and other collaborations have the potential to result in license agreements with universities, institutes and businesses. We believe that our patents and licensed patents provide a substantial proprietary base that will allow us, and our collaborative partners, to exclude others from conducting our business as described in this report and as encompassed by our issued patents and issued patents licensed to us. We cannot be sure, however, that pending or future applications will issue, that the claims of any patents which do issue will provide any significant protection of our technology or that our directed discovery research will yield compounds and products of therapeutic and commercial value.

Our competitors or potential competitors may have filed for, or have received, U.S. and foreign patents and may obtain additional patents and proprietary rights relating to compounds, uses and/or processes which may compete with our product candidates. Accordingly, there can be no assurance that our patent applications will result in patents being issued or that, if issued, the claims of the patents will afford protection against competitors with similar technology, nor can we be sure that others will not obtain patents that we would need to license or circumvent in order to practice our inventions.

Manufacturing and Supply

We do not currently engage in, and do not expect to engage in, the manufacture of bulk active pharmaceutical ingredient for preclinical, clinical or commercial purposes. We rely on a contract manufacturing supply arrangement with a single manufacturer, Yamasa Corporation located in Choshi, Japan, for the development stage production of INS316, diquafosol tetrasodium (INS365) and INS37217. We have already obtained clinical trial grade batches of these compounds from Yamasa. In addition, we expect that this same company will supply commercial quantities of INS316, diquafosol tetrasodium and INS37217 for both respiratory and ophthalmic applications. Although we have identified alternative sources for product candidates, we presently depend on Yamasa as the sole manufacturer of our supply of active pharmaceutical ingredients for our product candidates. See “Risk Factors—Since we currently rely on a sole supplier to manufacture the bulk active pharmaceutical ingredients of our product candidates, any production problems could adversely affect us.”

In addition to the bulk active pharmaceutical ingredient, our products incorporate pharmacopeial grade excipients such as sodium chloride, sodium hydroxide and hydrochloric acid, all of which are readily available from numerous sources. Many of our products are packaged in unit-dose blow-fill-seal vials, which are manufactured by Cardinal Health Manufacturing Services—Automatic Liquid Packaging of Woodstock, Illinois, but similar vials are also available from other commercial filling and packing companies. In addition to unit-dose vial packaging, we also administer our products as metered-dose nasal sprays and intravitreal injections. The metered-dose nasal pump delivery system is comprised of a plastic bottle manufactured by Createchnic AG of Nuerensdorf, Switzerland and a nasal spray pump manufactured by Pfeiffer GmbH of Radolfzell, Germany. The intravitreal injections have been manufactured by SP Pharmaceuticals of Albuquerque, NM using standard glass vials and rubber stoppers. In the case of both the nasal spray and intravitreal injection products, alternate sources of both components and manufacturing sites are available.

Competition

Many pharmaceutical companies engage in research and development to commercialize products to treat allergic rhinitis, cystic fibrosis, dry eye disease and other diseases that we are researching. We compete with these companies for funding, access to licenses, personnel, third-party collaborators and product development. Almost all of these companies have substantially greater financial, marketing, sales, distribution and technical resources and more experience in research and development, clinical trials and regulatory matters, than we do. We are aware of existing palliative treatments that will compete with our products.

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

There are two products approved in the United States specifically for the treatment of cystic fibrosis: Pulmozyme®, an agent designed to break up thickened airway secretions, and TOBI®, an inhaled antibiotic. A recent study presented at the North American Cystic Fibrosis Conference demonstrated clinical benefit with Zithromax®, an oral antibiotic. Although Zithromax® has not been officially approved for use in cystic fibrosis, it has been added to the treatment regimen in patients with evidence of airway infection.

The current prescription and non-prescription treatments for dry eye disease include artificial tear replacement therapy or lubricant drops. The FDA approved Restasis™ in December of 2002 for patients with keratoconjunctivitis sicca (chronic dry eye disease-CDED) whose tear production is presumed to be suppressed due to ocular inflammation. To our knowledge diquafosol tetrasodium (INS365) is the only prescription pharmacological agent in late-stage clinical trials for dry eye. We are aware of early clinical trials with various other potential products as possible alternative modes of therapy.

There are no prescription or over-the-counter therapies available to treat allergic rhinitis, non-allergic rhinitis, the common cold, or rhinosinusitis that relieve symptoms in the nasal passages by enhancing and promoting mucociliary clearance. Other therapies for these conditions include antihistamines, antibiotics, decongestants, anti-inflammatory corticosteroids and products containing zinc for the common cold. There are numerous antihistamines, decongestants, and topical intranasal corticosteroids on the market. There are also antivirals in clinical development to treat colds.

Governmental Regulation

The research, development, testing, manufacture, promotion, marketing and distribution of human therapeutic and diagnostic products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs and diagnostic products and similar regulatory bodies exist in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

•	preclinical laboratory tests, preclinical studies in animals and formulation studies and the submission to the FDA of an IND for a new drug;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication;

•	the submission of an NDA to the FDA; and

•	FDA review and approval of the NDA before any commercial sale or shipment of the drug.

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

Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. During Phase I, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to:

•	assess the efficacy of the drug in specific, targeted indications;

•	assess dosage tolerance and optimal dosage; and

•	identify possible adverse effects and safety risks.

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

Outside the United States, our ability to market our products will also depend on our receipt of marketing authorizations from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union procedures are available to companies wishing to market a product in more than one member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process, including those in Europe and Japan, involves all of the risks associated with FDA clearance discussed above.

Employees

As of December 31, 2002, we had 54 full-time employees, 19 of whom were involved in our drug discovery and preclinical programs, 22 of whom were engaged in development programs, and 13 of whom were involved in administrative activities. In addition, we utilize part-time employees and outside contractors and consultants as needed. Employees are required to execute confidentiality and assignment of intellectual property agreements. Our employees are not represented by a labor union.

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

Richard Boucher, M.D. and Benjamin R. Yerxa, Ph.D. are Co-Chairmen of the Scientific Advisory Board. See “Management—Executive Officers and Directors.”

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

Geoffrey Burnstock, D.Sc. is Director, Autonomic Neuroscience Institute, and Professor, Department of Anatomy and Developmental Biology, Royal Free Hospital School of Medicine. He originally conceived the idea of purinergic nerves and receptors for extracellular adenine nucleotides and he is a leading researcher of the purinergic receptor field. He is the recipient of many international awards and is a fellow of the Royal Society.

Mark Leppert, Ph.D. is Associate Professor, Eccles Institute of Human Genetics, University of Utah. He is a geneticist/molecular biologist and a central figure in the internationally recognized University of Utah human genome effort. His particular interest is mapping human diseases to define the molecular basis of human disease.

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

Internet Information

Our internet site is located at www.inspirepharm.com. Copies of our reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K may be accessed from our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission.

RISK FACTORS

This annual report on Form 10-K, including documents that we incorporate by reference, contain forward-looking statements that involve risks and uncertainties such as statements of our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by any forward-looking statements, including, without limitation, the risk factors listed below and in any other documents filed by us with the Securities and Exchange Commission.

If our products are not safe or we are not able to demonstrate efficacy, we will be unable to obtain FDA or foreign regulatory approval and will not be able to sell those products.

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. We have not submitted any products for marketing approval by the U.S. Food and Drug Administration, or FDA, or any other regulatory body. In October 2002, we announced our intention to file a New Drug Application, or NDA, for diquafosol tetrasodium (INS365) for dry eye based upon the safety and efficacy data from our completed Phase II and III clinical trials. We have held a pre-NDA meeting with the FDA and expect to file this NDA in 2003. Even if the NDA is filed, there is no guarantee that the FDA will approve our application and allow us to begin selling diquafosol tetrasodium in the United States. Even if we do receive FDA approval for the application, we and Allergan may not be able to successfully commercialize diquafosol tetrasodium in the United States.

With the exception of our five product candidates in clinical trials, diquafosol tetrasodium, INS37217 Intranasal, INS316 Diagnostic, INS37217 Respiratory and INS37217 Ophthalmic, all of our remaining product candidates are in research or pre-clinical development. A substantial amount of work will be required to advance these candidates to clinical testing. Except with respect to diquafosol tetrasodium for dry eye, we will have to conduct significant additional development activities and non-clinical and clinical tests, and obtain regulatory approval before these product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. We intend to conduct an interim futility analysis in the first half of 2003 for the INS316 Diagnostic program and if the analysis yields negative findings we will likely terminate the program. The results of pre-clinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our ongoing clinical studies might be delayed or halted for various reasons, including:

•	the drug is not effective, or physicians think that the drug is not effective;

•	the drug effect is not statistically significant compared to placebo;

•	patients experience severe side effects during treatment;

•	patients die during the clinical study because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

•	patients do not enroll in the studies at the rate we expect; or

•	we decide to modify the drug during testing.

The introduction of our products in foreign markets will subject us to foreign regulatory clearances, which may be unpredictable and uncertain, and which may impose substantial additional costs and burdens which we or our partners in such foreign markets may be unwilling or unable to pay. As with the FDA, foreign regulatory authorities must be satisfied that adequate evidence of safety, quality, and efficacy of the product has been presented before marketing authorization is granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval and approval by the FDA does not ensure approval by other countries.

Because our product candidates utilize a new mechanism of action and in some cases there are no regulatory precedents, designing clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any marketing of our products.

To complete successful clinical trials, our products must meet the criteria for clinical approval, or endpoints, which we establish for the product in the clinical study. Generally, we will establish these endpoints in consultation with the FDA, following its clinical trial design guidelines on the efficacy, safety and tolerability measures required for approval of products. However, since our products are based on our novel P2Y2 receptor technology, and some of the diseases we are researching do not have products that have been approved by the FDA, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our products for approval. The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in study design, additional data or even further clinical trials before granting approval of our product candidates. We could encounter delays and increased expenses in our clinical trials if the FDA determines that the endpoints established for a clinical trial do not predict a clinical benefit. To the best of our knowledge, no P2Y2 products have received marketing approval from the FDA. The FDA may elect to hold an advisory panel meeting while considering our NDA, as it will be the first product with this mechanism of action submitted to the FDA. Any such meeting could result in delays in the approval process.

Other than diquafosol tetrasodium (INS365), none of our products have successfully completed Phase III clinical trials. We cannot apply for regulatory approval to market a product candidate until we successfully complete Phase III clinical trials for a product.

After initial regulatory approval, the FDA continues to review a marketed product and its manufacturer. They may require us or our partners to conduct long-term safety studies after approval. Discovery of previously unknown problems through adverse event reporting may result in restrictions on the product, including withdrawal from the market. Additionally, we and our officers and directors could be subject to civil and criminal penalties.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product development.

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses exceeded $34 million in the fiscal year ended December 31, 2001 and exceeded $30 million in the fiscal year ended December 31, 2002. We anticipate that our operating expenses in 2003 will be at least similar to our 2002 operating expenses, unless we curtail our operations. In the event we raise additional capital during 2003, either by successfully concluding a public offering or a private placement or otherwise, our operating expenses will likely increase to provide for greater research and development. Our cash, cash equivalents and short-terms investments totaled only approximately $31.1 million on December 31, 2002. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

•	the progress of our research programs;

•	the number and breadth of these programs;

•	our ability to attract collaborators for our products and establish and maintain those relationships;

•	achievement of milestones under our existing collaborations with Allergan, Santen and Kirin;

•	progress by our collaborators;

•	the level of activities relating to commercialization rights we retain in our collaborations;

•	competing technological and market developments;

•	the costs involved in enforcing patent claims and other intellectual property rights; and

•	the costs and timing of regulatory approvals.

We are relying on the CFFT to fund the majority of the external costs of our Phase II trial for the treatment of cystic fibrosis. We are also relying on Allergan and the proceeds of this offering for significant funding in support of our development efforts. In addition, our capital requirements will depend upon:

•	the receipt of royalty payments from Allergan on sales of Restasis™;

•	our ability to obtain approval from the FDA for our first product candidate, diquafosol tetrasodium;

•	upon any such approval, the ability of Inspire together with our marketing partner Allergan to generate sufficient sales of the product; and

•	royalties from Santen and Kirin and payments from future collaborators.

In the event that Allergan’s sales goals for Restasis™ are not fulfilled and/or we do not receive timely regulatory approvals, we may need substantial additional funds to fully develop, manufacture, market and sell all of our other potential products. We may seek such additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development.

Allergan’s failure to successfully market and commercialize both Restasis™ and, if approved by the FDA, our diquafosol tetrasodium product will limit our revenues.

In December 2002 Allergan’s Restasis™ was approved for sale by the FDA. Allergan has indicated that it expects to launch Restasis™ in the United States in the second quarter of 2003. We will be entitled to receive royalties on sales of Restasis™ beginning one year after the launch. Under our agreement with Allergan, Allergan is primarily responsible for marketing Restasis™ and, in the event of FDA approval, our diquafosol tetrasodium product. The commercial success of both Restasis™ and diquafosol tetrasodium will partly depend on the scope of the launch into the United States and other major, ex-Asia, pharmaceutical markets, ongoing promotional activities, a knowledgeable sales force and adequate market penetration. If Allergan is not able to successfully commercialize Restasis™, or fails to successfully market our diquafosol tetrasodium product in the event of approval, our revenues will be adversely affected.

Our common stock price has been highly volatile and your investment in our stock may decline in value.

The market price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	announcements made by us concerning results of our clinical trials with diquafosol tetrasodium, INS37217 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS37217 Intranasal and any other product candidates;

•	changes in government regulations;

•	regulatory actions;

•	changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators, including our agreements with Allergan, Santen and Kirin;

•	developments concerning proprietary rights including patents by us or our competitors;

•	variations in our operating results;

•	terrorist attacks;

•	military actions; and

•	litigation.

Extreme price and volume fluctuations occur in the stock market from time to time that can particularly affect the prices of biotechnology companies. These extreme fluctuations are sometimes unrelated to the actual performance of the affected companies. The following table sets forth, for the calendar periods indicated, the range of high and low closing sale prices for our common stock on the Nasdaq National Market:

2001	High	Low
First Quarter	$24.31	$6.00
Second Quarter	$15.22	$6.63
Third Quarter	$13.72	$6.99
Fourth Quarter	$15.17	$8.00

2002
First Quarter	$16.29	$2.01
Second Quarter	$ 4.50	$2.05
Third Quarter	$ 4.20	$2.86
Fourth Quarter	$ 9.79	$2.71

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net losses of $24.7 million for the year ended December 31, 2002, $23.1 million for the year ended December 31, 2001 and $14.6 million for the year ended December 31, 2000. As of December 31, 2002, our accumulated deficit was approximately $95.7 million. We expect to incur additional significant operating losses over the next several years and expect cumulative losses to increase in the near-term due to expanded research and development efforts, pre-clinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

•	timing of regulatory approvals and commercial sales of our product candidates;

•	the level of patient demand for our products;

•	timing of payments to and from licensors and corporate partners; and

•	timing of investments in new technologies and commercial capability.

To achieve and sustain profitable operations, we must, alone or with others, develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell our products. The time frame necessary to achieve market success is long and uncertain. We do not expect to generate revenues from sales of our products or any licensed products until the second quarter of 2004, if at all. We may not generate sufficient product revenues to become profitable or to sustain profitability. If the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations, The University of North Carolina at Chapel Hill may terminate our agreements with them.

Our INS316 Diagnostic clinical development program depends on two exclusive licenses and one non-exclusive license from UNC. We also hold licenses for INS365 for respiratory diseases and a P2Y12 receptor program for a cardiovascular indication; but are not currently conducting any programs in the clinic under these licenses. If we fail to meet performance milestones relating to the timing of regulatory filings or pay the minimum annual payments under our respective UNC licenses, UNC may terminate the applicable license. The termination of one or more of these license agreements will prohibit us from completing the development of INS316 Diagnostic and adversely effect any programs in our pipeline based on the technology licensed from UNC. In addition, if UNC were to relicense some or all of the technologies currently covered by our licenses, competitors could develop products that compete with ours.

In addition, it may be necessary in the future for us to obtain additional licenses from UNC or other third parties to develop future commercial opportunities or to avoid infringement of third party patents. We do not know the terms on which such licenses may be available, if at all.

Since we currently rely on a sole supplier to manufacture the bulk active pharmaceutical ingredients of our product candidates, any production problems could adversely affect us.

We have relied upon supply agreements with third parties for the manufacture and supply of the bulk active pharmaceutical ingredients of our product candidates for purposes of pre-clinical testing and clinical trials. While we have used several different suppliers for INS316, we currently rely on Yamasa Corporation for its production. We presently also depend upon Yamasa as the sole manufacturer of our supply of pharmaceutical active ingredients for our other product candidates and intend to contract with Yamasa, as necessary, for commercial scale manufacturing of our products. Although we have identified alternate sources for these supplies, it would be time consuming and costly to qualify these sources. Under our current agreements, either Yamasa or Inspire may terminate our supply arrangement, without cause, by giving 180 days prior notice. If Yamasa were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

If we are unable to contract with third parties for synthesis and manufacturing of product candidates for pre-clinical testing and clinical trials and for large scale manufacturing of any of our finished products, we may be unable to develop or commercialize products.

We have no experience or capabilities in large scale commercial manufacturing of any of our product candidates in finished form or any experience or capabilities in the manufacturing of pharmaceutical products generally. We do not currently expect to engage directly in the manufacturing of products, but instead intend to contract with third parties to manufacture our finished products. With the exception of Santen, for which we are required to supply bulk active pharmaceutical ingredient, all of our partners are responsible for making their own arrangements for the manufacture of our products, including arranging for manufacture of bulk active pharmaceutical ingredient. Our dependence upon third parties for the manufacture of finished products that remain unpartnered may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished products may adversely affect our revenues. If we, or our, partners are unable to engage or retain third party manufacturers on commercially acceptable terms, our products may not be commercialized as planned. Our strategy of relying on third parties for manufacturing capabilities presents the following risks:

•	the manufacturing processes for most of our product candidates have not been tested in quantities needed for commercial sales;

•	delays in scale-up to commercial quantities and any change to a manufacturer could delay clinical studies, regulatory submissions and commercialization of our products;

•	manufacturers of our products are subject to the FDA’s good manufacturing practices regulations and similar foreign standards and we do not have control over compliance with these regulations by third-party manufacturers;

•	if we need to change manufacturers, FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturers would have to be educated in the processes necessary for the production of our product candidates;

•	without satisfactory long-term agreements with manufacturers, we will not be able to develop or commercialize our product candidates as planned or at all;

•	we may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates; and

•	if we are unable to engage or retain an acceptable third party manufacturer for any of our product candidates, we would either have to develop our own manufacturing capabilities or delay the development of such product candidate.

If we are unable to supply Santen with sufficient quantities of materials we may breach our agreement with such party.

We are currently a party to a development, license and supply agreement with Santen, under which we granted a license to develop and market diquafosol tetrasodium (INS365). Generally, the agreement requires us to supply Santen with sufficient quantities of bulk active pharmaceutical ingredient for the purpose of commercial distribution. We will need to establish, alone or with third parties, a commercial manufacturing process for such bulk active pharmaceutical ingredient. Our inability to successfully manufacture commercial quantities of the product could result in our breach of the terms of our agreement Santen which could adversely affect our financial condition and operations.

Our dependence on collaborative relationships may lead to delays in product development, lost revenues and disputes over rights to technology.

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have development collaborations with Santen and Kirin and a development and commercialization collaboration with Allergan. The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Kirin has the right to terminate our license agreement, without cause, by giving us 180 days prior notice or, if we breach the agreement, Kirin may terminate immediately, if we fail to: (i) cure the breach, within 60 days of notice of the breach; or (ii) if such breach cannot be cured within 60 days, commence diligent efforts to cure the breach. If, following our interim futility analysis of the INS316 Diagnostic program, we decide to terminate the program, Kirin will likely decide to terminate our license agreement. Allergan and Santen may immediately terminate their agreements with us if we breach the applicable agreement and fail to cure the breach within sixty (60) days of being notified of such breach. If we do not maintain the Allergan, Santen or Kirin collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us.

Our current or any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market products on our own in all global markets. As a result, we will continue to depend on collaborators and contractors for the pre-clinical study and clinical development of therapeutic products and for manufacturing and marketing of products which result from our technology. Our agreements with collaborators typically allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the pre-clinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our research programs.

We intend to rely on Allergan for significant funding in support of our development efforts and, to a lesser extent, Santen, Kirin and fees from future collaborators. If Allergan reduces or terminates its funding, we will need to devote additional internal resources to product development, scale back or terminate certain research and development programs or seek alternative collaborators. We are relying on the CFFT to fund the majority of the external costs of our Phase II trial for the treatment of cystic fibrosis.

Disputes may arise in the future over the ownership of rights to any technology developed with collaborators. These and other possible disagreements between us and our collaborators could lead to delays in the collaborative development or commercialization of therapeutic or diagnostic products. Such disagreement could also result in litigation or require arbitration to resolve.

We may not be able to successfully compete with other biotechnology companies and established pharmaceutical companies.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. These competitors include Alcon, AstraZeneca, Aventis, Boehringer Ingelheim, Chiron, Genentech, GlaxoSmithKline, Novartis, Pfizer and Schering-Plough. Most of these competitors have greater financial and other resources than we or our collaborative partners, including larger research and development staffs and more experienced marketing and manufacturing organizations.

In addition, some of our competitors have greater experience than we do in conducting pre-clinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market products. Drugs resulting from our research and development efforts, or from our joint efforts with our collaborative partners, may not compete successfully with competitors’ existing products or products under development.

Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. Academic and government institutions have become increasingly aware of the commercial value of their research findings and are more likely to enter into exclusive licensing agreements with commercial enterprises to market commercial products. Many of our competitors have far greater resources than we do and may be better able to afford larger license fees and milestones attractive to those institutions. Our competitors may also develop technologies and drugs that are safer, more effective, or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. Current products marketed to treat cystic fibrosis include Pulmozyme® and TOBI®. Primary treatments for dry eye disease currently involve artificial tear replacement drops. Current treatments for colds, allergic rhinitis and rhinosinusitis include antihistamines, antibiotics, decongestants and anti-inflammatory steroids, such as Flonase® and Nasonex®. In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete.

We intend to rely on third parties to market, distribute and sell our products and those third parties may not perform.

We do not yet have the ability to market, distribute or sell our products ourselves and intend to rely on experienced third parties to perform, or assist us in the performance of, all of those functions. We may not identify acceptable partners or enter into favorable agreements with them. If third parties do not successfully carry out their contractual duties, meet expected sales goals, maximize the commercial potential of our products or if we do not enter an agreement with a corporate partner who has the experience and resources to perform these roles, we may be required to hire our own staff and a sales force. We have limited experience in developing, training or managing a sales force. We will incur substantial additional expenses if we have to develop, train and manage these business activities. We may be unable to build a sales force and the costs of establishing a sales force may exceed our product revenues. Our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many companies that currently have extensive and well-funded marketing and sales operations. Any marketing and sales efforts we make may be unsuccessful against these companies.

Failure to hire and retain key personnel may hinder our product development programs and our business efforts.

We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our Chief Executive Officer and director, and Gregory J. Mossinghoff, our President and director. If either of these people leaves us, we may have difficulty conducting our operations. We have not entered into agreements with either of the above members of our management and scientific staff that bind them to a specific period of employment. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

If our patent protection is inadequate, the development and any possible sales of our product candidates could suffer or competitors could force our products completely out of the market.

Our business and competitive position depends on our ability to continue to develop and protect our products and processes, proprietary methods and technology. Except for patent claims covering new chemical compounds, most of our patents are use patents containing claims covering methods of treating disorders and diseases by administering therapeutic chemical compounds. Use patents, while providing adequate protection for commercial efforts in the United States, may afford a lesser degree of protection in other countries due to their patent laws. Besides our use patents, we have patents covering pharmaceutical formulations and patent applications covering processes for large-scale manufacturing. Many of the chemical compounds included in the claims of our use patents, formulation patents and process applications were known in the scientific community prior to our formation. None of our patents cover these previously known chemical compounds themselves, which are in the public domain. As a result, competitors may be able to commercialize products that use the same chemical compounds used by us for the treatment of disorders and diseases not covered by our use patents. In such a case, physicians, pharmacies and wholesalers could possibly substitute these products for our products. Such substitution would reduce our revenues.

If we must defend a patent suit, or if we choose to initiate a suit to have a third party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. We believe that there may be significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. While we are not aware of any patent that we are infringing, nor have we been accused of infringement by any other party, other companies currently have, or may acquire, patent rights which we might be accused of infringing. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others, or we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine the priority of invention of any of our technologies.

Our ability to develop sufficient patent rights in our pharmaceutical, biopharmaceutical and biotechnology products to support commercialization efforts is uncertain and involves complex legal and factual questions. For instance, while the USPTO has recently issued guidelines addressing the requirements for demonstrating utility for biotechnology inventions, USPTO examiners may not follow these guidelines in examining our patent applications. If we have to appeal a decision to the USPTO’s Appeals Board for a final determination of patentability we could incur substantial legal fees.

Because we rely upon trade secrets and agreements to protect some of our intellectual property, there is a risk that unauthorized parties may obtain and use information that we regard as proprietary.

We rely upon the laws of trade secrets and non-disclosure agreements and other contractual arrangements to protect our proprietary compounds, methods, processes, formulations and other information for which we are not seeking patent protection. We have taken security measures to protect our proprietary technologies, processes, information systems and data, and we continue to explore ways to further enhance security. However, despite these efforts to protect our proprietary rights, unauthorized parties may obtain and use information that we regard as proprietary. Employees, academic collaborators and consultants with whom we have entered confidentiality and/or non-disclosure agreements may improperly disclose our proprietary information. In addition, competitors may, through a variety of proper means, independently develop substantially the equivalent of our proprietary information and technologies, gain access to our trade secrets, or properly design around any of our patented technologies.

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

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering the products. INS37217 Intranasal is administered as a nasal spray. Some patients may find the spray difficult to administer. Diquafosol tetrasodium (INS365) for the treatment of dry eye disease is applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in their licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, with respect to such a multi-dose formulation for use in the remainder of the world. INS37217 Ophthalmic is administered through an intraocular injection. It may be beneficial to patients to a have a sustained delivery device. We have not yet established a plan for a sustained delivery device for certain indications such as for chronic use. Similar challenges exist in identifying and perfecting convenient methods of administration for many of our other product candidates.

If third party payors will not provide coverage or reimburse patients for any products we develop, our ability to derive revenues will suffer.

If government and health administration authorities, private health insurers and other third party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be reduced. Reimbursement for newly approved health care products is uncertain. Third party payors, such as Medicare, are increasingly challenging the prices charged for medical products and services. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products. In the United States, a number of legislative and regulatory proposals aimed at changing the health care system have been proposed in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on pharmaceutical pricing. While we cannot predict whether legislative or regulatory proposals will be adopted or what effect those proposals or managed care efforts, including those relating to Medicare payments, may have on our business, the announcement and/or adoption of such proposals or efforts to do so could increase our costs and reduce or eliminate profit margins. Third party insurance coverage may not be available to patients for any products we discover or develop. In various foreign markets, pricing or profitability of medical products is subject to government control.

Our operations involve a risk of injury from hazardous materials, which could be very expensive to us.

Our research and development activities involve the controlled use of hazardous materials and chemicals. We cannot completely eliminate the risk of accidental contamination or injury from these materials. If such an accident were to occur, we could be held liable for any damages that result and any such liability could exceed our resources. In addition, we are subject to laws and regulations governing the use, storage, handling and disposal of these materials and waste products. The costs of compliance with these laws and regulations are substantial.

Our commercial insurance policy includes only $25,000 of coverage designated for pollutant clean-up and removal. Our general liability and commercial lines umbrella policies collectively provide coverage in the amounts of $5 million, per occurrence and in the aggregate. The cost of these policies is significant and there can be no assurance that we will be able to maintain these policies at the indicated coverage amounts. Furthermore, even if we are able to maintain these policies, they may not be sufficient to cover claims made with respect to our use of hazardous materials and chemicals.

Use of our products may result in product liability claims for which we may not have adequate insurance coverage.

Clinical trials or manufacturing, marketing and sale of our potential products by our collaborative partners may expose us to liability claims from the use of those products. Although we carry clinical trial liability insurance, we currently do not carry product liability insurance. Although we intend to review our need for product liability insurance from time-to-time, we do not currently intend to carry product liability insurance with respect to either diquafosol tetrasodium (INS365) for the treatment of dry eye disease or Restasis™. We, or our collaborators, may not be able to obtain or maintain sufficient insurance, if any. If we can, it may not be at a reasonable cost. We do not have sufficient financial resources to self-insure and it is unlikely that we will be able to do so for the foreseeable future. If we cannot, or are unable otherwise to protect against potential product liability claims, we may find it difficult or impossible to commercialize the products we or our collaborators develop. If claims or losses exceed our liability insurance coverage, we may go out of business.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of December 31, 2002, our directors, executive officers and current 5% stockholders and their affiliates beneficially own over 39% of Inspire’s outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our amended and restated certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales by certain stockholders into the public market may cause our stock price to decline.

Future sales of our common stock by certain of our current stockholders into the public market could cause the market price of our stock to fall. As of December 31, 2002, there were 25,854,646 shares of common stock outstanding. Of these outstanding shares of common stock, only 6,325,000 shares were sold in our initial public offering and are freely tradable without restriction under the Securities Act, unless purchased by our “affiliates.” Up to 6,428,571 shares are issued or issuable upon exercise of stock options that have been, or may be, issued pursuant to our stock option plan. These shares have been registered pursuant to a registration statement on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

If some or all of such shares are registered and sold into the public market over a short period of time, the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.

Further, we may issue additional shares:

•	to employees, directors and consultants;

•	in connection with corporate alliances;

•	in connection with acquisitions; and

•	to raise capital.

As of December 31, 2002, there were 1,517,274 outstanding options exercisable, and 290,792 outstanding warrants exercisable, to purchase shares of common stock. This amount combined with total common stock outstanding at December 31, 2002 is 27,662,712 shares of common stock.

As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time.

Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws, and our right to issue preferred stock, may discourage a third party from making a take-over offer that could be beneficial to us and our stockholders and may make it difficult for stockholders to replace the board of directors and effect a change in our management if they desire to do so.

Our amended and restated certificate of incorporation and bylaws contain provisions which could delay or prevent a third party from acquiring shares of our common stock or replacing members of our board of directors. Our amended and restated certificate of incorporation allows our board of directors to issue shares of preferred stock. The board can determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As a result, our board of directors could make it difficult for a third party to acquire a majority of our outstanding voting stock. Since management is appointed by the board of directors, any inability to effect a change in the board may result in the entrenchment of management.

Our amended and restated certificate of incorporation also provides that the members of the board will be divided into three classes. Each year the terms of approximately one-third of the directors will expire. Our bylaws do not permit our stockholders to call a special meeting of stockholders. Under the bylaws, only our President, Chairman of the Board, a majority of the board of directors, or the Secretary or any other officer upon the written request of one or more stockholders holding of record at least a majority of the outstanding shares of stock entitled to vote at such a meeting are able to call special meetings. The staggering of directors’ terms of office and the inability of stockholders to call a special meeting may make it difficult for stockholders to remove or replace the board of directors should they desire to do so. The bylaws also require that stockholders give advance notice to our Secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting. These provisions may delay or prevent changes of control or management, either by third parties or by stockholders seeking to change control or management.

In October 2002, we entered into a Rights Agreement with Computershare Trust Company. The Rights Agreement could discourage, delay or prevent a person or group from acquiring 15% or more of our common stock. The Rights Agreement provides that if a person acquires 15% or more of our common stock without the approval of our board of directors, all other stockholders will have the right to purchase securities from us at a price that is less than its fair market value, which would substantially reduce the value of our common stock owned by the acquiring person. As a result, our board of directors has significant discretion to approve or disapprove a person’s efforts to acquire 15% or more of our common stock.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter a “business combination” with that person for three years without special approval, which could discourage a third party from making a take-over offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

FORWARD LOOKING INFORMATION

This annual report on Form 10-K, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by any forward-looking statements, including, without limitation, the risk factors listed below and other factors presented throughout this annual report and any other documents filed by us with the Securities and Exchange Commission.

Item 2. Properties.

We lease facilities that comprise approximately 24,630 square feet in Durham, North Carolina adjacent to the Research Triangle Park, through several leases. The leases expire July 2003 and November 2006 and are renewable.

Item 3. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

Our common stock has been traded on the Nasdaq National Market under the symbol “ISPH” since August 3, 2000. The following table sets forth, for the calendar periods indicated, the range of high and low closing sale prices for our common stock on the Nasdaq National Market:

2001	High	Low
First Quarter	$24.31	$6.00
Second Quarter	$15.22	$6.63
Third Quarter	$13.72	$6.99
Fourth Quarter	$15.17	$8.00

2002	High	Low
First Quarter	$16.29	$2.01
Second Quarter	$4.50	$2.05
Third Quarter	$4.20	$2.86
Fourth Quarter	$9.79	$2.71

As of January 31, 2003, there were 103 record stockholders and approximately 2,665 beneficial stockholders of our common stock. On January 31, 2003, the last sale price reported on the Nasdaq National Market for our common stock was $12.81 per share.

We have not paid or declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future. Any earnings that we may realize will be retained to finance our growth.

On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds from the sale of such shares after deduction of expenses were approximately $69.3 million. Through December 31, 2002, we have used approximately $51.4 million of the net proceeds of the offering as follows:

Discovery and research programs	$41,322,000
General and administrative expenses	8,143,000
Purchase of equipment	966,000
Payment of debt	925,000

Total	$51,356,000

Except with respect to the compensation of our officers and the reimbursement of director expenses included in discovery and research programs and general and administrative expenses, all of the net proceeds of the offering which have been used to date were payable to parties other than: our directors, officers or their associates; persons owning ten percent or more of any class of our equity securities; or our affiliates. Through December 31, 2002, all of the remaining net proceeds of the offering were being invested in interest bearing investment grade securities and certificates of deposit which are classified as available for sale.

Item 6. Selected Financial Data.

The selected statement of operations data and balance sheet data with respect to the years ended December 31, 2002, 2001, 2000, 1999, and 1998 set forth below are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below, and our financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of our future results.

	(In thousands, except per share amounts)
	Year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Revenue	$4,883	$7,285	$5,368	$1,104	$360

Operating expenses:
Research and development (includes $445, $519, $866, $516 and $68, respectively, of stock—based compensation)	25,229	28,193	16,354	7,694	5,601
General and administrative (includes $626, $687, $678, $519 and $46, respectively, of stock—based compensation)	5,151	5,882	3,730	2,411	1,980

Total operating expenses	30,380	34,075	20,084	10,105	7,581

Operating loss	(25,497)	(26,790)	(14,716)	(9,001)	(7,221)
Other income (expense), net	804	3,655	1,126	127	53

Loss before provision for income taxes	(24,693)	(23,135)	(13,590)	(8,874)	(7,168)
Provision for income taxes	—	—	400	60	360

Net loss	(24,693)	(23,135)	(13,990)	(8,934)	(7,528)
Preferred stock dividends	—	—	(594)	(62)	—

Net loss available to common stockholders	$(24,693)	$(23,135)	$(14,584)	$(8,996)	$(7,528)

Net loss per common share—basic and diluted	$(0.96)	$(0.90)	$(1.23)	$(3.75)	$(3.65)

Weighted average common shares outstanding—basic and diluted	25,821	25,702	11,871	2,401	2,061

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$27,128	$29,959	$35,109	$22,728	$4,138
Total assets	33,564	60,087	82,993	25,620	5,446
Capital lease obligations, including current portion	505	901	812	543	783
Convertible preferred stock	—	—	—	45,895	24,467
Common stock	26	26	26	2	2
Total stockholders’ equity	28,998	52,595	74,505	16,034	662

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

The discussion below contains forward-looking statements regarding our financial condition and the results of operations that are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward looking statements. Forward looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Risk Factors.” Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

We were incorporated in October 1993 and commenced operations in March 1995 following our first substantial financing and licensing of our technology. Since that time, we have been engaged in the discovery and development of novel pharmaceutical products. Our technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill for rights to certain developments.

To date, we have not derived any commercial revenues from product sales and we do not expect to receive sales revenues for at least one year. We have devoted substantially all of our efforts to discovery and clinical development of our product candidates as well as establishing strategic partnerships for the development and potential marketing of our products when approved. Currently, we have five product candidates in clinical development, all of which are P2Y2 agonists.

We have completed our Phase II program and two Phase III trials in diquafosol tetrasodium (INS365) for the treatment of dry eye. We have an ongoing Phase IIIb trial and we expect to file a NDA in 2003. We completed one Phase II trial for INS37217 Intranasal for the treatment of perennial allergic rhinitis in August of 2002 and a Phase II trial for the treatment of the common cold in November 2002. We have a Phase III trial for INS37217 Intranasal in chronic rhinitis ongoing. INS316 Diagnostic is in a Phase III clinical trial. Our Phase I/II trial for INS37217 Ophthalmic for the treatment of retinal disease was completed in October 2002; we expect to launch a Phase II trial in 2003. Our Phase I/II trial for INS37217 Respiratory for the treatment of cystic fibrosis was completed in October 2002; the program is moving into Phase II testing in early 2003.

We have decided to discontinue the global development of INS365 Respiratory for chronic bronchitis, which has been on hold since January 2002, as a result of the high cost and difficulty of conducting clinical trials in the chronic bronchitis patient population and the availability of other near-term product opportunities. As a result of our discontinuance of the program, Kissei Pharmaceuticals, Inc. determined to cease the development of INS365 Respiratory in Japan and we agreed to terminate our Joint Development, License and Supply Agreement with Kissei in November 2002. Upon termination of the agreement, Kissei returned to Inspire all rights to INS365 Respiratory. During the term of the agreement we received an aggregate of $7.2 million in equity, up-front, milestone and employee reimbursement payments from Kissei. The milestone and up-front payments were non-refundable.

We have incurred significant operating losses since our inception and, as of December 31, 2002, we had an accumulated deficit of $95.7 million. We have primarily financed our operations through proceeds received from the sale of equity securities including private sales of preferred stock and the sale of common stock in our initial public offering, as well as revenues received under corporate collaborations. We operate in a single business segment and do not have any foreign operations.

In October of 2002, we entered into a collaboration with CFFT for the funding of a Phase II study in INS37217 Respiratory for the treatment of cystic fibrosis. Under the agreement, CFFT agreed to provide the majority of funding of the external costs for a Phase II trial of INS37217 Respiratory in exchange for post-commercialization milestone payments.

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize diquafosol tetrasodium and Allergan’s Restasis™. Under the agreement, we may receive up to $39 million in up-front and milestone payments. We will also receive royalty payments from Allergan on sales, if any, of both diquafosol tetrasodium and on Allergan’s Restasis™ worldwide, excluding most larger Asian markets. In December 2002, Restasis™ was approved for sale by the FDA and Allergan has indicated that it expects to launch Restasis™ in the United States in the second quarter of 2003. We will be entitled to receive royalties on sales of Restasis™ beginning one year after the launch. The agreement also provides for potential co-promotion by Inspire of diquafosol tetrasodium and Restasis™ and one or more of Allergan’s other marketed products in the United States.

In September 2000, we entered into a License Agreement with Kirin for the development and commercialization of INS316 Diagnostic. Under the agreement we granted Kirin an exclusive license to commercialize INS316 Diagnostic in most of Asia. Under the terms of the agreement, we received an up-front payment in cash and may receive milestone payments based on clinical success and regulatory approval. We may also receive royalties on net sales of this product.

In December 1998, we entered into a Development, License and Supply Agreement with Santen for the development of diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases. We are obligated to supply Santen with its requirements of diquafosol tetrasodium in bulk drug substance form for all preclinical studies, clinical trials and commercial requirements at agreed-upon prices. Under the agreement, we received an up-front equity investment of $1.5 million for shares of our stock and a milestone payment of $500,000. In addition, if all milestones are met, we could receive additional payments of up to $4.25 million, as well as royalties on net sales of licensed products.

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

We have revised our estimates on two occasions. The first revision was due to the termination of our Development, License and Supply Agreement with Genentech and resulted in the acceleration of deferred revenue by one month. The revision had no effect on our quarterly results of operations because the revenue would have been fully recognized by the end of the quarter had the revision not occurred. The second revision was due to an extension of the commitment period related to the development of diquafosol tetrasodium and increased the revenue recognition period by six months.

Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $42.3 million as of December 31, 2002, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

Revenues

Our revenues for the year ended December 31, 2002 were $4.9 million compared to $7.3 million in 2001 and $5.4 million in 2000. Revenues in each year were derived primarily from collaborative research and development agreements with strategic partners. Under these agreements we received payments based both on our achievement, and our partners’ achievement, of defined development milestones. Milestone payments from our collaborative partners are recognized over the period of ongoing research and development commitment under the applicable collaborative research and development agreements with the respective companies.

The decrease in 2002 revenues relate to the termination of our collaborative agreements with Genentech and Kissei, which resulted in no revenue related to these agreements being recorded in 2002. In 2002 revenues relate to an up-front payment received from Kirin in the fourth quarter of 2000, an up-front payment from Allergan in the third quarter of 2001 and a milestone payment received from Allergan in the second quarter in 2002. The increase in revenues in 2001 over 2000 relate to milestone payments received pursuant to the execution of a License, Development and Marketing Agreement with Allergan in the third quarter of 2001. The revenues in 2000 relate to milestone payments received from Genentech and Kissei in the fourth quarter of 1999 and the milestone payments received from Kissei, Santen and Kirin during 2000.

Costs and Expenses

Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research, clinical trial insurance, and other fees and costs related to the development of product candidates. Costs associated with obtaining and maintaining patents and licenses on our drug compounds are evaluated based on the stage of development of the related drug compound and whether the underlying compound has an alternative use. Costs of these types incurred for drug compounds not yet approved by the FDA and for which no alternative use exists are recorded as research and development expense. In the event the drug compound has been approved by the FDA or an alternative use exists for the drug compound, patent costs and license costs are capitalized and amortized over the expected life of the related drug compound. Milestone payments are recognized when the underlying requirement is met by us.

Research and development expenses for the year ended December 31, 2002 were $25.2 million, compared to $28.2 million in 2001 and $16.4 million in 2000. Research and development expenses vary according to the number of programs in pre-clinical and clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs, due to the length of the trial and the number of patients enrolled in later stage clinical trials.

The decrease in research and development expenses in 2002 compared to 2001 was due to our efforts to focus our resources on our higher priority clinical programs in the ophthalmology and respiratory areas while reducing the number of high priority programs from six to four. This decision resulted in an overall reduction of research and development expenses of approximately 10% in 2002 as compared to 2001. Despite the overall reduction in 2002 regarding ophthalmology programs, Inspire increased the financial resources dedicated to several of its core programs. The programs of primary focus were indications for dry eye, upper respiratory disorders, lung cancer diagnostics and cystic fibrosis. Research and development expenses relating to our dry eye candidate (diquafosol tetrasodium) in 2001 were greater than in 2002 because of increased costs in that year associated with two Phase III trials, including the enrollment of patients, during 2001. In 2002, costs were less as one study was completed in January and the second was completed in June. In addition, we reduced indirect (unallocated) development costs with respect to certain pre-clinical and early stage clinical research and development programs.

The increase in research and development expense for 2001 over 2000 was primarily due to increased external costs related to patent activities, research costs, preclinical testing, toxicology studies, clinical development activities, including the enrollment of patients in Phase III clinical trials, and increased internal costs associated with additional personnel necessary to perform or manage these activities.

As described in the following table, our research and development expenses from inception through December 31, 2002 were approximately $95.4 million. Of this amount, we have spent the following approximate amounts on external pre-clinical and clinical development for the indicated product candidates: $4.5 million on INS316 Diagnostic; $18.4 million on diquafosol tetrasodium (INS365); $5.1 million on INS37217 Respiratory; $4.5 million on INS37217 Intranasal and $1.9 million on INS37217 Ophthalmic. The balance of our historic research and development expenses, $61.0 million, includes internal personnel costs of our discovery and development programs, internal and external general research related to the discovery and development of our technology, and internal and external expenses of other drug discovery and development programs. We cannot reasonably predict future research and development expenses for these programs; however, historical trends indicate that expenses tend to increase in later phases of development.

Research and Development Expenses

(In thousands)

	Year Ended December 31,			Cumulative from Inception (October 28, 1993) to December 31, 2002
	2002	2001	2000
INS316 Diagnostic	$2,176	$1,260	$994	$4,544
Diquafosol Tetrasodium (INS365 Ophthalmic)	6,031	9,198	2,251	18,410
INS37217 Respiratory	2,643	698	1,546	5,056
INS37217 Intranasal	3,764	736	9	4,517
INS37217 Ophthalmic	355	585	807	1,899
Indirect (unallocated) development costs	10,260	15,716	10,747	60,955

Total	$25,229	$28,193	$16,354	$95,381

General and administrative costs for the year ended December 31, 2002 were $5.2 million, compared to $5.9 million in 2001 and $3.7 million in 2000. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, facilities and information systems. The decrease in general and administrative expenses in 2002 resulted from our efforts to focus our resources on our higher priority clinical programs in the ophthalmic and respiratory areas. By focusing our clinical efforts, we were able to reduce the corporate and administrative efforts needed to support the company. The decreases occurred primarily in personnel costs and decreases in additional professional services, including legal and public relation expense.

The increase in general and administrative expenses in 2001 over 2000 resulted primarily from increases in administrative personnel costs, and increases in insurance and additional professional services, including legal, accounting and public relations services, to support our strategic business collaborations and operations as a publicly traded company.

Other Income (Expense)

Other income (expense), net totaled $804,000 for the year ended December 31, 2002, compared to $3.7 million for 2001 and $1.1 million for 2000. Other income (expense), net fluctuates from year to year, and is comprised of the interest income earned on cash balances decreased by interest expense on leased equipment and amortization of debt issuance costs. The decrease in 2002 resulted from lower interest income earned on smaller cash balances than in 2001. The increase in 2001 over 2000 was due to higher interest income earned from larger average cash and investment balances partially offset by increased interest expense related to leased equipment and amortization of debt issuance costs.

Income Taxes

The provision for income taxes for the year ended December 31, 2002 was $0, compared to $0 in 2001 and $400,000 in 2000. The fluctuations in the provision for income taxes are directly attributable to Japanese withholding taxes paid on milestone payments received from Japanese collaborative partners.

Net Loss

Net loss consists of revenues less operating expenses, other income (expense), net, income taxes and dividends. Net loss was $24.7 million for the year ended December 31, 2002, compared to $23.1 million in 2001 and $14.6 million in 2000.

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

As of December 31, 2002, our cash and cash equivalents totaled $27.1 million, a decrease of $2.8 million as compared to December 31, 2001. The decrease in cash and cash equivalents resulted from approximately $25.6 million in cash used by operations, purchase of property, plant and equipment of $229,000 and the payments of capital lease obligations of $396,000, which was partially offset by the proceeds of net investments in investment grade securities of $23.4 million and the issuance of common stock of $25,000.

Cash used by operations of $25.6 million for the year ended December 31, 2002, represented the net loss of $24.7 million, non-cash expenses of $1.7 million and a decrease of $95,000 in receivables, partially off set by an increase of $194,000 in prepaid expenses, an increase of $15,000 in other assets, a decrease of $217,000 in accounts payable, a decrease of $430,000 in accrued expenses and a decrease of $1.9 million in deferred revenue.

Cash used in our investing activities for the year ended December 31, 2002 was comprised of the proceeds of investment grade securities, net of maturities, of $23.4 million and the purchase of property and equipment totaling $229,000.

Cash from our financing activities for the year ended December 31, 2002 was comprised of proceeds in the amount of $25,000 from the issuance of common stock offset by the payment of capital lease obligations of $396,000.

We do not expect to generate revenues, other than possible license and milestone payments, from the commercial sale of our products unless and until we or our licensees receive marketing clearance from the FDA and appropriate regulatory agencies in other countries. We cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or other such agencies will approve any of our product candidates. We expect that we will need to raise additional funds in 2003.

We have contractual commitments or purchase arrangements with various clinical research organizations, manufacturers of drug product and others. Most of these arrangements are for a period of less than 12 months. The amount of our financial commitments under these arrangements totals approximately $7.9 million at December 31, 2002. This estimate is dependent upon the results of the underlying studies and certain other variable components that may yield a result that differs from management’s estimate. Also, at December 31, 2002, we have future contractual commitments to pay $1.5 million of lease obligations for our administrative offices, laboratory facilities and equipment; of this amount, $657,000 is payable in fiscal 2003, $518,000 is payable in fiscal 2004 and $307,000 is payable in fiscal 2005. Finally, we have entered into license and collaboration agreements with UNC and CFFT. Under our UNC licenses, we may be required to make additional milestone payments of $1.2 million in the future. Under our CFFT agreement, we may be required to make milestone payments in excess of $10 million.

Impact of Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are required to be applied to fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have any material impact on our financial position or results of operations.

In October 2002, the FASB issues FASB Statement No. 147 (“SFAS 147”), “Acquisitions of Certain Financial Institutions.” SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The provisions of SFAS are required to be applied to acquisitions which occurred on or after October 1, 2002. The adoption of SFAS 147 is not expected to have any impact on our financial position or results of operations.

In December 2002, the FASB issued FASB Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The provisions of SFAS 148 are required to be applied to fiscal years ending after December 15, 2002. The adoption of SFAS 148 is not expected to have any impact on the Company’s financial position or results of operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at December 31, 2002 or December 31, 2001. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase interest expense.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at “Index to Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Company; Compliance with Section 16(a) of the Exchange Act.

Pursuant to our Amended and Restated Certificate of Incorporation, as amended, the Board of Directors is divided into three classes, each class consisting, as nearly as possible, of an equal number of directors. There are currently seven members of the Board of Directors. Class A consists of Dr. Shaffer and Mr. Mossinghoff, whose terms will expire at the Annual Meeting of Stockholders in 2004. Class B consists of Kip Frey and Jesse I. Treu, Ph.D., whose terms will expire at the Annual Meeting of Stockholders in 2005. Class C consists of Richard Boucher, M.D., Gary D. Novack, Ph.D. and W. Leigh Thompson, M.D., Ph.D., D.Sc., whose terms will expire at the Annual Meeting of Stockholders in 2003.

The name, age and position of each person who is currently serving as a director and/or executive officer and who served as an executive officer in 2002, is listed below, followed by summaries of their background and principal occupations. Executive officers are elected annually, and serve at the discretion of the Board of Directors. Certain information contained in this report relating to the occupations and security holdings of our directors and officers is based upon information received from the individual directors and officers.

Name	Age	Position
Christy L. Shaffer, Ph.D.	44	Chief Executive Officer and Director
Gregory J. Mossinghoff	42	President, Secretary, Treasurer and Director
W. Leigh Thompson, M.D., Ph.D., D.Sc.	64	Chairman of the Board
Richard Boucher, M.D.	58	Director
Kip Frey	44	Director
Gary D. Novack, Ph.D.	49	Director
Jesse I. Treu, Ph.D.	55	Director
Donald J. Kellerman, Pharm.D.	48	Senior Vice President, Development

Benjamin R. Yerxa, Ph.D	37	Vice President, Discovery
Richard M. Evans, Ph.D	42	Vice President, Pharmaceutical Development
Mary B. Bennett	45	Vice President, Operations and Communications
Joseph K. Schachle	37	Vice President, Marketing and Sales

Christy L. Shaffer, Ph.D., has served as our Chief Executive Officer and as a director since January 1999 and previously served as our President, as well as CEO, from January 1999 through June 2002, at which time she proposed that Mr. Mossinghoff assume the role of President. Dr. Shaffer is also a member of our Corporate Governance Committee. Dr. Shaffer joined us in June 1995 as our first full-time employee, Director, Clinical Operations. She was promoted to Senior Director, Development in June 1996 and to Vice President, Development and Chief Operating Officer in January 1998. Dr. Shaffer has fifteen years of experience in drug development within the pharmaceutical industry. She previously served in a variety of positions in the clinical research division of Burroughs Wellcome Co. including International Project Leader for cardiopulmonary programs. She served as the Associate Director of pulmonary research in the department of pulmonary/critical care medicine at Burroughs Wellcome immediately prior to joining Inspire in June 1995. Dr. Shaffer coordinated several IND submissions and one NDA submission at Burroughs Wellcome. Dr. Shaffer received a Ph.D. in pharmacology from the University of Tennessee and completed two years of postdoctoral training in cardiovascular research in the Biochemistry Department at the Chicago Medical School before her one-year postdoctoral appointment at University of North Carolina.

Gregory J. Mossinghoff has served as our President since June 2002 and a director since June 2001. Mr. Mossinghoff joined us in June 1998 as our Senior Director of Strategic Planning and Operations and was promoted to Vice President, Corporate Development in January 1999; Chief Business Officer in December 1999; and Senior Vice President in November 2000. Mr. Mossinghoff has also served as our Secretary since October 1998, and as our Treasurer since March 2000. In his current role he helps us develop and realize strategic objectives, expand our corporate partnerships in the United States and abroad, and oversees all business-related activities including operations and finance. Before joining us, from February 1996 to June 1998, Mr. Mossinghoff was worldwide Director of Business Analysis at Glaxo Wellcome plc. Before joining Glaxo Wellcome, Mr. Mossinghoff held various roles with increasing responsibility at Hoffmann LaRoche Inc., from June 1988 to February 1996, including Manager, Business Development and Strategic Planning from 1994 to 1996. Mr. Mossinghoff received a BA degree in Economics from the University of Virginia, Charlottesville, VA and an MBA in Financial Management & Analysis from George Mason University, Fairfax, VA.

W. Leigh Thompson, M.D., Ph.D., D.Sc. has served as a director since April 1996, is a member of our Corporate Governance Committee, the chairman of our Compensation Committee and has served as our Chairman of the Board since June 2002. In December 1994, Dr. Thompson retired from Eli Lilly and Co. where he served as Chief Scientific Officer and a member of the management committee. Dr. Thompson has enjoyed a distinguished career in both academic medicine and the pharmaceutical industry and has published extensively, particularly in the area of critical care medicine. He is a member of numerous corporate, academic, and civic boards, and consults in the areas of health informatics, enterprise strategic planning, and related areas and has been inducted into the Johns Hopkins Society of Scholars. Since 1995, Dr. Thompson has been the Chief Executive Officer of Profound Quality Resources, Ltd., a worldwide scientific consulting firm. He is currently a director of Bioanalytical Systems Inc., DepoMed Inc., Orphan Medical Inc., Guilford Pharmaceuticals, Inc., Medarex Inc., Diabetogen Biosciences, Inc., La Jolla Pharmaceutical Company and Sontra Medical Corporation.

Richard Boucher, M.D. has served as a director since March 1995, and is a Co-Chairman of our Scientific Advisory Board and a member of our Corporate Governance Committee. One of our four founders, Dr. Boucher is the William Rand Kenan Professor of Medicine, Chief of Pulmonary Medicine and Director of the Cystic Fibrosis/Pulmonary Research and Treatment Center at The University of North Carolina at Chapel Hill School of Medicine. Dr. Boucher obtained his M.D. degree from Columbia University College of Physicians and Surgeons. Following residency training, he joined the Faculty of Medicine at The University of North Carolina at Chapel Hill in 1977. Dr. Boucher has authored or co-authored more than 200 original research articles and more than 100 additional publications including book chapters. He received the Doris Tulcin and Paul Di Sant’Agnese CF Research Awards and the Julius Comroe Award from The American Physiology Society. He is an established principal investigator with the National Institutes of Health, and is a member of the American College of Physicians and the Association of American Physicians. In recent years, Dr. Boucher has pioneered new approaches for the treatment of cystic fibrosis.

Kip Frey has served as a director since June 2002, is a member of our Audit Committee, Compensation Committee and the Chairman of our Corporate Governance Committee. He is currently a Professor of the Practice in Entrepreneurial Management & Law at Duke University with joint appointments from the Fuqua School of Business and Duke Law School. He served as 2001-2002 Chairman of the Council for Entrepreneurial Development in Research Triangle Park, NC. He is the former President and Chief Executive Officer of OpenSite, a software company acquired by Siebel Systems in May 2000. Over the past five years, Mr. Frey has been the leader and architect of three of RTP’s most notable entrepreneurial ventures, Ventana Communications Group, Accipiter, Inc. and OpenSite. He is a member of the Board of Directors of the Raleigh Chamber of Commerce, the Council for Entrepreneurial Development, Duke Law School’s Board of Visitors, and several local civic and charitable organizations. He is also a Venture Partner at Intersouth Partners, a North Carolina venture capital firm. In 1999, Digital South Magazine named him the Southeast’s top CEO. Mr. Frey is a Phi Beta Kappa graduate of the University of Southern California Film School and of Duke Law School.

Gary D. Novack, Ph.D., joined the board as a director in January 2003 and a member of our Audit Committee. Dr. Novack is the founder and President of Pharma•Logic Development, Inc., a pharmaceutical and medical device development consulting firm that he started in 1989. He has worked with Inspire as a consultant, providing important strategic input to our pre-clinical and clinical ophthalmology programs. Dr. Novack is a board-certified clinical pharmacologist and has over 23 years experience in pharmaceutical research and development. He has consulted with over 150 pharmaceutical and medical device firms, and has authored over 220 abstracts and publications in pharmacology, ophthalmology, neurology, dermatology and medical communications. He serves on the editorial board of The Ocular Surface, and is a member of the scientific advisory board of the Foundation Fighting Blindness. He received his bachelor’s degree in Biology from the University of California, Davis, his Ph.D. in Pharmacology and Toxicology from the University of California at Davis, and was an NIH postdoctoral trainee in neurophysiology at the University of California, Los Angeles. Dr. Novack is also an alumni member of the University of California Board of Regents. He has held managerial positions at Allergan and Merrell Dow Pharmaceuticals and has served on several boards of not-for-profit organizations.

Jesse I. Treu, Ph.D. has served as a director since March 1995, is a member of our Compensation Committee and the Chairman of our Audit Committee. He is a managing member of Domain Associates, L.L.C. and has served in this or similar capacities with the firm since 1986. He has served as a director of over 20 early-stage companies, 13 of which have so far become public companies. Before the formation of Domain, Dr. Treu had 12 years of health care experience at General Electric and Technicon Corporation in a number of research, marketing management and corporate staff positions. Dr. Treu received his B.S. from Rensselaer Polytechnic Institute and his M.A. and Ph.D. degrees in physics from Princeton University.

Donald J. Kellerman, Pharm.D. has served as our Senior Vice President, Development since May 2000. He is responsible for the clinical and regulatory affairs aspects of our programs. Dr. Kellerman joined us in July 1999 as Vice President, Development. Before joining us, Dr. Kellerman spent 11 years with Glaxo Wellcome, from August 1997 to July 1999 and from April 1988 to August 1996, where he was director of various groups, including International OTC, U.S. Infectious Diseases, and the Inhaled Corticosteroid Group. He was clinical project leader for Flovent® from first U.S. clinical studies in 1989 to approval in 1996. From September 1996 to August 1997, he was Vice President of Clinical Research at Sepracor, Inc., where he was project leader for the Xopenex® NDA team. Before Glaxo Wellcome, Dr. Kellerman worked at E.R. Squibb and Sons, Inc. and Ciba-Geigy Corporation on several cardiovascular products. Dr. Kellerman holds a Doctor of Pharmacy and Bachelor of Science degree from the University of Minnesota.

Benjamin R. Yerxa, Ph.D. has served as our Vice President, Discovery since February 2000 and as a Co-Chairman of our Scientific Advisory Board since June 2000. Dr. Yerxa joined us in August 1995 and previously held several positions, including Senior Director of Preclinical Programs. He supervises the molecular pharmacology, chemistry, pre-clinical and intellectual property teams. He created a new strategic opportunity for us by developing the concept of ophthalmic uses for our core P2Y2 technology. Before being promoted to the position of Senior Director of Preclinical Programs in December 1999, Dr. Yerxa was Director of Preclinical Programs and, before that, Senior Research Chemist. While in chemistry, he served as the preclinical project leader for INS365. As a Senior Research Chemist his work focused on designing and synthesizing new P2Y receptor agonists. Before joining us, from October 1993 to August 1995, Dr. Yerxa was a Research Scientist at Burroughs Wellcome Co. Dr. Yerxa worked at Biophysica, Inc. for over two years, synthesizing radiocontrast agents. He developed scale-up procedures for the industrial production of Oxilan®, a marketed imaging product. Dr. Yerxa received his Ph.D. in Organic Chemistry from UC Irvine in 1993.

Richard M. Evans, Ph.D. has served as our Vice President, Pharmaceutical Development since June 2000. Dr. Evans joined us in October 1996 and has previously held several positions including Director and Senior Director of Pharmaceutical Development. He is responsible for all activities related to the manufacture, formulation development and testing of our products in development and for the identification and development of relevant drug delivery technologies. He also serves as Vice-Chair of the Inhalation Technology Focus Group for the American Association of Pharmaceutical Scientists. Prior to joining Inspire, Dr. Evans was Section Manager of Inhalation Dosage Forms at Rhône-Poulenc Rorer. He has over 13 years experience in the pharmaceutical industry, including positions at Delphi Pharmaceuticals and Rhône-Poulenc Rorer. Dr. Evans holds both a Bachelor of Pharmacy degree and a Doctorate in Pharmaceutical Chemistry, in the field of inhalation drug delivery, from the Welsh School of Pharmacy, University of Wales College of Cardiff.

Mary B. Bennett has served as our Vice President, Operations and Communications since March 2001. As Vice President, Operations and Communications, she manages a variety of areas for Inspire, including Human Resources, Communications, Investor Relations and Operations. Mrs. Bennett comes to Inspire from Glaxo Wellcome, where she served as Worldwide Director for R&D Human Resources Effectiveness, Planning and Communication. Prior to her role in Human Resources, Mrs. Bennett held various roles during her 13 years at Glaxo Wellcome, including Worldwide Director for R&D Communications, Director of R&D Operations and Department Head of Comparative Medicine. She also led communications for major company redesign initiatives, and for the Glaxo Wellcome merger. Mrs. Bennett holds a BA in Behavioral Science from National Louis University and an MBA from Duke University.

Joseph K. Schachle joined us in January 2003, as our Vice President, Marketing and Sales. Mr. Schachle will be responsible for the development of a marketing and sales infrastructure in North America to commercialize potential products from the Company’s pipeline, as well as partnered products. Mr. Schachle has extensive experience in pharmaceutical marketing and sales, and has had responsibility for the successful launch of major new products including the marketing of Glaxo SmithKline’s Advair®. His experience includes marketing and sales positions of significant responsibility at The Upjohn Company, Glaxo SmithKline, Inspire and MedImmune. He most recently served as Director of Marketing for infectious disease products at MedImmune from April 2002 until January 2003, where he was responsible for strategic brand management and promotion of Synagis®, currently MedImmune’s largest product, and Cytogam®. In his previous role at Inspire, Mr. Schachle was responsible for the new product planning and market research that laid the groundwork for the commercialization of diquafosol tetrasodium (INS365), the first potential product from Inspire’s pipeline. Mr. Schachle will now be responsible for implementing these plans, and for developing and executing a co-promotion strategy with Inspire’s partner, Allergan. Mr. Schachle holds a BBA in Marketing from James Madison University and an MBA from Old Dominion University.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, directors, executive officers and any person holding more than ten percent (10%) of our common stock are required to report their ownership of common stock and any changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Based on our review of the copies of such forms we have received, all required reports have been timely filed except for one Form 4 filed by H. Jefferson Leighton reporting one transaction.

Item 11. Executive Compensation.

DIRECTOR COMPENSATION

Directors currently receive no cash compensation for their services as directors or as members of committees. In 1996, we granted Dr. Thompson an option to purchase 27,428 shares of our common stock at an exercise price of $0.12 per share. In March 2000, we granted each non-employee director an option to purchase 5,714 shares of our common stock at an exercise price equal to the initial public offering price of the common stock, which was $12.00 per share. In June 2002, we granted each director an option to purchase 30,000 shares of common stock. In addition, in June 2002, we granted members of our Audit Committee and our Chairman an option to purchase an additional 10,000 shares of our common stock. All of the June 2002 option grants have an exercise price of $2.76 per share. All options are subject to conditions relating to vesting and retention for each recipient’s participation on the Board of Directors and its committees. All directors are reimbursed for expenses incurred in connection with attendance at Board of Directors and committee meetings.

EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended December 31, 2002, 2001 and 2000, the annual and long-term compensation we paid to our chief executive officer and our four most highly compensated executive officers who were serving at December 31, 2002 (collectively, the “named executive officers”). Following the rules of the Securities and Exchange Commission, the compensation described in the table does not include medical, group life insurance or some other benefits which are available generally to all of our salaried employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation					Long Term Compensation
		Salary ($)		Bonus ($)		Other Annual Compensation ($)	Shares Underlying Options (#)
Christy L. Shaffer, Ph.D. Chief Executive Officer and Director	2002 2001 2000	$ $ $	260,300 245,716 212,500	$ $	— 70,000 50,000	— — —	130,000 5,000 114,285

Gregory J. Mossinghoff President, Secretary/Treasurer and Director	2002 2001 2000	$ $ $	211,458 186,375 168,333	$ $ $	40,000 60,000 50,000	— — —	130,000 5,000 85,714

Donald J. Kellerman, Pharm.D. Senior Vice President, Development	2002 2001 2000	$ $ $	179,379 169,633 155,300	$ $ $	60,000 60,000 50,000	— — —	20,000 5,000 71,428

Mary B. Bennett Vice President, Operations and Communications	2002 2001 2000	$ $	156,886 127,631 —	$ $	50,000 50,000 —	— — —	20,000 65,000 —

Benjamin R. Yerxa, Ph.D. Vice President, Discovery	2002 2001 2000	$ $ $	163,546 152,911 140,172	$ $ $	60,000 50,000 40,000	— — —	30,000 5,000 85,714

OPTION GRANTS IN 2002

The following grants of stock options were made to the named executive officers during the fiscal year ended December 31, 2002.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5%	10%
Christy L. Shaffer	30,000(2)	3.1%	$2.76	6/4/12	$52,072	$131,962
	100,000(3)	10.3%	$2.76	6/4/12	$173,575	$439,873
Gregory J. Mossinghoff	30,000(2)	3.1%	$2.76	6/4/12	$52,072	$131,962
	100,000(3)	10.3%	$2.76	6/4/12	$173,575	$439,873
Donald J. Kellerman	20,000(4)	2.1%	$3.96	9/10/12	$34,715	$87,975
Mary B. Bennett	20,000(4)	2.1%	$3.96	9/10/12	$34,715	$87,975
Benjamin R. Yerxa	30,000(4)	3.1%	$3.96	9/10/12	$52,072	$131,962

(1)	The potential realizable value is calculated based on the fair market value of our common stock on the date of the grant. These amounts only represent certain assumed rates of appreciation established by the SEC. There can be no assurance that the amounts reflected in this table or the associated rates of appreciation will be achieved.
(2)	These options have been granted pursuant to our Amended and Restated 1995 Stock Plan, as amended. The options have exercise prices equal to the fair market value on the date of the grant. Each option is exercisable as to 10,000 or one-third (1/3) of the shares underlying such option at any time on or after the date of the Company’s Annual Meeting of Stockholders in 2003, as to an additional 10,000 or one-third (1/3) of the shares at any time on or after the date of the Company’s Annual Meeting of Stockholders in 2004, and the final 10,000 or one-third (1/3) of the shares at any time on or after the date of the Company’s Annual Meeting of Stockholders in 2005.
(3)	These options have been granted pursuant to our Amended and Restated 1995 Stock Plan, as amended. The options have exercise prices equal to the fair market value on the date of the grant. Each option is exercisable as to 33,333 or one-third (1/3) of the shares underlying such option at any time after June 4, 2004 and as to the remaining 66,667 or two-thirds (2/3) shares at any time on or after June 4, 2005.
(4)	These options have been granted pursuant to our Amended and Restated 1995 Stock Plan, as amended. The options have exercise prices equal to the fair market value on the date of the grant. Each option is exercisable as to one-quarter (1/4) of the shares underlying such option at any time after September 10, 2003, as to one-forty-eighth (1/48) of the shares each month for 35 months thereafter and as to the remaining shares on the last month of vesting.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END STOCK OPTION VALUES

The following table provides certain information as to certain stock options exercisable by the named executive officers for the fiscal year ended December 31, 2002, and the value of such options held by them at December 31, 2002, measured in terms of the closing price of our common stock on The NASDAQ Stock Market on December 31, 2002 which was $9.34 per share.

	Shares Acquired on	Value	Number of Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options At December 31, 2002
Name	Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Christy L. Shaffer	10,000	$24,575	427,907	166,376	$3,129,019	$855,400
Gregory J. Mossinghoff	—	—	190,663	172,906	$1,129,889	$981,778
Donald J. Kellerman.	—	—	100,596	54,260	$408,213	$196,026
Mary B. Bennett	—	—	29,458	55,542	$42,044	$157,356
Benjamin R. Yerxa	—	—	91,963	61,008	$264,389	$187,892

401(k) Profit Sharing Plan

We have adopted a tax-qualified employee savings and retirement 401(k) Profit Sharing Plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is August 1, 1995. Participants may elect a salary reduction of at least 1% as a contribution to the 401(k) Plan, up to the statutorily prescribed annual limit for tax-deferred contributions ($11,000 in 2002). Modification of salary reductions can be made quarterly. The 401(k) Plan permits employer matching of up to 8% of a participant’s salary. If employer matching is implemented, participants will begin vesting 100% immediately in employer contributions. In 2002, we elected a safe harbor contribution at 3.0% of annual compensation. All of our safe harbor contributions vest 100% immediately.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors furnishes the following report on the compensation of Inspire’s executive officers. The Compensation Committee, which consists of Dr. Thompson, as chairperson, and Dr. Treu and Mr. Frey, reviews and approves executive officer salaries and bonuses, administers the Amended and Restated 1995 Stock Plan, as amended, and approves all other compensation benefits of Inspire’s executive officers. In addition, the Compensation Committee consults with management regarding its benefit plans, performance evaluation and career development initiatives and is responsible for reviewing overall compensation policies and practices of Inspire.

Compensation Philosophies

Inspire intends that each employee will have continuous growth in skills and performance aided by appropriate mentoring and challenging career opportunities and rewarded by appropriate performance-based compensation. Compensation is a means of aligning the objectives of employees and shareholders.

Inspire provides competitive base salaries based on contribution and performance. In addition, many executive officers are granted bonuses and stock options in response to short-term corporate and personal performance and as incentives to continued contributions. Stock options are generally granted at the time of employment and periodically thereafter, with an appropriate schedule of vesting. Executive officers tend to have greater fractions of their total compensation from performance-based bonuses and stock options.

In 2002, executive compensation consisted of base salary, cash bonuses and stock options. The following describes in more detail the elements of compensation that are part of the Compensation Committee’s policies.

Base Salaries

Compensation of all Inspire employees is based on their: (i) demonstrated skills, experience, education and continued career development; (ii) impact within and outside of Inspire; (iii) the linkage of the employee’s performance with Inspire’s success; (iv) Inspire’s corporate achievement of annual and long-term goals; and (v) compensation of comparable employees within peer companies.

In considering compensation during 2002, the following objectives were among those considered: (i) preparations to file a New Drug Application (NDA) for diquafosol tetrasodium (INS365) for dry eye and the successful completion of Phase II and Phase III clinical trials for the same; (ii) the initiation of a Phase III clinical trial of INS37217 Intranasal in patients with perennial allergic rhinitis (PAR); and (iii) the positive results from a Phase II clinical trial for INS37217 Intranasal in patients with upper respiratory infection.

Bonuses

Cash bonuses are used to attract, retain and motivate executives. These bonuses are paid taking into account the executive officer’s achievement of individual objectives and the contribution of the executive to the overall success and achievements of the company and its management team. In determining the level of the cash bonus during 2002, the Compensation Committee considered certain significant accomplishments, including: preparations to file a New Drug Application (NDA) for diquafosol tetrasodium (INS365) for dry eye and the successful completion of Phase II and Phase III clinical trials for the same; the initiation of a Phase III clinical trial of INS37217 Intranasal in patients with perennial allergic rhinitis (PAR); the positive results from a Phase II clinical trial for INS37217 Intranasal in patients with upper respiratory infection; the appointment of executive officers and other key employees; and scientific publications and presentations.

Stock Options

The Compensation Committee believes that stock options are an excellent long-term incentive for executives that aligns executive and stockholder interests and assists in retention of key officers and employees. At the recommendation of the Compensation Committee to the Board, stock options are issued to new employees, including executive officers, following the commencement of employment.

Stock options granted under the Amended and Restated 1995 Stock Plan, as amended, generally vest over four years. The Compensation Committee has and may in the future, determine to more closely link the vesting of stock options with an executive’s achievement of a particular objective.

When determining additional stock option awards, the Compensation Committee considers the executive’s current responsibilities and contributions to Inspire’s performance, the anticipated contribution to meeting Inspire’s long-term strategic performance goals, their position with Inspire and industry practice in companies of similar size, market and capitalization. The direct link between the value of a stock option to an executive and an increase in the price of Inspire’s stock makes stock option awards a key method for aligning executive compensation with stockholder value.

Chief Executive Officer Compensation

Dr. Shaffer’s compensation is determined by the Compensation Committee without Dr. Shaffer’s participation, based upon the same factors as those used by the Compensation Committee and management for other executives. Dr. Shaffer participates in the same compensation arrangements available to the other senior executives. Accordingly, her compensation also consists of an annual base salary, a potential cash bonus, and stock option grants. The Compensation Committee’s general approach in establishing Dr. Shaffer’s compensation is to be competitive with the compensation paid to chief executive officers in peer companies, but to have a significant percentage of her compensation based upon performance criteria established by the Compensation Committee.

Dr. Shaffer’s compensation as Chief Executive Officer for the year ended December 31, 2002 included $260,300 in base salary and a stock option to purchase an aggregate of 100,000 shares of common stock at an exercise price of $2.76. In determining the base salary in 2002, the Compensation Committee reviewed Dr. Shaffer’s salary in relation to the salaries of other chief executive officers at emerging biopharmaceutical companies and Inspire’s achievement of certain goals during 2002, including: continued research and development efforts with respect to its product candidates; promotion of investor confidence; the readiness to file a New Drug Application for diquafosol tetrasodium (INS365) for dry eye; the progress of the clinical research of INS37217 Intranasal in patients with perennial allergic rhinitis and INS37217 Intranasal in patients with upper respiratory infection.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a federal income deduction to public companies for certain compensation over $1,000,000 paid to a company’s chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee intends to review the potential effects of Section 162(m) periodically and intends to structure its stock option grants and certain other equity-based awards in a manner that is intended to avoid disallowances under Section 162(m) of the Code unless the Compensation Committee believes that such compliance would not be in the best interests of Inspire or its stockholders.

Respectfully submitted,

Compensation Committee

Kip Frey

W. Leigh Thompson

Jesse Treu

RELATIVE STOCK PERFORMANCE

Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Stock Index for the period commencing August 3, 2000, the commencement of trading on the NASDAQ Market, and ended December 31, 2002:

The graph assumes $100 was invested on August 3, 2000, in our common stock, and each of the indices, and that dividends were reinvested. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2002.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants or rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	3,416,137	$6.134	2,040,461
Equity compensation plans not approved by security holders	None	None	None
Total	3,416,137	$6.134	2,040,461

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 31, 2003, except as otherwise indicated, by: (i) each of our directors; (ii) the named executive officers; (iii) all beneficial owners of greater than 5% of our outstanding common stock; and (iv) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (2)
Arnold H. Snider (3) Deerfield Capital, L.P. Deerfield Management Company 780 Third Avenue, 37th Floor New York, NY 10017	2,400,000	9.3%

Delaware Investments Entities (4) 2005 Market Street Philadelphia, PA 1910300	2,169,541	8.4%

Domain Partners Entities and related individuals (5) Domain Associates, L.L.C. One Palmer Square, Suite 515 Princeton, NJ 08542	2,077,484	8.0%

Capital Research and Management Company (6) 333 South Hope Street Los Angeles, CA 90071	1,336,000	5.3%

Richard Boucher, M.D. (7)	594,951	2.3%

Richard M. Evans, Ph.D. (8)	82,648	*

Kip Frey (9)	0	*

Donald J. Kellerman, Pharm.D. (10)	113,138	*

Gregory J. Mossinghoff (11)	200,795	*

Gary D. Novack, Ph.D. (12)	12,218	*

Christy L. Shaffer, Ph.D.(13)	488,158	1.9%

W. Leigh Thompson, M.D., Ph.D., D.Sc.(14)	5,714	*

Jesse I. Treu, Ph.D. (15)	2,093,462	8.1%

Benjamin R. Yerxa, Ph.D. (16)	134,869	*

All directors and executive officers as a group (12 persons) (17)	3,765,393	14.0%

*	Less than one percent

(1)	Except as indicated by footnote, beneficial ownership includes all options which are exercisable within 60 days of January 31, 2003. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power for all shares of common stock shown as beneficially owned by them.

(2)   Applicable percentage of ownership is based on 25,927,732 shares of common stock outstanding on January 31, 2003, unless noted as otherwise.

(3)   The number of shares and the percentage of outstanding shares reported are based upon information disclosed by Arnold Snider, Deerfield Capital, L.P., Deerfield Partners, L.P., Deerfield Management Company and Deerfield International Limited on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2003. The number includes 1,344,000 shares beneficially owned by Deerfield Capital, L.P., 1,344,000 shares beneficially owned by Deerfield Partners, L.P., 1,056,000 shares beneficially owned by Deerfield Management Company, 1,056,000 shares beneficially owned by Deerfield International Limited and 2,400,000 shares beneficially owned by Arnold H. Snider.

(4)   The number of shares and the percentage of outstanding shares reported are based upon information disclosed by Delaware Management Business Trust and Delaware Management Holdings, Inc. on a Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2003. The number includes 2,169,541 shares reported as being beneficially owned by Delaware Management Business Trust and 2,169,541 shares reported as being beneficially owned by Delaware Management Holdings, Inc. Lincoln National Corp. is the ultimate parent of Delaware Management Business Trust and Delaware Management Holdings, Inc.

(5)   The number of shares reported is based upon information disclosed by Domain Partners III, L.P. and DP III Associates, L.P. on a Schedule 13G/A filed with the Securities and Exchange Commission on January 21, 2003. The number includes 2,014,456 shares beneficially owned by Domain Partners III, L.P. and 63,028 shares beneficially owned by DP III Associates, L.P. One Palmer Square Associates III, L.P. is the general partner of Domain Partners III, L.P. and DP III Associates, L.P. Dr. Treu is a general partner of One Palmer Square Associates III, L.P., which is the sole general partner of Domain Partners III, L.P. and DP III Associates, L.P., and disclaims beneficial ownership of these securities, and any proceeds thereof, that exceed his pecuniary interest therein, and/or that are not actually distributed to him. See footnote (15) below.

(6)   The number of shares and the percentage of outstanding shares reported are based upon information disclosed by Capital Research and Management Company on a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2003. Capital Research and Management Company disclaims beneficial ownership of these shares pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, as amended.

(7)   Includes 474,952 shares of common stock and 119,999 shares of common stock underlying stock options granted to Dr. Boucher which will have vested within sixty days after January 31, 2003. Does not include 30,000 shares of common stock underlying stock options granted to Dr. Boucher which will not have vested within sixty days after January 31, 2003.

(8)   Includes 58,338 shares of common stock and 24,310 shares of common stock underlying stock options granted to Dr. Evans which will have vested within sixty days after January 31, 2003. Does not include 29,264 shares of common stock underlying stock options granted to Dr. Evans which will not have vested within sixty days after January 31, 2003.

(9)   Mr. Frey does not currently beneficially own any securities. Does not include 40,000 shares of common stock underlying stock options granted to Mr. Frey which will not have vested within sixty days after January 31, 2003.

(10) Includes 300 shares of common stock held by Dr. Kellerman’s spouse, of which he disclaims beneficial ownership, and 112,838 shares of common stock underlying stock options granted to Dr. Kellerman which will have vested within sixty days after January 31, 2003. Does not include 45,019 shares of common stock underlying stock options granted to Dr. Kellerman which will not have vested within sixty days after January 31, 2003.

(11) Includes 71,427 shares of common stock and 129,368 shares of common stock underlying stock options granted to Mr. Mossinghoff which will have vested within sixty days after January 31, 2003. Does not include 162,774 shares of common stock underlying stock options granted to Mr. Mossinghoff which will not have vested within sixty days after January 31, 2003.

(12) Includes 725 shares of common stock held jointly by Dr. Novack and his spouse and 65 shares of common stock held by Dr. Novack’s daughter. Dr. Novack disclaims beneficial ownership of the 65 shares held by his daughter. Also includes 11,428 shares of common stock underlying a warrant which will have vested within sixty days after January 31, 2003.

(13) Includes 51,999 shares of common stock, 800 shares of common stock held by Dr. Shaffer’s children and 435,359 shares of common stock underlying stock options granted to Dr. Shaffer which will have vested within sixty days after January 31, 2003. Does not include 158,924 shares of common stock underlying stock options granted to Dr. Shaffer which will not have vested within sixty days after January 31, 2003.

(14) Includes 5,714 shares of common stock underlying stock options granted to Dr. Thompson which will have vested within sixty days after January 31, 2003. Does not include 40,000 shares of common stock underlying stock options granted to Dr. Thompson which will not have vested within sixty days after January 31, 2003.

(15) Includes 2,014,456 shares held by Domain Partners III, L.P., 63,028 shares held by DP III Associates, L.P., 10,264 shares of common stock and 5,714 shares of common stock underlying stock options granted to Dr. Treu which will have vested within sixty days after January 31, 2003. One Palmer Square Associates III, L.P. is the general partner of Domain Partners III, L.P. and DP III Associates, L.P. Dr. Treu is a general partner of One Palmer Square Associates III, L.P. See footnote (5) above. Dr. Treu shares voting and investment power with respect to these shares and disclaims beneficial ownership of such shares except to the extent of his proportional interest therein. Does not include 40,000 shares of common stock underlying stock options granted to Dr. Treu which will not have vested within sixty days after January 31, 2003.

(16) Includes 35,454 shares of common stock and 99,415 shares of common stock underlying stock options granted to Dr. Yerxa which will have vested within sixty days after January 31, 2003. Does not include 53,556 shares of common stock underlying stock options granted to Dr. Yerxa which will not have vested within sixty days after January 31, 2003.

(17) Includes an aggregate of 978,235 shares of common stock underlying stock options granted to all of the directors and executive officers as a group which will have vested within sixty days after January 31, 2003.

Item 13. Certain Relationships and Related Transactions.

We entered into a Consultation and Scientific Advisory Board Agreement with Dr. Richard Boucher, a member of the Board of Directors, in March 1995. The terms of the agreement provide that Dr. Boucher will serve as the Co-Chairman of our Scientific Advisory Board for an initial term of three years. The agreement automatically renews itself thereafter for successive one year terms unless terminated by either party. Under the agreement, Dr. Boucher also agreed to consult on the field of airway diseases and the development of low molecular weight molecules for therapeutic or diagnostic purposes. During the fiscal year ended December 31, 2002, we paid Dr. Boucher $50,000 for his services. In addition, he received an option to purchase 30,000 shares of our common stock at the exercise price of $2.76 per share as partial compensation for his service.

In March 1995, we entered into a Sponsored Research Agreement with The University of North Carolina at Chapel Hill which we have renewed annually since then. Under the agreement, we fund a research program relating to uses of the P2Y receptor family. Dr. Boucher is currently serving as one of the three principal investigators with respect to the research. Inspire paid approximately $116,363 during the fiscal year ended December 31, 2002 for the research program under the agreement.

Item 14. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and President have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report. Based on that evaluation, the Chief Executive Officer and President have concluded that our current disclosure controls and procedures are effective in timely providing them with material information relating to us which is required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

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

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 26, 2002).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc.

3.4	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002).

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

4.2

Rights Agreement, dated as of October 21, 2002, between the Company and Computershare Trust Company, which includes the form of Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. as Exhibit “A”, the form of Rights Certificate as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock as Exhibit “C” (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2002).

10.1†

Amended and Restated 1995 Stock Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.2†	Form of Incentive Stock Option. (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.3†

Form of Non-statutory Stock Option. (Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.4

Consultation and Scientific Advisory Board Agreement between Inspire Pharmaceuticals, Inc. and Dr. Richard Boucher, dated March 10, 1995. (Incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.5*

Sponsored Research Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, effective March 10, 1995. (Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.6*

Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, dated March 10, 1995. (Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.7

Lease between Inspire Pharmaceuticals, Inc. and Imperial Center, Limited Partnership regarding Royal Center I, Durham, North Carolina, dated as of May 17, 1995, as amended. (Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.8

Master Lease Agreement between Inspire Pharmaceuticals, Inc. and Comdisco, Inc., dated October 13, 1995, as amended. (Incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.9

Lease Agreement between Inspire Pharmaceuticals, Inc. and Petula Associates Ltd. regarding Royal Center II, Durham, North Carolina, dated as of December 30, 1997. (Incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.10

Sublease Agreement between ICAgen, Inc. and Inspire Pharmaceuticals, Inc. regarding premises located at 4222 Emperor Boulevard, Suite 500, Durham, North Carolina, dated September 22, 1997 and extension of Sublease Agreement dated February 14, 2000. (Incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.11*

Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, dated September 1, 1998. (Incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.12*

Joint Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Kissei Pharmaceutical Co., Ltd., dated as of September 10, 1998. (Incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.13

Registration Rights Agreement between Inspire Pharmaceuticals, Inc. and Kissei Pharmaceutical Co., Ltd., dated as of September 10, 1998. (Incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.14*

Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998. (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.15

Registration Rights Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.16*

Series G Preferred Stock and Warrant Purchase Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.17*

Warrant Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.18

Amended and Restated Investors’ Rights Agreement among Inspire Pharmaceuticals, Inc. and the holders of Series A, B, E and G Preferred Stock of the Company dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.19†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000. (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.20†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Gregory J. Mossinghoff dated February 4, 2000. (Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.21†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000. (Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.22†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000. (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.23

Master Agreement between Inspire Pharmaceuticals, Inc. and ClinTrials BioResearch Ltd. dated as of December 23, 1999. (Incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.24†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Richard M. Evans dated February 10, 2000. (Incorporated by reference to Exhibit 10.30 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.25*

License Agreement between Inspire Pharmaceuticals, Inc. and Kirin Brewery Company, Ltd., Pharmaceutical Division, dated as of September 12, 2000. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2000).

10.26†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Bennett dated February 27, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 15, 2001).

10.27

Sublease between Inspire Pharmaceuticals, Inc. and Circuit City Stores, Inc., dated as of May 7, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 10, 2001).

10.28†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001. (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on August 10, 2001).

10.29*

License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2001).

10.30*

Study Funding Agreement, dated as of October 3, 2002, between Inspire Pharmaceuticals, Inc. and The Cystic Fibrosis Foundation Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2002).

10.31	First Amendment to Lease Agreement between Inspire Pharmaceuticals, Inc. and Royal Center Two IC, LLC for Royal Center Two, Durham, North Carolina, dated as of June 28, 2002.

10.32	Third Amendment to Lease Agreement between Inspire Pharmaceuticals, Inc. and Royal Center One IC, LLC for Royal Center One, Durham, North Carolina, dated as of June 28, 2002.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the President, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.

†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.

(b)	Reports on Form 8-K.

On October 2, 2002, Inspire filed a Current Report on Form 8-K, dated October 2, 2002, announcing the results of a Phase I/II trial in retinal detachment.

On October 4, 2002, Inspire filed a Current Report on Form 8-K, dated October 3, 2002, announcing a collaboration with Cystic Fibrosis Foundation Therapeutics.

On October 22, 2002, Inspire filed a Current Report on Form 8-K, dated October 21, 2002, announcing the declaration of a dividend distribution of one preferred stock purchase right for each outstanding share of its common stock pursuant to a Rights Agreement by and between the Company and Computershare Trust Company, as rights agent.

On October 30, 2002, Inspire filed a Current Report on Form 8-K, dated October 30, 2002, announcing its NDA filing plans for INS365 Ophthalmic based on existing clinical data.

On November 6, 2002, Inspire filed a Current Report on Form 8-K, dated November 6, 2002, announcing the results of a Phase II trial of INS37217 Intranasal for the treatment of common cold.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

By:	/s/ Christy L. Shaffer
Christy L. Shaffer Chief Executive Officer and Director

Date: March 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christy L. Shaffer Christy L. Shaffer	Chief Executive Officer (principal executive officer) and Director	March 6, 2003

/s/ Gregory J. Mossinghoff Gregory J. Mossinghoff	President, Secretary, Treasurer (principal financial officer and principal accounting officer) and Director	March 6, 2003

/s/ W. Leigh Thompson W. Leigh Thompson	Chairman of the Board	March 6, 2003

/s/ Richard Boucher, M.D. Richard Boucher, M.D.	Director	March 6, 2003

/s/ Kip Frey Kip Frey	Director	March 6, 2003

/s/ Gary D. Novack Gary D. Novack	Director	March 6, 2003

/s/ Jesse I. Treu Jesse I. Treu	Director	March 6, 2003

INSPIRE PHARMACEUTICALS, INC.

CERTIFICATIONS

I, Christy L. Shaffer, certify that:

1.	I have reviewed this annual report on Form 10-K of Inspire Pharmaceuticals, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/ Christy L. Shaffer
Christy L. Shaffer Chief Executive Officer (principal executive officer)

INSPIRE PHARMACEUTICALS, INC.

CERTIFICATIONS

I, Gregory J. Mossinghoff, certify that:

1.	I have reviewed this annual report on Form 10-K of Inspire Pharmaceuticals, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003	/s/ Gregory J. Mossinghoff
Gregory J. Mossinghoff President, Secretary and Treasurer (principal financial officer)

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Inspire Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Inspire Pharmaceuticals, Inc. (a development stage company) at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 and the period from inception (October 28, 1993) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

January 31, 2003

Raleigh, North Carolina

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$27,128	$29,959
Short-term investments	4,001	22,395
Other receivables	61	104
Interest receivable	50	102
Prepaid expenses	725	531

Total current assets	31,965	53,091
Property and equipment, net	1,061	1,471
Other assets	538	5,525

Total assets	$33,564	$60,087

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$924	$1,141
Accrued expenses	937	1,367
Capital leases, current portion	301	376
Deferred revenue	2,200	4,083

Total current liabilities	4,362	6,967
Capital leases, excluding current portion	204	525

Total liabilities	4,566	7,492
Commitments (Notes 10, 11 and 12)
Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized; 25,854,646 and 25,751,468 shares issued and outstanding at December 31, 2002 and 2001, respectively	26	26
Additional paid-in capital	125,069	125,099
Other comprehensive income	1	1
Deferred compensation	(399)	(1,525)
Deficit accumulated during the development stage	(95,699)	(71,006)

Total stockholders’ equity	28,998	52,595

Total liabilities and stockholders’ equity	$33,564	$60,087

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,			Cumulative from Inception (October 28, 1993) to December 31, 2002
	2002	2001	2000
Revenues:
Collaborative research agreements	$4,883	$7,285	$5,368	$19,000

Operating expenses:
Research and development (includes $445, $519, $866 and $2,385, of stock-based compensation, respectively)	25,229	28,193	16,354	95,381
General and administrative (includes $626, $687, $678 and $2,556, of stock-based compensation, respectively)	5,151	5,882	3,730	23,871

Total operating expenses	30,380	34,075	20,084	119,252

Operating loss	(25,497)	(26,790)	(14,716)	(100,252)

Other income (expense), net:
Interest income	878	3,787	2,120	7,894
Interest expense	(74)	(132)	(994)	(1,865)

Other income (expense), net	804	3,655	1,126	6,029

Loss before provision for income taxes	(24,693)	(23,135)	(13,590)	(94,223)
Provision for income taxes	—	—	400	820

Net loss	(24,693)	(23,135)	(13,990)	(95,043)
Preferred stock dividends	—	—	(594)	(656)

Net loss available to common stockholders	$(24,693)	$(23,135)	$(14,584)	$(95,699)

Net loss per common share–basic and diluted	$(0.96)	$(0.90)	$(1.23)

Weighted average common shares outstanding–basic and diluted	25,820,939	25,702,274	11,870,521

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,			Cumulative from Inception (October 28, 1993) to December 31, 2002
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(24,693)	$(23,135)	$(13,990)	$(95,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	635	2,209	1,420	6,417
Stock issued for exclusive license	—	—	—	144
Stock issued for consulting services	—	—	—	72
Amortization of deferred compensation	1,071	1,206	1,544	4,970
Loss on disposal of property and equipment	6	3	37	375
Changes in operating assets and liabilities:
Other receivables	43	105	(190)	(61)
Interest receivable	52	262	(364)	(50)
Prepaid expenses	(194)	(116)	(283)	(725)
Other assets	(15)	59	(1)	(38)
Accounts payable	(217)	711	(202)	924
Accrued expenses	(430)	509	243	933
Deferred revenue	(1,883)	(2,285)	(1,368)	2,200

Net cash used in operating activities	(25,625)	(20,472)	(13,154)	(79,882)

Cash flows from investing activities:
Purchase of investments	(12,306)	(145,936)	(55,021)	(213,263)
Proceeds from sale of investments	35,700	162,017	11,046	208,685
Purchase of property and equipment	(229)	(496)	(522)	(2,680)
Proceeds from sale of property and equipment	—	—	—	127

Net cash provided by (used in) investing activities	23,165	15,585	(44,497)	(7,131)

Cash flows from financing activities:
Proceeds from bridge loans	—	—	—	780
Proceeds from issuance of notes payable	—	—	—	408
Payments on notes payable	—	(20)	—	(420)
Issuance of common stock, net	25	69	70,249	70,441
Issuance of convertible preferred stock, net	—	—	—	45,061
Payments on capital lease obligations	(396)	(312)	(217)	(2,129)

Net cash (used in) provided by financing activities	(371)	(263)	70,032	114,141

(Decrease) increase in cash and cash equivalents	(2,831)	(5,150)	12,381	27,128
Cash and cash equivalents, beginning of period	29,959	35,109	22,728	—

Cash and cash equivalents, end of period	$27,128	$29,959	$35,109	$27,128

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the Period from Inception (October 28, 1993) to December 31, 2002

	Convertible Preferred Stock		Common Stock		Class A and B Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Other Comprehensive Income / (loss)	Stockholders' Equity
Inception (October 23, 1993)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Balance at December 31, 1993	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A and B Common Stock	—	—	—	—	10,000	10	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	(330)	—	—	(330)

Balance at December 31, 1994	—	—	—	—	10,000	10	—	(330)	—	—	(320)
Issuance of common stock and cancellation of
Class A and B common stock	—	—	850,286	1	(10,000)	(10)	9	—	—	—	—
Stock issued for consulting services	—	—	585,714	1	—	—	71	—	—	—	72
Stock issued in exchange for exclusive license	—	—	297,714	—	—	—	36	—	—	—	36
Issuance of Series A convertible preferred stock	9,200,000	9,100	—	—	—	—	—	—	—	—	9,100
Issuance of Series A warrants	—	—	—	—	—	—	92	—	—	—	92
Net loss	—	—	—	—	—	—	—	(2,704)	—	—	(2,704)

Balance at December 31, 1995	9,200,000	9,100	1,733,714	2	—	—	208	(3,034)	—	—	6,276
Issuance of common stock	—	—	227,340	—	—	—	13	—	—	—	13
Net loss	—	—	—	—	—	—	—	(5,782)	—	—	(5,782)

Balance at December 31, 1996	9,200,000	9,100	1,961,054	2	—	—	221	(8,816)	—	—	507
Issuance of common stock	—	—	31,954	—	—	—	18	—	—	—	18
Issuance of Series B convertible preferred stock	10,866,014	12,966	—	—	—	—	—	—	—	—	12,966
Net loss	—	—	—	—	—	—	—	(7,947)	—	—	(7,947)

Balance at December 31, 1997	20,066,014	22,066	1,993,008	2	—	—	239	(16,763)	—	—	5,544
Issuance of common stock	—	—	137,502	—	—	—	17	—	—	—	17
Stock issued in exchange for exclusive license	—	—	28,572	—	—	—	108	—	—	—	108
Issuance of Series C convertible preferred stock	375,000	900	—	—	—	—	—	—	—	—	900
Issuance of Series D convertible preferred stock	416,667	1,500	—	—	—	—	—	—	—	—	1,500
Issuance of Series B warrants	—	—	—	—	—	—	7	—	—	—	7
Deferred compensation	—	—	—	—	—	—	2,714	—	(2,714)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	—	(7,528)	—	—	(7,528)

Balance at December 31, 1998	20,857,681	24,466	2,159,082	2	—	—	3,085	(24,291)	(2,600)	—	662
Issuance of common stock	—	—	306,775	—	—	—	38	—	—	—	38
Issuance of Series E convertible preferred stock	6,201,985	11,406	—	—	—	—	—	—	—	—	11,406
Issuance of Series G convertible preferred stock	833,333	10,000	—	—	—	—	—	—	—	—	10,000
Issuance of Series F warrants	—	—	—	—	—	—	53	—	—	—	53
Issuance of common stock warrants	—	—	—	—	—	—	1,813	—	—	—	1,813
Preferred stock dividends	—	23	—	—	—	—	—	(62)	—	—	(39)
Deferred compensation	—	—	—	—	—	—	3,359	—	(3,359)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,035	—	1,035
Net loss	—	—	—	—	—	—	—	(8,934)	—	—	(8,934)

Balance at December 31, 1999	27,892,999	45,895	2,465,857	2	—	—	8,348	(33,287)	(4,924)	—	16,034
Issuance of common stock	—	—	369,006	—	—	—	1,062	—	—	—	1,062
Issuance of common stock warrants	—	—	—	—	—	—	577	—	—	—	577
Preferred stock dividends	—	—	—	—	—	—	—	(594)	—	—	(594)
Issuance of common stock at initial public offering and exercise of over-allotment	—	—	6,325,000	7	—	—	69,180	—	—	—	69,187
Conversion of preferred stock and preferred stock dividends into common stock at initial public offering	(27,892,999)	(45,895)	16,355,224	17	—	—	46,512	—	—	—	634
Deferred compensation	—	—	—	—	—	—	402	—	(402)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,544	—	1,544
Unrealized gain on investments										51	51
Net loss	—	—	—	—	—	—	—	(13,990)	—	—	(13,990)

Balance at December 31, 2000	—	—	25,515,087	26	—	—	126,081	(47,871)	(3,782)	51	74,505
Issuance of common stock	—	—	236,381	—	—	—	69	—	—	—	69
Forfeiture of common stock options	—	—	—	—	—	—	(1,051)	—	1,051	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,206	—	1,206
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	—	—	(23,135)	—	—	(23,135)

Balance at December 31, 2001	—	—	25,751,468	26	—	—	125,099	(71,006)	(1,525)	1	52,595
Issuance of common stock	—	—	103,178	—	—	—	25	—	—	—	25
Forfeiture of common stock options	—	—	—	—	—	—	(55)	—	55	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,071	—	1,071
Unrealized gain/(loss) on investments	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(24,693)	—	—	(24,693)

Balance at December 31, 2002	—	$—	25,854,646	$26	—	$—	$125,069	$(95,699)	$(399)	$1	$28,998

The accompanying notes are an integral part of these financial statements

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Organization

Inspire Pharmaceuticals, Inc. (the “Company”) was founded on October 28, 1993. Since our founding, the Company has been engaged in the discovery and development of novel pharmaceutical products that treat diseases which are characterized by deficiencies in the body’s innate defense mechanisms of mucosal hydration and mucociliary clearance, as well as other non-mucosal disorders. The Company’s technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill (“UNC”) for rights to certain developments from the founder’s laboratories.

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

The carrying values of property and equipment are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of assets based on an analysis of undiscounted cash flows over the remaining depreciation period. If the review indicates that carrying values may not be recoverable, the Company will reduce the carrying values to the estimated fair value.

Other Assets

At December 31, 2002, other assets are primarily comprised of long-term investments totaling $500 and $38 related to deposits. At December 31, 2001, other assets were comprised of long-term investments totaling $5.5 million and $25 related to deposits and deferred costs. Deferred costs are amortized using the effective interest rate method over the life of the related collaborative research agreement or lease.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

Deferred Compensation and Stock Options and Warrants

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference between the estimated fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. The Company did not recognize any deferred compensation related to stock option grants during the years ended December 31, 2002 and 2001.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years. The Company recognized $1,071, $1,206, $1,544 and $4,941 of stock-based compensation expense related to amortization of deferred compensation during the years ended December 31, 2002, 2001, 2000 and the period from inception (October 28, 1993) to December 31, 2002, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” as amended by Statement of Financial Accounting Standards No. 148, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

SFAS 123 specifies certain valuations techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company’s statement of operations, because the Company has made the election to use the provisions of APB 25 to account for its stock based compensation.

The weighted average fair value of options granted during 2002, 2001 and 2000 was $3.38, $11.66 and $7.04, respectively.

The fair value of options granted to employees was estimated using the following assumptions:

	Years Ended December 31,
	2002	2001	2000
Expected dividend yield	0%	0%	0%
Expected stock price volatility	136.55%	99.00%	65.04%
Risk free interest rate	3.815%	4.55%	6.50%
Expected life of options	5 years	5 years	5 years

For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS 123, its pro forma net loss and net loss per common share would have been as follows:

	Years Ended December 31,
	2002	2001	2000
Net loss available to common stockholders —as reported	$(24,693)	$(23,135)	$(14,584)
Compensation expense included in reported net loss available to common stockholders	1,071	1,206	1,544
Pro forma adjustment for compensation expense	(3,048)	(1,736)	(2,069)
Net loss available to common stockholders —pro forma	$(26,670)	$(23,665)	$(15,109)
Net loss per common share—as reported	$(0.96)	$(0.90)	$(1.23)
Net loss per common share—pro forma	$(1.03)	$(0.92)	$(1.27)

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

Revenue Recognition

Revenue is recognized under collaborative research agreements when services are performed or when contractual obligations are met. Non-refundable fees received at the initiation of collaboration agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of the related research and development commitment. Milestone payments under collaboration agreements and research agreements will be recognized as revenues, ratably over the remaining period of the research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that we have fulfilled our research and clinical development commitment. This period is based on estimates by management and the progress towards milestones in our collaborative agreements. The estimate is subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause our revenue to fluctuate from period to period.

The Company has revised its estimates on two occasions. The first revision was due to the termination of our Development, License and Supply Agreement with Genentech and resulted in the acceleration of deferred revenue by one month. The revision had no effect on the Company’s quarterly results of operation because the revenue would have been fully recognized by the end of the quarter had the revision not occurred. The second revision was due to an extension of the commitment period related to the development of diquafosol tetrasodium (INS365) and increased the revenue recognition period by six months.

Research and Development

Research and development costs include all direct costs, including salaries for research and development personnel, outside consultants, costs of clinical trials, sponsored research and clinical trials insurance related to the development of drug compounds. These costs have been charged to operating expense as incurred. Costs associated with obtaining and maintaining patents on the Company’s drug compounds and license initiation and continuation fees, including milestone payments by the Company to its licensors, are evaluated based on the stage of development of the related drug compound and whether the underlying drug compound has an alternative use. Costs of these types incurred for drug compounds not yet approved by the United States Food and Drug Administration (“FDA”) and for which no alternative use exists are recorded as research and development expense. In the event the drug compound has been approved by the FDA or an alternative use exists for the drug compound, patent and license costs are capitalized and amortized over the expected life of the related drug compound. License milestone payments to the Company’s licensors are recognized when the underlying requirement is met by the Company.

Significant Customers and Credit Risk

All revenues recognized and recorded in 2002 were from two collaborative partners. All revenues recognized and recorded in 2001 and 2000 were from four collaborative partners.

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

Cash Flows

The Company made cash payments for interest of $73, $145, $100 and $756 for the years ended December 31, 2002, 2001, 2000 and the period from inception (October 28, 1993) to December 31, 2002, respectively. The Company made cash payments for foreign withholding taxes of $0, $0 and $400 during the years ended December 31, 2002, 2001 and 2000, respectively.

The Company acquired property and equipment through the assumption of capital lease obligations amounting to $0, $401 and $2,690 during the years ended December 31, 2002, 2001 and the period from inception (October 28, 1993) to December 31, 2002, respectively.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“diluted EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of diluted EPS for the years ended December 31, 2002, 2001 and 2000 does not include 1,830,081, 1,886,277 and 1,526,008, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Segment Reporting

The Company has determined that it did not have any separately reportable operating segments as of December 31, 2002, 2001 or 2000.

Other Comprehensive Income (Loss)

At December 31, 2002 and 2001, the Company had $1 of unrealized gain on investments that is classified as other comprehensive income and is disclosed as a component of statements of stockholders’ equity.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are required to be applied to fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have any impact on the Company’s financial position or results of operations.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

In June 2002, the FASB issued FASB Statement No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are required to be applied for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have any material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued FASB Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The provisions of SFAS 148 are required to be applied to fiscal years ending after December 15, 2002. The adoption of SFAS 148 is not expected to have any impact on the Company’s financial position or results of operation.

3. Property and Equipment

Property and equipment consist of the following:

	Useful Life (Years)	December 31,
		2002	2001
Equipment	5	$2,337	$2,286
Leasehold improvements	Lesser of lease term or 5 years	893	888
Computer hardware and software	5	833	896
Furniture and fixtures	7	500	450

		4,563	4,520
Less—accumulated depreciation		(3,502)	(3,049)

Property and equipment, net		$1,061	$1,471

Depreciation expense was $633, $637, $546 and $3.9 million for the years ended December 31, 2002, 2001, and 2000 and the period from inception (October 28, 1993) to December 31, 2002, respectively. The Company leases certain assets under capital lease agreements. The book value of assets under capital leases at December 31, 2002 and 2001 was approximately $345 and $669, respectively.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

4. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, other receivables and accounts payable at December 31, 2002 and 2001 approximate their fair value due to the short-term nature of these items.

The fair value of the Company’s short-term investments at December 31, 2002 and 2001, approximate their carrying values as these investments are primarily in short-term interest-bearing investment-grade securities.

The carrying value of the Company’s capital lease obligations at December 31, 2002 and 2001 approximate their fair value as the interest rates on these obligations approximate rates available in the financial market at such dates.

5. Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2002	2001
Research costs	$515	$750
Accrued payroll and benefits	189	243
Accrued legal and patent costs	95	107
Other	138	267

	$937	$1,367

6. Income Taxes

The components of the Company’s income tax expense consist of the following:

	Years Ended December 31,
	2002	2001	2000
Current expense (benefit):
Federal	$—	$—	$—
Foreign	—	—	400
State	—	—	—

Current tax expense (benefit)	—	—	400

Deferred expense (benefit)
Federal	—	—	—
Foreign	—	—	—
State	—	—	—

Deferred tax expense (benefit)	—	—	—

Net tax expense (benefit)	$—	$—	$400

The Company has no current or deferred federal and state income tax expense for the years ended December 31, 2002, 2001 and 2000 because the Company generated net operating losses during such periods.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2002	2001
Current deferred tax assets:
Compensation related items	$72	$53
Accrued expenses	—	77
Deferred revenue	848	—
Noncurrent deferred tax assets:
Domestic net operating loss carryforwards	31,471	22,101
Deferred revenue	—	1,574
Research and development credits	6,476	3,443
Fixed and intangible assets	1,302	1,055
Stock-based compensation	1,956	1,543
Contributions	138	148

Total deferred tax assets	42,263	29,994
Valuation allowance for deferred assets	(42,263)	(29,994)

Net deferred tax asset (liability)	$—	$—

At December 31, 2002 and 2001, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The increase in valuation allowance of $12,269 during the year ended December 31, 2002 resulted primarily from the generation of additional net operating loss carryforward.

As of December 31, 2002, the Company had federal and state net operating loss carryforwards of $81,244 and $84,449, respectively. As of December 31, 2001, the Company had federal and state net operating loss carryforwards of $57,087 and $59,086, respectively. The net operating loss carryforwards expire in various amounts starting in 2008 and 2010 for federal and state tax purposes, respectively. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though its net operating loss carryforwards exceed its taxable income.

Additionally, as of December 31, 2002, the Company has federal research and development and orphan drug credit carryforwards of $6,476. The credit carryforwards expire in varying amounts starting in 2010.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

	Years Ended December 31,
	2002	2001	2000
United States federal tax at statutory federal income tax rate	$(8,396)	$(7,866)	$(4,621)
State taxes (net of federal benefit)	(1,145)	(993)	(642)
Change in valuation reserve	12,269	10,330	6,021
Research and development credit	(3,033)	(1,868)	(664)
Foreign withholding tax, net of federal benefit	—	—	264
Nondeductible expenses	115	279	—
Other nondeductible expenses	190	118	42

Provision for income taxes	$—	$—	$400

7. Notes Payable

On November 13, 1996, the Company entered into a Collaborative Funding Agreement (“CFA”) with The North Carolina Biotechnology Center (“NCBC”) and the Kenan Institute whereby NCBC agreed to loan the Company a total of $20. Loans made to the Company by NCBC under the CFA are to be used for specific research activities. All such loans are unsecured and bear interest at 8.25%, with principal and accrued interest payable on November 7, 2001. The Company had total borrowings from NCBC under the CFA of $20 as of December 31, 2000. The Company paid off the note in 2001.

8. Stockholders’ Equity

At December 31, 2002, the Company was authorized to issue 60,000,000 shares of common stock with a par value of $0.001 per share and 2,000,000 shares of preferred stock with a par value of $0.001 per share.

On August 2, 2000, the Company’s Registration Statement on Form S-1, as amended, registering 6,325,000 shares of common stock was declared effective by the Securities and Exchange Commission and permitted the Company to sell shares of common stock in its initial public offering (“IPO”). On August 8, 2000, the Company sold 5,500,000 shares of common stock at the IPO for $12.00 per share which resulted in proceeds to the Company of $66.0 million. On September 5, 2000, the Company sold an additional 825,000 shares of common stock at the IPO price of $12.00 per share pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross proceeds of $9.9 million. Total stock issuance costs related to the IPO and exercise of the over-allotment was $6.7 million.

At the IPO, all 26,684,666 shares of Series A preferred stock (“Series A Preferred”), Series B preferred stock (“Series B Preferred”), Series D preferred stock (“Series D Preferred”) and Series E preferred stock (“Series E Preferred”) converted into 15,248,361 shares of common stock at a 1-for-1.75 conversion ratio. The 375,000 shares of Series C preferred stock (“Series C Preferred”) converted into 214,284 shares of common stock at a 1-for-1.75 conversion ratio plus an additional 6,438 shares of common stock were issued to the Series C preferred stockholders as a result of their antidilution protection. Additionally, 833,333 shares of Series G preferred stock (“Series G Preferred”) converted into 476,190 shares of common stock plus an additional 52,808 shares of common stock were received by the Series G preferred stockholders in payment of accrued dividends of $634.

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

Preferred Stock

There were no outstanding shares of preferred stock at December 31, 2002 and 2001.

Sales of Preferred Stock

In March 1995, the Company issued 8,388,679 shares of Series A Preferred to a group of venture capital investors at a price per share of $1.00 which resulted in proceeds to the Company of $8.3 million, net of offering costs of $100. In addition, bridge loans from the Series A Preferred investors totaling $811, including accrued interest, were converted into 811,321 shares of Series A Preferred, using a conversion price of $1.00 per share.

In June and September 1997, the Company issued 10,866,014 shares of Series B Preferred to a group of venture capital investors at a price per share of $1.20 which resulted in proceeds to the Company of $13.0 million, net of offering costs of $73.

In September 1998, the Company issued 375,000 shares of Series C Preferred to a strategic partner, Kissei Pharmaceutical Co. Ltd. (“Kissei”), at a price per share of $2.40 which resulted in proceeds to the Company of $900, in conjunction with entering into a collaboration agreement with Kissei relating to the development of INS365 Respiratory (See Note 10).

In December 1998, the Company issued 416,667 shares of Series D Preferred to Santen Pharmaceutical Company Ltd. (“Santen”), at a price per share of $3.60 which resulted in proceeds to the Company of $1.5 million, in conjunction with entering into a collaboration agreement relating to the development of diquafosol tetrasodium (INS365) (See Note 10).

In July and October 1999, the Company issued 6,201,985 shares of Series E Preferred stock to a group of venture capital investors at a price per share of $2.00 which resulted in proceeds to the Company of $11.4 million, net of offering costs of $998.

In December 1999, the Company issued 833,333 shares of Series G Preferred to Genentech, Inc. (“Genentech”), at a price per share of $12.00 which resulted in proceeds to the Company of $10.0 million in conjunction with entering into a collaboration agreement (See Note 10). The shares automatically converted into shares of the common stock upon the initial public offering at an exchange rate determined by dividing the total proceeds plus accrued and unpaid dividends by the initial offering price of the Company’s common stock.

Dividends

Prior to the IPO, the holders of Series A Preferred, Series B Preferred, Series C Preferred and Series E Preferred were entitled to receive dividends equal to any dividends paid on common stock. The holders of Series G Preferred were entitled to cumulative dividends at the prime rate plus 1% of the Series G preferred preference amount calculated on a per share basis. There were no accrued Series G Preferred dividends at December 31, 2002 and 2001, respectively. All accrued Series G Preferred dividends for $634 were paid at the date of the IPO in the form of 52,808 common shares.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. Options and Warrants

Options

During 1995, the Company adopted the 1995 Stock Plan, which provided for the grant of up to 1,005,714 options to directors, officers, employees and consultants. In April 1999, the Plan was amended and restated, and is now the Amended and Restated 1995 Stock Plan, as amended (the “Plan”). The option pool was increased to 5,228,571 shares on September 28, 2001 and to 6,428,571 shares on December 14, 2001. Under the Plan, both incentive and non-qualified stock options, as well as restricted stock, may be granted. The Board of Directors shall determine the term and dates of the exercise of all options at their grant date, provided that for incentive stock options, such price shall not be less than the fair market value of the Company’s stock on the date of grant. At December 31, 2002, there were 2,040,461 stock option shares available for grant.

The maximum exercise terms for an option grant is ten years from the date of the grant. Options granted under the plan generally vest 25% upon completion of one full year of employment and on a monthly basis over the following three years. Vesting begins from the date of hire for new employees and on the date of grant for existing employees.

The following table summarizes the stock option activity for the Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 1999	1,474,518	$0.345
Granted	748,995	12.228
Exercised	(295,526)	(0.207)
Forfeited	(157,629)	(6.227)

Options outstanding, December 31, 2000	1,770,358	4.872
Granted	740,500	10.640
Exercised	(144,534)	(0.471)
Forfeited	(12,470)	(9.707)

Options outstanding, December 31, 2001	2,353,854	6.931
Granted	970,000	3.379
Exercised	(103,178)	(0.240)
Forfeited	(95,331)	(8.947)

Options outstanding, December 31, 2002	3,125,345	$5.985

The following table summarizes information concerning options outstanding at December 31, 2002:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable
Price range
$ 0.123 - $ 0.420	681,526	$0.257	5.49	678,415
$ 0.840 - $ 2.760	669,562	2.244	9.46	150,030
$ 3.960 - $ 7.810	659,000	4.924	9.32	73,435
$ 7.813 - $12.000	647,493	10.911	7.85	399,629
$12.370 - $16.630	404,764	13.388	8.21	181,308
$20.000 - $20.000	63,000	20.000	7.80	34,457

	3,125,345	$5.985	8.03	1,517,274

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” requires the Company to disclose pro forma information regarding option grants made and warrants issued to its employees (See Note 2).

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

Preferred Stock Warrants

In connection with the capital lease agreement executed on October 13, 1995, the Company issued warrants which entitle the holder to purchase 165,000 shares of Series A Preferred with an exercise price of $1.00 per share. These warrants had an estimated fair value of $92 at the date of issuance which was deferred and is being amortized as an increase to interest expense over the term of the related lease agreement using the effective interest rate method. The warrants are exercisable prior to the fifth anniversary date of the Company’s initial public offering.

In connection with an amendment on June 18, 1998 to increase the amount of equipment under the capital lease agreement executed on October 13, 1995, the Company issued warrants which entitle the holder to purchase 15,000 shares of Series B Preferred with an exercise price of $1.20 per share. These warrants had an estimated value of $7 at the date of issuance which was calculated using the Black-Scholes method in accordance with SFAS 123. This amount was deferred and is being amortized as an increase to interest expense over the term of the related lease agreement using the effective interest rate method. The warrants are exercisable prior to the fifth anniversary date of the Company’s initial public offering.

In connection with additional amendments to increase the amount of equipment under the Company’s capital lease agreement which were executed on February 8, 1999 and April 15, 1999, the Company issued warrants which entitle the holder to purchase 20,000 and 8,170 shares, respectively, of Series F Preferred stock (“Series F Preferred”) with an exercise price of $2.40 per share. These warrants had an estimated fair value of $53 at their respective dates of issuance which was calculated using the Black-Scholes method in accordance with SFAS 123. These amounts were deferred and are being amortized as an increase to interest expense over the term of the related lease agreement using the effective interest rate method. The warrants are exercisable prior to the fifth anniversary date of the Company’s initial public offering.

During 2001, 148,500 of the Series A Preferred stock warrants, 15,000 of the Series B Preferred stock warrants and 28,170 of the Series F Preferred stock warrants were exercised as 109,523 common stock shares based on the 1-for-1.75 IPO conversion ratio. During 2000, 16,500 of the Series A Preferred stock warrants were exercised and issued as 9,428 common stock shares based on the 1-for-1.75 IPO conversion ratio. At December 31, 2002, there were no outstanding Preferred stock warrants.

Common Stock Warrants

In connection with a consulting agreement, the Company issued 11,428 warrants on January 15, 1999 to purchase shares of the Company’s common stock with an exercise price of $4.20 per share. The warrants had an estimated value of $3.00 per share at the date of issuance as calculated using the Black-Scholes model in accordance with SFAS 123. The warrants shall be exercisable prior to the tenth anniversary of the grant date.

In connection with the sale of the Series G Preferred and the collaboration agreement entered into with Genentech on December 17, 1999, the Company issued warrants which entitle the holder to purchase 253,968 shares of common stock with an exercise price of $7.88 per share. The warrants had an estimated value of $1.8 million at the date of issuance as determined using the Black-Scholes model which was deferred and recorded in other assets and was amortized to research and development expense over the period of the Company’s research and development commitment. The warrants are exercisable prior to December 17, 2004.

In connection with the sale of stock to Genentech (see Note 10), the Company issued warrants on December 20, 2000 which entitle the holder to purchase 25,396 shares of common stock with an exercise price of $7.88 per share. The warrants had an estimated value of $577 at the date of issuance as determined using the Black-Scholes model, which was deferred and recorded as other assets and was amortized to research and development expense over the period of the Company’s research and development commitment. The warrants are exercisable prior to December 17, 2004.

None of the common stock warrants have been exercised as of December 31, 2002.

Outstanding warrants to purchase the Company’s common stock at December 31, 2002 are as follows:

Number of Warrants	Exercise Price
11,428	$4.20
279,364	$7.88

10. Collaboration Agreements

On September 10, 1998, the Company entered into a Joint Development, License and Supply Agreement (the “Kissei Agreement”) with Kissei related to the development of INS365 Respiratory for all therapeutic respiratory applications, excluding sinusitis and middle ear infection, in Japan. INS365 Respiratory for respiratory therapeutic uses is licensed by the Company from UNC. Under the terms of the Kissei Agreement, Kissei will develop, commercialize, and market INS365 Respiratory in Japan. The Company maintains the right to manufacture and supply INS365 to Kissei. Kissei also has the first right to negotiate a license to particular P2Y2 agonist that show utility as inhalation products for respiratory uses in Japan.

Upon the signing of the Kissei Agreement, Kissei purchased 375,000 shares of the Company’s Series C Preferred for $900 or $2.40 per share. In addition, the Company received a non-refundable up front license fee of $3.6 million which the Company recorded as license revenue over the term of its research and development commitment, which ended in November 2002 as a result of the termination of the agreement. Upon termination of the agreement, Kissei returned to Inspire all rights to INS365 Respiratory. During the term of the agreement Inspire received an aggregate of $7.2 million in equity, upfront, milestone and employee reimbursement payments from Kissei. The milestones and upfront payments are non-refundable.

On December 16, 1998, the Company entered into a Development, License and Supply Agreement (the “Santen Agreement”) with Santen to complete the development of diquafosol tetrasodium (INS365) for the therapeutic treatment of ocular surface diseases. Santen received an exclusive license to diquafosol tetrasodium (INS365) in Japan, China, South Korea, the Philippines, Thailand, Vietnam, Taiwan, Singapore, Malaysia and Indonesia in the field. Under the terms of the Santen Agreement, Santen will develop, commercialize, and market diquafosol tetrasodium (INS365) in the geographical areas mentioned above. The Company retains the right to manufacture and supply diquafosol tetrasodium (INS365) in bulk drug substance to Santen.

Upon the signing of the Santen Agreement, Santen purchased 416,667 shares of the Company’s Series D Preferred for $1.5 million or $3.60 per share. In addition, depending on whether all milestones under the Santen Agreement are met, the Company could receive milestone payments of up to $4.8 million. In addition, the Company will receive royalties on net sales on diquafosol tetrasodium (INS365) by Santen.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

No milestone payments were received under the Santen Agreement during 2002 or 2001. During 2000, the Company received a milestone payment under the Santen Agreement of $500 based on achievement of a regulatory milestone by Santen.

The agreement will terminate when all patents licensed under the agreement have expired. Either Santen or the Company may terminate the agreement if the other materially breaches the agreement. In addition, the Company has the right to terminate the agreement at any time if the Company determines, subject to the coordinating committee’s review and arbitration, that Santen has not made reasonably sufficient progress in the development or commercialization of products. If Santen breaches the agreement, or if the Company terminates the agreement because Santen has not made sufficient progress, Santen’s license will terminate. Santen will provide the Company with all data and information relating to the Company’s products, and will assign or permit it to cross-reference all regulatory filings and approvals.

On December 17, 1999, the Company entered into a Development, License and Supply Agreement (the “Genentech Agreement”) with Genentech to jointly develop INS365 Respiratory and other related P2Y2 agonists existing on the date of the Genentech Agreement for all human therapeutic uses for the treatment of respiratory tract disorders, including chronic bronchitis and cystic fibrosis, throughout the world, excluding Japan and the treatment of sinusitis and middle ear infection worldwide.

The Genentech Agreement provided that Genentech would pay the Company a non-refundable, non-creditable, up-front payment of $5.0 million upon execution, which the Company recorded as license revenue over the term of its research and development commitment, which ended in November 2001 as a result of the termination of the agreement.

Upon the signing of the agreement, Genentech purchased 833,333 shares of Series G Preferred for $12.00 per share or an aggregate purchase price of $10.0 million and Genentech was issued 253,968 warrants to purchase shares of the Company’s common stock with an exercise price of $7.88 per share. In addition, upon the occurrence of certain milestone events, the Company was obligated to sell, and Genentech was obligated to purchase: (i) up to $2.0 million of the Company’s common stock, at a per share price determined, using the 20-day trailing average close price of the Company’s common stock as quoted on an established stock exchange, and (ii) Genentech would have been issued warrants for up to 50,793 shares of the Company’s common stock at an exercise price of $7.88 per share.

On December 20, 2000, upon achievement of a technical milestone the Company sold 64,806 shares of common stock to Genentech at $15.40 per share and issued warrants which entitle the holder to purchase 25,396 shares of common stock with an exercise price of $7.88 (see Note 9).

On June 20, 2001, Genentech notified the Company that they were terminating the agreement, effective November 2001, and returned all rights for use of INS365 Respiratory and our other related P2Y2 agonists at no charge. The decision to return the product rights was based on a strategic review by Genentech of its overall development portfolio. The Company received in excess of $16.0 million in equity and cash payments during the collaboration.

On September 12, 2000, the Company entered into a License Agreement (the “Kirin Agreement”) with Kirin Brewery Company, Ltd., Pharmaceutical Division (“Kirin”) to complete the development and commercialization of INS316 Diagnostic to aid in the diagnosis of lung cancer. Kirin received an exclusive license to INS316 Diagnostic in twenty-one Asian countries and regions (“the Territory”) in the field. Under the terms of the Kirin Agreement, Kirin will develop, manufacture, commercialize, and market INS316 Diagnostic in the Territory.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

Upon the signing of the Kirin Agreement, the Company received a non-refundable up front license fee of $2 million which was initially deferred and is being recognized as license revenue ratably over the period of the Company’s ongoing research and development commitment. In addition, depending on whether all milestones under the Kirin Agreement are met, the Company could receive milestone payments of up to $7 million based on clinical success. Upon commercialization, the Company will receive royalties on net sales of INS316 Diagnostic by Kirin within the Territory.

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

In June 2001, the Company entered into a Joint License, Development and Marketing Agreement with Allergan to develop and commercialize two novel therapeutic treatments for dry eye. Under the terms of the agreement, Allergan obtained an exclusive license to develop and commercialize diquafosol tetrasodium (INS365) worldwide, with the exception of Japan and nine other Asian countries covered by Inspire’s agreement with Santen. In return, Inspire received an up-front payment of $5 million on execution of the agreement and has received a $3 million milestone payment. Inspire can also receive up to an additional $31 million in milestone payments assuming the successful completion of all the remaining milestones. The Company will also receive royalty payments from Allergan on sales, if any, of both diquafosol tetrasodium (INS365) and on Allergan’s Restasis™ worldwide, excluding most larger Asian markets. In December 2002 Restasis™ was approved for sale by the FDA and Allergan has indicated that it expects to launch Restasis™ in the United States in the second quarter of 2003. The Company will be entitled to receive royalties on sales of Restasis™ beginning one year after the launch. The agreement also provides for potential co-promotion by Inspire of diquafosol tetrasodium (INS365) and Restasis™ and one or more of Allergan’s other marketed products in the United States.

The Company has established a joint development committee with Allergan to oversee the joint development program and a joint commercial committee to establish the brand strategies and manage the relationship. Under the terms of the agreement, Inspire provides bulk active drug substance through the end of the Phase IIIb study for diquafosol tetrasodiom (INS365). After Phase IIIb, Allergan is responsible for obtaining or manufacturing all of its bulk active drug substance requirements and for all commercial supply of product.

The Company is responsible for conducting, in collaboration with Allergan, the Phase III clinical trials for diquafosol tetrasodium (INS365) for dry eye and for United States new drug application (“NDA”) filing and approval. Allergan is responsible for all other development activities under the agreement, including all development outside the United States and in their territories, and for ex-United States regulatory submissions, filings, and approvals relating to products. Allergan is responsible for all commercial costs except for the cost of Inspire’s selling force in the United States should Inspire decide to exercise their co-promotion option. Allergan is required to use commercially reasonable efforts to conduct development, seek regulatory approvals and market and sell the products.

The agreement will be in effect until all patents licensed under the agreement have expired, unless earlier terminated. Either Allergan or Inspire may terminate the agreement if the other materially breaches the agreement. In addition, Allergan has the right, by giving the Company 180 days prior notice, to terminate the agreement at any time. If Allergan breaches the agreement or terminates the agreement early, other than for Inspire’s breach, Allergan’s license will terminate. Allergan must provide Inspire all data and information relating to the Company’s products, and Allergan must assign or permit Inspire to cross-reference all regulatory filings and approvals.

In October 2002, the Company entered a collaboration with Cystic Fibrosis Foundation Therapeutics (“CFFT”), a non-profit drug development affiliate of the Cystic Fibrosis Foundation, for the funding of a Phase II study in INS37217 Respiratory for the treatment of cystic fibrosis. Under the agreement CFFT agreed to provide the majority of funding of external costs for a Phase II trial of

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

INS37217 Respiratory in exchange for post-commercialization milestone payments. As of December 31, 2002, no funding has been provided. In the event of FDA approval, the Company has agreed to pay CFFT, over a period of six years, an amount equal to a multiple of the total of the costs paid by CFFT plus an agreed upon mark-up, which payment could, in the aggregate, exceed $10 million. Additionally, in the event aggregate sales of the product exceed an agreed upon level during the six year period following receipt of FDA approval, the Company has agreed to pay CFFT an additional four million dollars, payable over two years.

The agreement will terminate no later than the expiration of all payment obligations under the agreement. Either CFFT or the Company may terminate the agreement if the other materially breaches the agreement.

11. License Agreement

On March 10, 1995, the Company licensed the rights to the patent for a Method of Treating Lung Disease with Uridine Triphosphates which covers INS316 Diagnostic from UNC. In connection with this license agreement, the Company paid $65 in license initiation fees and issued 297,714 shares of common stock with an estimated value at the date of issuance of $36 or $0.12 per share and has agreed to make milestone payments totaling up to $1.0 million. The Company reached one such milestone in 1997 and made the milestone payment of $500 in the same year. A $10 milestone payment was made during each of 2002 and 2001.

On September 1, 1998, the Company licensed the rights to the patents for a Method of Treating Cystic Fibrosis with Dinucleotides, a Method of Treating Bronchitis with Uridine Triphosphates and related compounds, and a Method of Treating Ciliary Dyskinesia with Uridine Triphosphates and related compounds, which cover INS365 Respiratory, from UNC. In connection with this license agreement, the Company paid $15 in license initiation fees and issued 28,572 shares of common stock with an estimated value at the date of issuance of $90 or $3.15 per share and has agreed to pay milestone payments totaling $160. The Company made milestone payments of $5 during each of 2002 and 2001.

In January 2002, the Company licensed the rights to the patent for Composition and Method for Initiating Platelet Aggregation from UNC. In connection with this license agreement, the Company paid $25 in license initiation fees and has agreed to pay milestone payments totaling $50.

If the Company fails to meet performance milestones relating to the timing of regulatory filings or pay the minimum annual payments under it’s respective UNC licenses, UNC may terminate the applicable license.

In connection with the license agreements with UNC, the Company has agreed to pay royalties based on net sales of certain Licensed Products (as defined in the license agreements).

The Company enters into sponsored research and development and clinical trial agreements with UNC on an annual basis whereby direct and indirect costs, as defined, are reimbursed by the Company.

12. Commitments

The Company is obligated under a master capital lease for furniture, equipment, and computers. Each lease term under the master lease agreement expires between 30 to 48 months from the date of inception.

The Company also has several non-cancelable operating leases, primarily for office space and office equipment, that extend through January 2009 and are subject to certain voluntary renewal options. Rental expense for operating leases during 2002, 2001, 2000 and for the cumulative period from inception (October 28, 1993) to December 31, 2002 was $376, $319, $186 (net of sublease rentals $11), and $1,491 (net of sublease rentals of $108), respectively.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

Future minimum lease payments under capital and non-cancelable operating leases with remaining lease payments as of December 31, 2002 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2003	$338	$319
2004	215	303
2005	—	307
2006	—	290
Thereafter	—	21

Total minimum lease payments	553	$1,240

Less amount representing interest	48

Present value of net minimum capital lease payments	505
Less current portion of capital lease obligations	301

Capital lease obligations, excluding current portion	$204

The Company has contractual commitments or purchase arrangements with various clinical research organizations, manufacturers of drug product and others. Most of these arrangements are for a period of less than 12 months. The amount of the Company’s financial commitments under these arrangements totals approximately $7,908 at December 31, 2002.

During 2001, the Company signed a letter of intent to enter into an equipment financing agreement under which the Company can borrow up to $1.5 million to finance the purchase of scientific and other equipment. At December 31, 2002, $0 was outstanding under this agreement.

13. Employee Benefit Plan

The Company has adopted a 401(k) Profit Sharing Plan (“the 401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is August 1, 1995. Participants may elect a salary reduction of 1% to the IRS allowed maximum as a tax-deferred contribution to the 401(k) Plan. Modifications of salary reductions can be made quarterly.

The 401(k) Plan permits discretionary employer contributions. If employer discretionary contributions are implemented, participants will begin vesting 100% immediately in such contributions.

In 2002 and 2001 the Company elected a safe harbor contribution at 3.0% of annual compensation. These safe harbor contributions total $149, $147, $0, and $296 for the years ended December 31, 2002, 2001, 2000 and the period from inception (October 28, 1993) to December 31, 2002. All Company safe harbor contributions vest 100% immediately.

INSPIRE PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

14. Quarterly Financial Data (unaudited)

2002	First	Second	Third	Fourth	Total
Revenue:
Collaborative research agreements	$1,083	$1,350	$1,350	$1,100	$4,883
Net loss available to common stockholders	(4,759)	(5,949)	(5,466)	(8,519)	(24,693)
Net loss per common share—basic and diluted	$(0.18)	$(0.24)	$(0.21)	$(0.33)	$(0.96)

2001	First	Second	Third	Fourth	Total
Revenue:
Collaborative research agreements	$1,405	$1,404	$2,238	$2,238	$7,285
Net loss available to common stockholders	(5,238)	(5,908)	(4,916)	(7,073)	(23,135)
Net loss per common share—basic and diluted	$(0.20)	$(0.23)	$(0.19)	$(0.28)	$(0.90)

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 26, 2002).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc.

3.4	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002).

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

4.2

Rights Agreement, dated as of October 21, 2002, between the Company and Computershare Trust Company, which includes the form of Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. as Exhibit “A”, the form of Rights Certificate as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock as Exhibit “C” (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2002).

10.1†

Amended and Restated 1995 Stock Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.2†	Form of Incentive Stock Option. (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.3†

Form of Non-statutory Stock Option. (Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.4

Consultation and Scientific Advisory Board Agreement between Inspire Pharmaceuticals, Inc. and Dr. Richard Boucher, dated March 10, 1995. (Incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.5*

Sponsored Research Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, effective March 10, 1995. (Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.6*

Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, dated March 10, 1995. (Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.7

Lease between Inspire Pharmaceuticals, Inc. and Imperial Center, Limited Partnership regarding Royal Center I, Durham, North Carolina, dated as of May 17, 1995, as amended. (Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.8

Master Lease Agreement between Inspire Pharmaceuticals, Inc. and Comdisco, Inc., dated October 13, 1995, as amended. (Incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.9

Lease Agreement between Inspire Pharmaceuticals, Inc. and Petula Associates Ltd. Regarding Royal Center II, Durham, North Carolina, dated as of December 30, 1997. (Incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.10

Sublease Agreement between ICAgen, Inc. and Inspire Pharmaceuticals, Inc. regarding premises located at 4222 Emperor Boulevard, Suite 500, Durham, North Carolina, dated September 22, 1997 and extension of Sublease Agreement dated February 14, 2000. (Incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.11*

Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, dated September 1, 1998. (Incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.12*

Joint Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Kissei Pharmaceutical Co., Ltd., dated as of September 10, 1998. (Incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.13

Registration Rights Agreement between Inspire Pharmaceuticals, Inc. and Kissei Pharmaceutical Co., Ltd., dated as of September 10, 1998. (Incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.14*

Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998. (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.15

Registration Rights Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.16*

Series G Preferred Stock and Warrant Purchase Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.17*

Warrant Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.18

Amended and Restated Investors’ Rights Agreement among Inspire Pharmaceuticals, Inc. and the holders of Series A, B, E and G Preferred Stock of the Company dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.19†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000. (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.20†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Gregory J. Mossinghoff dated February 4, 2000. (Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.21†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000. (Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.22†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000. (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.23

Master Agreement between Inspire Pharmaceuticals, Inc. and ClinTrials BioResearch Ltd. Dated as of December 23, 1999. (Incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.24†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Richard M. Evans dated February 10, 2000. (Incorporated by reference to Exhibit 10.30 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.25*

License Agreement between Inspire Pharmaceuticals, Inc. and Kirin Brewery Company, Ltd., Pharmaceutical Division, dated as of September 12, 2000. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2000).

10.26†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Bennett dated February 27, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 15, 2001).

10.27

Sublease between Inspire Pharmaceuticals, Inc. and Circuit City Stores, Inc., dated as of May 7, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 10, 2001).

10.28†

Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001. (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on August 10, 2001).

10.29*

License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2001).

10.30*

Study Funding Agreement, dated as of October 3, 2002, between Inspire Pharmaceuticals, Inc. and The Cystic Fibrosis Foundation Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2002).

10.31	First Amendment to Lease Agreement between Inspire Pharmaceuticals, Inc. and Royal Center Two IC, LLC for Royal Center Two, Durham, North Carolina, dated as of June 28, 2002.

10.32	Third Amendment to Lease Agreement between Inspire Pharmaceuticals, Inc. and Royal Center One IC, LLC for Royal Center One, Durham, North Carolina, dated as of June 28, 2002.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the President, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.

†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.