Form 10-Q
period 2003-03-31
INSPIRE PHARMACEUTICALS INC
filed 2003-05-14
CIK 1040416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

Indicate the number of shares outstanding of common stock, as of the latest practical date: 31,711,893 as of May 1, 2003.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

SIGNATURES	33

CERTIFICATIONS	34

EXHIBIT INDEX	36

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

PART I: FINANCIAL INFORMATION
Item 1.

Financial Statements

Condensed Balance Sheets
(in thousands except share amounts)

	(Unaudited) March 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$95,728	$27,128
Short-term investments	—	4,001
Other receivables	95	61
Interest receivable	21	50
Prepaid expenses	603	725

Total current assets	96,447	31,965

Property and equipment, net	1,326	1,061
Other assets	538	538

Total assets	$98,311	$33,564

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,052	$924
Accrued expenses	1,617	937
Capital leases, current portion	292	301
Deferred revenue	1,100	2,200

Total current liabilities	4,061	4,362

Capital leases, excluding current portion	135	204

Total liabilities	4,196	4,566

Stockholders’ equity:
Common stock, $0.001 par value, 60,000,000 shares authorized;
31,688,893 and 25,854,646 shares issued and outstanding at March 31, 2003 and December 31,
2002, respectively	32	26
Additional paid-in capital	197,782	125,069
Other comprehensive income (loss)	(1)	1
Deferred compensation	(252)	(399)
Deficit accumulated during the development stage	(103,446)	(95,699)

Total stockholders’ equity	94,115	28,998

Total liabilities and stockholders’ equity	$98,311	$33,564

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Condensed Statements of Operations
(in thousands except per share amounts)
(Unaudited)

	Three Months Ended		Cumulative From Inception (October 28, 1993) To March 31, 2003

	March 31, 2003	March 31, 2002

Revenues:
Collaborative research agreements	$1,100	$1,083	$20,100

Operating expenses:
Research and development (includes $92, $125 and $2,477, of stock-based compensation, respectively)	7,116	4,718	102,497
General and administrative (includes $55, $169 and $2,611, of stock-based compensation, respectively)	1,838	1,382	25,709

Total operating expenses	8,954	6,100	128,206

Operating loss	(7,854)	(5,017)	(108,106)

Interest income (expense):
Interest income	120	280	8,014
Interest expense	(13)	(22)	(1,878)

Interest income (expense), net	107	258	6,136

Loss before provision for income taxes	(7,747)	(4,759)	(101,970)
Provision for income taxes	—	—	820

Net loss	(7,747)	(4,759)	(102,790)
Preferred stock dividends	—	—	(656)

Net loss available to common stockholders	$(7,747)	$(4,759)	$(103,446)

Net loss per common share-basic and diluted	$(0.29)	$(0.18)

Weighted average common shares outstanding-basic and diluted	26,654	25,775

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended		Cumulative From Inception (October 28, 1993) To March 31, 2003

	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net loss	$(7,747)	$(4,759)	$(102,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for exclusive licenses	—	—	144
Stock issued for consulting services	—	—	72
Depreciation and amortization	146	185	6,563
Amortization of deferred compensation	147	294	5,117
Loss on disposal of property and equipment	—	4	375
Changes in operating assets and liabilities:
Other receivables	(34)	76	(95)
Interest receivable	29	(5)	(21)
Prepaid expenses	122	80	(603)
Other assets	—	(16)	(38)
Accounts payable	128	(425)	1,052
Accrued expenses	680	(803)	1,613
Deferred revenue	(1,100)	1,917	1,100

Net cash used in operating activities	(7,629)	(3,452)	(87,511)

Cash flows from investing activities:
Purchase of investments	(3)	(7,223)	(213,266)
Proceeds from sale of investments	4,002	15,500	212,687
Proceeds from sale of property and equipment	—	—	127
Purchases of property and equipment	(411)	(135)	(3,091)

Net cash provided by (used in) investing activities	3,588	8,142	(3,543)

Cash flows from financing activities:
Proceeds from bridge loans	—	—	780
Proceeds from issuance of notes payable	—	—	408
Payments on notes payable	—	—	(420)
Issuance of common stock, net	72,719	12	143,160
Issuance of convertible preferred stock, net	—	—	45,061
Payments on capital lease obligations	(78)	(101)	(2,207)

Net cash provided by (used in) financing activities	72,641	(89)	186,782

Increase in cash and cash equivalents	68,600	4,601	95,728
Cash and cash equivalents, beginning of period	27,128	29,959	—

Cash and cash equivalents, end of period	$95,728	$34,560	$95,728

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Organization

Inspire Pharmaceuticals, Inc. (the “Company”) was founded on October 28, 1993. Since that time, the Company has been engaged in the discovery and development of novel pharmaceutical products that treat diseases which are characterized by deficiencies in the body’s innate defense mechanisms of mucosal hydration and mucociliary clearance, as well as other non-mucosal disorders. The Company’s technologies are based in part on exclusive license agreements with The University of North Carolina at Chapel Hill (“UNC”) for rights to certain developments from the founder’s laboratories.

The Company is considered a development stage enterprise. Since inception, the Company has devoted substantially all of its efforts towards establishing its business and research and development programs.

Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments necessary to present fairly the balance sheets, statements of operations, and statements of cash flows for the periods presented in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements and notes should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2003.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

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

The carrying values of property and equipment are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of assets based on an analysis of undiscounted cash flow over the remaining depreciation period. If the review indicates that carrying values may not be recoverable, the Company will reduce the carrying values to the estimated fair value.

Other Assets

At March 31, 2003 and December 31, 2002, other assets are primarily comprised of long-term investments totaling $500,000 and $38,000 related to deposits.

Deferred Compensation and Stock Options

The Company accounts for deferred compensation based on the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference between the estimated fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three months ended March 31, 2003 and 2002.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years. The Company recognized $147,000 and $294,000 of stock based compensation expense related to amortization of deferred compensation during the three months ended March 31, 2003 and 2002, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

The fair value of options granted to employees was estimated using the following assumptions:

	Quarters Ended March 31,

	2003	2002

Expected dividend yield	0%	0%
Expected stock price volatility	131.36%	142.00%
Risk free interest rate	3.43%	4.47%
Expected life of options	5 years	5 years

For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS 123, its pro forma net loss and net loss per common share would have been as follows:

	(in thousands except per share amounts)

	Quarter Ended March 31,

	2003	2002

Net loss available to common stockholders – as reported	$(7,747)	$(4,759)
Compensation expense included in reported net loss available to common stockholders	147	294
Pro forma adjustment for compensation expense	(713)	(807)

Net loss available to common stockholders– pro forma	(8,313)	(5,272)

Net loss per common share – as reported	$(0.29)	$(0.18)

Net loss per common share – pro forma	$(0.31)	$(0.20)

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

The Company has revised its estimates on two occasions. The first revision was due to the termination of our Development, License and Supply Agreement with Genentech, Inc. and resulted in the acceleration of deferred revenue by one month. The revision had no effect on the Company’s quarterly results of operation because the revenue would have been fully recognized by the end of the quarter had the revision not occurred. The second revision was due to an extension of the commitment period related to the development of diquafosol tetrasodium (INS365) and increased the revenue recognition period by six months.

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

Significant Customers and Credit Risk

All revenue recognized and recorded in the three months ended March 31, 2003 was from one collaborative partner. All revenues recognized and recorded in the same period in 2002 were from two collaborative partners. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of short-term cash investments. The Company primarily invests in short-term interest-bearing investment-grade securities and certificates of deposits. Cash deposits are all in financial institutions in the United States.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“diluted EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of diluted EPS for the three months ended March 31, 2003 and 2002 does not include 1,579,410 and 1,931,653 respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Segment Reporting

The Company has determined that it did not have any separately reportable operating segments as of March 31, 2003 or 2002.

Other Comprehensive Income (Loss)

At March 31, 2003, the Company had $1,000 of unrealized loss on investments that is classified as other comprehensive income and is disclosed as a component of stockholders’ equity for 2003. The Company had $1,000 of unrealized gain on investments at December 31, 2002.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (continued)

Capital Stock

On March 19, 2003, the Company sold 5,000,000 shares of common stock through a public offering at a price of $13.50 per share. Proceeds, net of applicable issuance costs and expenses, totaled approximately $63.1 million. On March 24, 2003, the underwriters purchased an additional 750,000 shares of common stock, upon their exercise of an over-allotment option, which resulted in proceeds, net of applicable issuance costs and expenses, of approximately $9.5 million to the Company.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, FASB Statement No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are required to be applied to fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have any material impact on the Company’s financial position or results of operations.

In October 2002, the FASB issues FASB Statement No. 147 (“SFAS 147”), “Acquisitions of Certain Financial Institutions.” SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method.” SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The provisions of SFAS are required to be applied to acquisitions which occurred on or after October 1, 2002. The adoption of SFAS 147 is not expected to have any impact on the Company’s financial position or results of operations.

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

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This Statement 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The Company is presently evaluating the effect of this pronouncement.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward looking statements. Forward looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Other Information - Risk Factors” as well as in our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

In June 2001, we entered into a joint license, development and marketing agreement with Allergan, Inc., or Allergan, to develop and commercialize diquafosol tetrasodium (INS365) and Allergan’s Restasis™, each for the treatment of dry eye disease. Under our agreement with Allergan, we have received an up-front payment of $5 million on the execution of the agreement and a $3 million milestone payment. We can also receive up to an additional $31 million in milestone payments assuming the successful completion of all the remaining milestones. We will also receive royalty payments from Allergan on sales, if any, of both diquafosol tetrasodium and on Allergan’s Restasis™ worldwide, excluding most larger Asian markets. In December 2002 Restasis™ was approved for sale by the FDA and Allergan launched Restasis™ in the United States in the second quarter of 2003. We will be entitled to receive royalties on sales of Restasis™ beginning one year after the launch. The agreement also provides for potential co-promotion by Inspire of diquafosol tetrasodium and Restasis™ and one or more of Allergan’s other marketed products in the United States. Inspire’s partner, Santen Pharmaceutical Co., Ltd. is developing diquafosol tetrasodium in Japan and nine other Asian countries.

INS37217 Intranasal for upper respiratory disorders.   We began this clinical program using an intra-nasal form of INS37217 in August 2001. Upper respiratory disorders, such as allergic rhinitis and upper respiratory tract infections, are associated with impairments in the mucociliary clearance mechanism in the nose (or nasal passages). Although the causes of these disorders are varied, they share a common set of nasal symptoms such as runny nose, nasal congestion/blockage, and post-nasal drip. We believe that INS37217 activates P2Y2 receptors in the nasal passages to relieve the nasal symptoms associated with upper respiratory disorders by enhancing and/or restoring mucociliary clearance. We have completed three clinical trials in our INS37217 Intranasal program. The first was a

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Phase I/II trial for INS37217 Intranasal in healthy volunteers and perennial allergic rhinitis, or PAR, patients, completed in March 2002. The second trial was a Phase II trial in PAR patients, completed in August 2002. The third trial was a Phase II trial for the treatment of the common cold, completed in November 2002. Based on positive, consistent results from these studies, we launched 07-105, a large well-controlled clinical trial of INS37217 Intranasal for PAR, in the fourth quarter of 2002 and completed patient enrollment in March of 2003. Top-line results of this trial are expected to be released in the second quarter of 2003. We plan to hold a meeting with the FDA in the second half of 2003 to discuss our overall allergic rhinitis program.

INS316 Diagnostic to aid in the diagnosis of lung cancer and lung infection.   INS316 Diagnostic has been studied as an aid in the diagnosis of lung cancer in a series of clinical trials and has been shown to be well tolerated by patients. Physicians use microscopic examination of lung cells to diagnose lung cancer and lung infections, including pneumonia and tuberculosis. However, effective diagnosis requires the collection of an adequate specimen, one which is enriched with deep-lung material obtained from the lower part of the lung. Several well-controlled studies have demonstrated that INS316 Diagnostic enhances patients’ ability to expectorate, or cough up, secretions from the deep lung. A Phase III clinical trial was initiated in May 2001 and is currently ongoing. This clinical trial is currently more than 50% enrolled.

In September 2000, we entered into a license agreement with Kirin Brewery Co, Ltd., or Kirin, under which Kirin’s Pharmaceutical Division obtained the rights to develop and commercialize INS316 Diagnostic in twenty-one (21) Asian countries and regions including Japan. Under the terms of the agreement, we received an up-front payment in cash and will be entitled to milestone payments based on clinical success and approval as well as royalties on net sales over the long term.

INS37217 Respiratory for the treatment of cystic fibrosis.   In the fall of 2000, we filed an investigative new drug application, or IND, for INS37217 Respiratory for the treatment of cystic fibrosis, or CF. In CF patients, there is a genetic defect that impairs the modulation of salt and water movement across lung cells. This results in poorly hydrated, thickened mucous secretions in the lungs, as well as severely impaired mucociliary clearance. We believe that activation of the P2Y2 receptors on airway cells turns on an alternative mechanism that can enhance and/or restore impairments in mucosal hydration and mucociliary clearance. We completed a Phase I/II trial in patients with cystic fibrosis in 2002 and reported the results at the North American Cystic Fibrosis Conference on October 2002. This program is now in Phase II testing. In October 2002, we entered into a study funding agreement with the Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, in which they agreed to fund the majority of the external costs of a Phase II trial for the treatment of cystic fibrosis in exchange for milestone payments to be made after FDA approval.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Revenues

Our revenues were derived from collaborative research and development agreements with strategic partners. Revenues were $1.1 million in each of the three month periods ended March 31, 2003, and 2002. Revenues in each year are primarily derived from collaborative research and development agreements with strategic partners. During the three months ended March 31, 2003, revenues related to an upfront payment received from Allergan in the third quarter of 2001 and a milestone payment received from Allergan in the second quarter of 2002. For the three months ended March 31, 2002, revenues related to an upfront payment received from Allergan in the third quarter of 2001 and an upfront payment received from Kirin in the fourth quarter of 2000. Milestone payments from our collaborative partners are recognized over the period of ongoing research and development commitment period under the applicable collaborative research and development agreements with the respective company.

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

Research and development expenses were $7.1 million for the three months ended March 31, 2003, compared to $4.7 million for the same period in 2002, an increase of 51%. The increase in research and development expenses resulted from our increased clinical and regulatory activity. In November 2002, we initiated a Phase III trial for INS37217 Intranasal for the treatment of PAR and completed patient enrolment in the trial in March 2003. Research and development expenses on our top five product candidates increased by $2.4 million for the three month period ended March 31, 2003 compared to the same period in 2002.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

For the three months ended March 31, 2003, the research and development costs were related to patent activities, research costs, preclinical testing, toxicology studies, clinical supplies, clinical development activities, regulatory activity, and personnel costs necessary to perform and/or manage these activities. We expect to incur increases in expenses in future periods as later phases of development typically involve an increase in the scope of studies and the number of patients treated.

As described in the following table, our research and development expenses from inception through March 31, 2003 were $102.5 million. Of this amount, we have spent the following amounts on external pre-clinical and clinical development of the indicated product candidates: $5.1 million on INS316 Diagnostic; $19.5 million on diquafosol tetrasodium (INS365); $5.4 million on INS37217 Respiratory for cystic fibrosis; $7.5 million on INS37217 Intranasal and $2.0 million on INS37217 Ophthalmic. The balance of our historic research and development expenses, $63.0 million, includes internal personnel costs of our discovery and development programs, internal and external general research related to the development of our technology, and internal and external expenses of other drug discovery programs and development programs. We cannot reasonably predict future research and development expenses for these programs; however, historical trends indicate that expenses tend to increase in later phases of development.

	(in thousands) Quarter Ended March 31,		Cumulative from Inception (October 28, 1993) to March 31,

	2003	2002	2003

INS316 Diagnostic	$603	$398	$5,147
Diquafosol Tetrasodium (INS365 Ophthalmic)	1,103	816	19,513
INS37217 Respiratory	337	872	5,393
INS37217 Intranasal	2,980	426	7,497
INS37217 Ophthalmic	82	103	1,981
Indirect (unallocated) development costs	2,011	2,103	62,966

Total	$7,116	$4,718	$102,497

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, facilities costs, business development costs and professional expenses, such as legal and accounting fees. General and administrative expenses were $1.8 million for the three month period ended March 31, 2003, compared to $1.4 million for the same period in 2002, an increase of 29%. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, facilities and information systems. The increase in general and administrative expenses from year to year resulted primarily from increases in administrative personnel costs, insurance premiums and additional professional services, including legal, accounting and public relations services, to support our strategic business collaborations and operations as a publicly traded company.

Interest Income (Expense), Net

Interest income (expense), net consists of interest income earned on cash deposits and short-term investments, reduced by interest expense on notes payable, capital lease obligations, and amortization of debt issuance costs. Other income (expense), net was $107,000 for the period ended March 31, 2003, compared to $258,000 for the same period in 2002, a decrease of 59%. The decrease was due to lower interest income earned from lower interest rates earned on lower average cash and investment balances partially offset by interest expense related to leased equipment.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

Net Loss

Net loss consists of revenues less operating expenses plus other income (expense), net less income tax expense. Net loss was $7.7 million for the three month period ended March 31, 2003, compared to $4.8 million for the same period in 2002, an increase of 60%. The increase in net loss was primarily due to an increase in operating expenses and a decrease in other income (expense), net. We have incurred net losses since our inception and will continue to incur losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations through the sale of equity securities, including private sales of preferred stock and public sales of common stock.

As of March 31, 2003, cash and cash equivalents totaled $95.7 million, an increase of $68.6 million as compared to December 31, 2002. The increase in cash and cash equivalents resulted from the issuance of common stock, net of stock issuance costs, for $72.7 million and the net proceeds of investment grade securities of $4.0 million, which was partially offset by $7.6 million in cash used by operations, purchase of property, plant and equipment of $411,000 and the payment of capital lease obligations of $78,000.

Cash used by operations of $7.6 million in the three months ended March 31, 2003, represented a net loss of $7.7 million, non-cash expenses of $293,000, a decrease in interest receivable of $29,000, a decrease in prepaid expenses of $122,000, an increase in accounts payable of $128,000 and an increase in accrued expenses of $680,000, partially offset by, an increase in other receivables of $34,000 and a decrease in deferred revenue of $1.1 million.

Cash provided by investing activities for the three months ended March 31, 2003 consisted of the proceeds of investment grade securities, net of purchases totaling $4.0 million and the purchase of property and equipment totaling $411,000.

Cash provided by financing activities for the three months ended March 31, 2003 was comprised of the net proceeds from the issuance of common stock of $72.7 million offset by the payment of lease obligations of $78,000. Proceeds from the issuance of common stock consisted of the sale of 5,750,000 shares of our common stock at an aggregate purchase price of $77.6 million less underwriting expenses and other stock issuance costs of $5.0 million in March 2003 and the exercise of stock options having an aggregate exercise price of $100,000.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

In December 2002, the FASB issued FASB Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The provisions of SFAS 148 are required to be applied to fiscal years ending after December 15, 2002. The adoption of SFAS 148 is not expected to have any impact on our financial position or results of operation.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This Statement 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. We are presently evaluating the effect of this pronouncement.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio and on the increase or decrease in the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited, however, to capital lease obligations. The interest rates are closely tied to market rates and our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

curve would not significantly affect the fair value of our interest sensitive financial instruments at March 31, 2003 or March 31, 2002. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase interest expense.

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

PART II: OTHER INFORMATION

Item 2.

Changes in Securities and Use of Proceeds

(d)

On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds after deduction of expenses were approximately $69.3 million. Through March 31, 2003, we have used approximately $58.0 million of the net proceeds of the offering as follows:

Discovery and research and development programs	$46,221,000
General and administrative expenses	9,408,000
Purchase of equipment	1,377,000
Payment of debt	1,003,000

Total	$58,009,000

Except with respect to the compensation of our officers and the reimbursement of director expenses included in discovery and research programs and general and administrative expenses, all of the net proceeds of the initial public offering which have been used to date were payable to parties other than our directors, officers or their associates of such persons, persons owning ten percent or more of any class of our equity securities, or our affiliates. Through March 31, 2003, all of the remaining net proceeds of the initial public offering were being invested in interest bearing investment grade securities and certificates of deposit which are classified as available for sale.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses exceeded $8.9 million in the three month period ended March 31, 2003, $30.0 million in the fiscal year ended December 31, 2002, and exceeded $34.0 million in the fiscal year ended December 31, 2001. We anticipate that our operating expenses in 2003 will likely increase from our 2002 operating expenses to provide for greater research and development. Our cash, cash equivalents and short-term investments totaled approximately $95.7 million on March 31, 2003. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

•

the progress of our research programs;

•

the number and breadth of these programs;

•

our ability to attract collaborators for our products and establish and maintain those relationships;

•

achievement of milestones under our existing collaborations with Allergan, Santen and Kirin;

•

progress by our collaborators;

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

•

the level of activities relating to commercialization rights we retain in our collaborations;

•

competing technological and market developments;

•

the costs involved in enforcing patent claims and other intellectual property rights; and

•

the costs and timing of regulatory approvals.

We are relying on the Cystic Fibrosis Foundation Therapeutics Inc., or CFFT, to fund the majority of the external costs of our Phase II trial for the treatment of cystic fibrosis. We are also relying on Allergan for significant funding in support of our development efforts. In addition, our capital requirements will depend upon:

•

the receipt of royalty payments from Allergan on sales of Restasis™;

•

our ability to obtain approval from the FDA for our first product candidate, diquafosol tetrasodium;

•

upon any such approval, our ability together with the ability of our marketing partner Allergan to generate sufficient sales of the product; and

•

royalties from Santen and Kirin and payments from future collaborators.

In the event that Allergan’s sales goals for Restasis™ are not fulfilled and/or we do not receive timely regulatory approvals, we may need substantial additional funds to fully develop, manufacture, market and sell all of our other potential products. We may seek such additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development and we may not be able to successfully commercialize any product candidate.

Allergan’s failure to successfully market and commercialize both Restasis™ and, if approved by the FDA, our diquafosol tetrasodium product will limit our revenues.

Allergan launched Restasis™ in the United States in April 2003. Under our agreement with Allergan, Allergan is primarily responsible for marketing Restasis™ and, in the event of FDA approval, our diquafosol tetrasodium product. The commercial success of both Restasis™ and diquafosol tetrasodium will partly depend on the scope of the launch into the United States and other major, ex-Asia, pharmaceutical markets, ongoing promotional activities, a knowledgeable sales force and adequate market penetration. If Allergan is not able to successfully commercialize Restasis™, or fails to successfully market our diquafosol tetrasodium product in the event of approval, our revenues will be adversely affected.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

•

regulatory actions;

•

changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators, including our agreements with Allergan, Santen and Kirin;

•

developments concerning proprietary rights including patents by us or our competitors;

•

variations in our operating results;

•

terrorist attacks;

•

military actions; and

•

litigation.

Extreme price and volume fluctuations occur in the stock market from time to time that can particularly affect the prices of biotechnology companies. These extreme fluctuations are sometimes unrelated to the actual performance of the affected companies. The following table sets forth, for the eight most recently ended calendar quarters indicated, the range of high and low closing sale prices for our common stock on the Nasdaq National Market:

2003	High	Low

First Quarter	$15.67	$9.26

2002

Fourth Quarter	$9.79	$2.71
Third Quarter	$4.20	$2.86
Second Quarter	$4.50	$2.05
First Quarter	$16.29	$2.01

2001

Fourth Quarter	$15.17	$8.00
Third Quarter	$13.72	$6.99
Second Quarter	$15.22	$6.63

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net losses of $ 7.7 million for the three month period ended March 31, 2003, $24.7 million for the year ended December 31, 2002, and $23.1 million for the year ended December 31, 2001. As of March 31, 2003, our accumulated deficit was approximately $103.4 million. We expect to incur additional significant operating losses over the next several years and expect cumulative losses to increase in the near-term due to expanded research and development efforts, pre-clinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

If we are unable to supply Santen with sufficient quantities of materials we may breach our agreement with Santen.

We are currently a party to a development, license and supply agreement with Santen, under which we granted a license to develop and market diquafosol tetrasodium (INS365). Generally, the agreement requires us to supply Santen with sufficient quantities of bulk active pharmaceutical ingredient for the purpose of commercial distribution. We will need to establish, alone or with third parties, a commercial manufacturing process for such bulk active pharmaceutical ingredient. Our inability to successfully manufacture commercial quantities of the product could result in our breach of the terms of our agreement with Santen, which could adversely affect our financial condition and operations.

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

If we must defend a patent suit, or if we choose to initiate a suit to have a third party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. While we are not aware of any patent that we are infringing, nor have we been accused of infringement by any other party, other companies currently have, or may acquire, patent rights which we might be accused of infringing.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

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

Clinical trials or manufacturing, marketing and sale of our potential products may expose us to liability claims from the use of those products. Although we carry clinical trial liability insurance, we currently do not carry product liability insurance. Although we intend to review our need for product liability insurance from time-to-time, we do not currently intend to carry product liability insurance with respect to either diquafosol tetrasodium (INS365) for the treatment of dry eye disease or Restasis™. We, or our collaborators, may not be able to obtain or maintain sufficient insurance, if any. If we can, it may not be at a reasonable cost. We do not have sufficient financial resources to self-insure and it is unlikely that we will be able to do so for the foreseeable future. If we cannot, or are unable otherwise to protect against potential product liability claims, we may find it difficult or impossible to commercialize the products we or our collaborators develop. If claims or losses exceed our liability insurance coverage, we may go out of business.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of May 1, 2003, our directors, executive officers and current 5% stockholders and their affiliates beneficially own over 22% of Inspire’s outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•

our merger with or into another company;

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

•

a sale of substantially all of our assets; and

•

amendments to our amended and restated certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales by certain stockholders into the public market may cause our stock price to decline.

Future sales of our common stock by certain of our current stockholders into the public market could cause the market price of our stock to fall. As of March 31, 2003, there were 31,688,893 shares of common stock outstanding. Of these outstanding shares of common stock, 12,075,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act, unless purchased by our “affiliates.” Up to 6,428,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or may be, issued pursuant to our stock option plan. These shares have been registered pursuant to a registration statement on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

•

in connection with corporate alliances;

•

in connection with acquisitions; and

•

to raise capital.

As of March 31, 2003, there were outstanding options, which were exercisable to purchase 1,527,310 shares of our common stock, and outstanding warrants, which were exercisable to purchase 290,792 shares of our common stock. This amount combined with the total common stock outstanding at March 31, 2003 is 33,506,995 shares of common stock.

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

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002).

3.5	Amendment No. 1 to Bylaws.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

99.2	Certification of the President, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)

Reports on Form 8-K

On January 7, 2003, Inspire filed a Current Report on Form 8-K, dated January 7, 2003, announcing the timing of dry eye NDA based on pre-NDA meeting with FDA.

On January 27, 2003, Inspire filed a Current Report on Form 8-K, dated January 27, 2003, announcing changes to the Board of Directors.

On January 28, 2003, Inspire filed a Current Report on Form 8-K, dated January 28, 2003, announcing the appointment of Joseph Schachle to Vice President, Marketing and Sales.

On March 6, 2003, Inspire filed a Current Report on Form 8-K, dated March 6, 2003, providing an update on the allergic rhinitis program.

On March 14, 2003, Inspire filed a Current Report on Form 8-K, dated March 13, 2003, announcing the underwriting agreement with Deutsche Bank Securities and U.S. Bancorp Piper Jaffray Inc.

On March 19, 2003, Inspire filed a Current Report on Form 8-K, dated March 19, 2003, announcing the completed offering of 5,000,000 shares of common stock.

On March 25, 2003, Inspire filed a Current Report on Form 8-K, dated March 24, 2003, announcing the completed offering of 750,000 shares of common stock.

INSPIRE PHARMACEUTICALS, INC.
(a development stage company)

SIGNATURES

      Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.
Date: May 9, 2003	By:	/s/ CHRISTY L. SHAFFER

Christy L. Shaffer Chief Executive Officer (principal executive officer) and Director

Date: May 5, 2003	By:	/s/ GREGORY J. MOSSINGHOFF

Gregory J. Mossinghoff President, Secretary Treasurer (principal financial officer) and Director

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

Date: May 9, 2003	/s/ CHRISTY L. SHAFFER

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

Date: May 5, 2003	/s/ GREGORY J. MOSSINGHOFF

Gregory J. Mossinghoff President, Secretary and Treasurer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1

Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002).

3.5	Amendment No. 1 to Bylaws.

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the President, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.