Form 10-Q
period 2003-06-30
INSPIRE PHARMACEUTICALS INC
filed 2003-08-11
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-31135

INSPIRE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3209022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4222 Emperor Boulevard, Suite 470 Durham, North Carolina	27703
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2003, there were 31,750,907 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Condensed Balance Sheets

(in thousands, except per share amounts)

	(Unaudited) June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$40,048	$27,128
Investments	47,024	4,001
Interest and other receivables	3,183	111
Prepaid expenses	455	725

Total current assets	90,710	31,965
Property and equipment, net	1,262	1,061
Other assets and investments	233	538

Total assets	$92,205	$33,564

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$1,338	$924
Accrued expenses	2,840	937
Capital leases—current	266	301
Deferred revenue	—	2,200

Total current liabilities	4,444	4,362
Capital leases—noncurrent	86	204

Total liabilities	4,530	4,566
Stockholders’ equity:
Common stock, $0.001 par value, 60,000 shares authorized; 31,748 and 25,855 shares issued and outstanding, respectively	32	26
Additional paid-in capital	197,868	125,069
Other comprehensive (loss) income	(53)	1
Deferred compensation	(108)	(399)
Accumulated deficit during development stage	(110,064)	(95,699)

Total stockholders’ equity	87,675	28,998

Total liabilities and stockholders’ equity	$92,205	$33,564

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative From Inception (October 28, 1993) to June 30,
	2003	2002	2003	2002	2003
Revenues:
Collaborative research agreements	$4,100	$1,350	$5,200	$2,433	$24,200
Operating expenses:
Research and development	8,894	6,220	16,010	10,938	111,391
Selling, general and administrative	1,924	1,304	3,762	2,686	27,633

Total operating expenses	10,818	7,524	19,772	13,624	139,024

Loss from operations	(6,718)	(6,174)	(14,572)	(11,191)	(114,824)

Other income (expense):
Interest income	410	246	530	526	8,424
Interest expense	(10)	(21)	(23)	(43)	(1,888)
Loss on strategic investments	(300)	—	(300)	—	(300)

Other income	100	225	207	483	6,236

Loss before provision for income taxes	(6,618)	(5,949)	(14,365)	(10,708)	(108,588)
Provision for income tax	—	—	—	—	820

Net loss	(6,618)	(5,949)	(14,365)	(10,708)	(109,408)
Preferred stock dividends	—	—	—	—	(656)

Net loss available to common stockholders	$(6,618)	$(5,949)	$(14,365)	$(10,708)	$(110,064)

Basic and diluted net loss per common share	$(0.21)	$(0.24)	$(0.49)	$(0.42)

Common shares used in computing basic and diluted net loss per common share	31,716	25,809	29,231	25,792

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,		Cumulative From Inception (October 28, 1993) to June 30, 2003
	2003	2002
Cash flows from operating activities:
Net loss	$(14,365)	$(10,708)	$(109,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for exclusive licenses	—	—	144
Stock issued for consulting services	—	—	72
Depreciation and amortization	296	372	6,713
Amortization of deferred compensation	291	577	5,261
Loss on disposal of property and equipment	—	6	375
Loss on strategic investments	300	—	300
Changes in operating assets and liabilities:
Receivables	(3,072)	133	(3,183)
Prepaid expenses	270	225	(455)
Other assets	5	(15)	(33)
Accounts payable	414	(47)	1,338
Accrued expenses	1,903	(683)	2,836
Deferred revenue	(2,200)	567	—

Net cash used by operating activities	(16,158)	(9,573)	(96,040)

Cash flows from investing activities:
Purchase of investments	(47,079)	(10,241)	(260,342)
Proceeds from sale of investments	4,002	22,000	212,687
Proceeds from sale of property and equipment	—	—	127
Purchases of property and equipment	(497)	(162)	(3,177)

Net cash (used) provided by investing activities	(43,574)	11,597	(50,705)

Cash flows from financing activities:
Issuance of common stock, net	72,805	22	143,246
Issuance of convertible preferred stock, net	—	—	45,061
Proceeds from notes payable	—	—	1,188
Payments on notes payable and capital lease obligations	(153)	(203)	(2,702)

Net cash provided (used) by financing activities	72,652	(181)	186,793

Increase in cash and cash equivalents	12,920	1,843	40,048
Cash and cash equivalents, beginning of period	27,128	29,959	—

Cash and cash equivalents, end of period	$40,048	$31,802	$40,048

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

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

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common stock plus dilutive potential common shares outstanding during the period. Potential common shares consist of outstanding stock options and warrants calculated using the treasury stock method and are excluded if their effect is antidilutive. The calculation of diluted net loss per common share for the three months ended June 30, 2003 and 2002 does not include 2,602 and 1,370 respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Deferred Compensation and Stock Options

The Company accounts for deferred compensation based on the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference between the estimated fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three and six months ended June 30, 2003 and 2002.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years. The Company recognized $144 and $283 of stock based compensation related to amortization of deferred compensation during the three months ended June 30, 2003 and 2002, respectively. The Company recognized $291 and $577 of stock based compensation related to amortization of deferred compensation during the six months ended

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

June 30, 2003 and 2002, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

SFAS No. 123 requires the Company to disclose pro forma information regarding option grants and warrants issued to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts, which are set forth below, have not been reflected in the Company’s statement of operations, because the Company has made the election to use the provisions of APB No. 25 to account for its stock-based compensation.

For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS No. 123, its pro forma net loss and net loss per common share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss available to common stockholders—as reported	($6,618)	($5,949)	($14,365)	($10,708)
Compensation expense included in reported net loss available to common stockholders	144	283	291	577
Pro forma adjustment for compensation expense	(2,289)	(1,681)	(3,002)	(2,488)

Net loss available to common stockholders—pro forma	$(8,763)	$(7,347)	$(17,076)	$(12,619)

Net loss per common share—as reported	$(0.21)	$(0.24)	$(0.49)	$(0.42)

Net loss per common share—pro forma	$(0.28)	$(0.28)	$(0.58)	$(0.49)

Significant Customers and Credit Risk

All of the Company’s revenue resulted from one collaborative partner in 2003 and two collaborative partners in 2002. The Company’s portfolio of investments may subject it to concentrations of credit risk. The Company primarily invests in short-term interest-bearing investment-grade securities and money market instruments. Cash deposits are all in financial institutions in the United States.

Other Comprehensive Income (Loss)

The Company had ($53) and $1 of unrealized (loss) gain on its investments that is classified as other comprehensive income and is disclosed as a component of stockholders’ equity at June 30, 2003 and December 31, 2002, respectively.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amended SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amended the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amended APB No. 28 to require disclosure about those effects in interim financial information. The provisions of SFAS No. 148 are required to be applied to fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 has not had, and is not expected to have, a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of debt and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies the obligation of the issuer. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity. The adoption of SFAS No. 150 is not expected to have a significant impact on the Company’s financial position or results of operations.

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

OVERVIEW

We discover and develop drugs to treat diseases characterized by deficiencies in the body’s innate defense mechanisms of:

•	mucosal hydration, a process by which the body moistens and lubricates mucosal surfaces such as the eyes, sinuses and lungs; and

•	mucociliary clearance, a process by which mucosal surfaces are cleared of particles by the action of small, hair-like projections known as cilia that move together in a sweeping motion to move liquid and particles forward;

as well as other non-mucosal disorders (e.g. retinal disease). Our product candidates in clinical trials are based on proprietary technology relating to specific receptors known as P2Y receptors. A receptor is a protein molecule on the surface of a cell that attracts certain types of drug molecules known as ligands and binds to them. The binding of the drug molecule to the receptor activates, or unlocks, specific processes within the cell similar to a key entering a lock and activating, or unlocking, a door. Studies indicate that a subtype of the P2Y receptor family, the P2Y2 receptor coordinates the mechanisms of mucosal hydration and mucociliary clearance. We believe that these mechanisms can be regulated therapeutically through the stimulation of the P2Y2 receptor. Chemical substances that activate, or turn on, activities in a cell by binding to and activating a receptor are known as agonists. Our lead products target ophthalmic and respiratory conditions and diseases with current treatments that are not adequate. We have also begun to apply our expertise in this field to other applications of other P2Y receptor subtypes as well as advancing several non-P2Y programs.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

PRODUCT CANDIDATES	COLLABORATIVE PARTNER	CURRENT STATUS
Diquafosol tetrasodium (INS365)	Allergan Inc. and	New Drug Application (NDA)
	Santen Pharmaceutical Co., Ltd.	submitted
INS37217 Intranasal	None	To Be Determined
INS316 Diagnostic	Kirin Brewery Co., Ltd. Pharmaceutical Division	Phase III
INS37217 Respiratory	Cystic Fibrosis Foundation Therapeutics, Inc.	Phase II
INS37217 Ophthalmic	None	Phase II

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

We have completed our Phase II program and two Phase III trials for diquafosol tetrasodium for the treatment of dry eye. On June 27, 2003, we submitted our first New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA. On July 31, 2003, the FDA notified us that our NDA was granted “priority review” as diquafosol tetrasodium is considered a potential product addressing a currently unmet medical need. The “priority review” designation establishes a review period of six months from our NDA submission, or a projected initial FDA action date of December 24, 2003. Official notification from the FDA on the NDA’s filability is expected in September 2003, the usual notification timeframe.

In June 2001, we entered into a joint license, development and marketing agreement with Allergan, Inc., or Allergan, to develop and commercialize diquafosol tetrasodium (INS365) and Allergan’s Restasis™, each for the treatment of dry eye disease. Under our agreement with Allergan, we have received up-front and milestone payments of $11 million and may receive up to an additional $28 million in milestone payments assuming the successful completion of all remaining milestones. We will also receive royalty payments from Allergan on sales, if any, of both diquafosol tetrasodium and Restasis™ worldwide, excluding most larger Asian markets. In December 2002, Restasis™ was approved for sale by the FDA and Allergan launched Restasis™ in the United States in the second quarter of 2003. We will be entitled to receive royalties on sales of Restasis™ beginning April 2004. The agreement also provides for potential co-promotion by Inspire of diquafosol tetrasodium and Restasis™ in the United States. Inspire’s partner, Santen Pharmaceutical Co., Ltd. is developing diquafosol tetrasodium in Japan and nine other Asian countries. Diquafosol tetrasodium is currently in Phase II clinical trials in Japan.

INS37217 Intranasal for upper respiratory disorders. We began our clinical program using an intranasal form of INS37217 in August 2001. Upper respiratory disorders, such as allergic rhinitis and upper respiratory tract infections, are associated with impairments in the mucociliary clearance mechanism in the nose (or nasal passages). Although the causes of these disorders are varied, they share a common set of nasal symptoms such as runny nose, nasal congestion/blockage, and post-nasal drip. We believe that INS37217 activates P2Y2 receptors in the nasal passages to relieve the nasal symptoms associated with upper respiratory disorders by enhancing and/or restoring mucociliary clearance. We have completed four clinical trials in our INS37217 Intranasal program. The first was a Phase I/II trial in healthy volunteers and perennial allergic rhinitis, or PAR patients, completed in March 2002. The second trial was a Phase II trial in PAR patients, completed in August 2002. The third trial was a Phase II trial for the

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

treatment of the common cold, completed in November 2002. In May 2003, we announced results of our first phase III trial a large well-controlled clinical trial in PAR patients. Although the drug was well tolerated, top-line results of this trial did not meet the primary endpoint of significantly reducing the total nasal symptom score over the 28-day period versus placebo. We will be conducting various secondary analyses and are planning an experts’ meeting to critically review the data and to determine future development activities.

INS316 Diagnostic to aid in the diagnosis of lung cancer and lung infection. INS316 Diagnostic has been studied as an aid in the diagnosis of lung cancer in a series of clinical trials and has been shown to be well tolerated by patients. Physicians use microscopic examination of lung cells to diagnose lung cancer and lung infections, including pneumonia and tuberculosis. However, effective diagnosis requires the collection of an adequate specimen, one which is enriched with deep-lung material obtained from the lower part of the lung. Several well-controlled studies have demonstrated that INS316 Diagnostic enhances patients’ ability to expectorate, or cough up, secretions from the deep lung. A Phase III clinical trial, with expected enrollment of 800 patients, was initiated in May 2001 and is currently ongoing. As of the date of filing of this report, this clinical trial is approximately 75% enrolled.

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

INS37217 Respiratory for the treatment of cystic fibrosis. INS37217 Respiratory is expected to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which are impaired in patients with cystic fibrosis, or CF. In CF patients, there is a genetic defect that impairs the modulation of salt and water movement across lung cells. This results in poorly hydrated, thickened mucous secretions in the lungs, as well as severely impaired mucociliary clearance. We believe that activation of the P2Y2 receptors on airway cells turns on an alternative mechanism that can enhance and/or restore impairments in mucosal hydration and mucociliary clearance. We have completed a Phase I and a Phase I/II trial in patients with cystic fibrosis and have demonstrated INS37217 is well tolerated in children and adults. In addition, we have received “orphan drug” and “fast track” designations from the FDA for this indication. In October 2002, we entered into a collaboration with the Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, in which they agreed to fund the majority of the external costs of a Phase II trial for the treatment of cystic fibrosis in exchange for milestone payments upon FDA approval, and the possibility of a sales milestone upon the commercialization and the achievement of a certain aggregate sales volume in the first five years following product approval. We expect to enroll 92 patients in this trial and, as of the date of filing of this report, enrollment is approximately 30% complete.

INS37217 Ophthalmic for the treatment of retinal disease. INS37217 Ophthalmic is a second-generation P2Y2 receptor agonist that has been shown in pre-clinical studies to enhance the reabsorption of fluid and stimulate the removal of extraneous fluid from the space between the retina and the underlying tissue, known as the subretinal space. The retina is a layer of sensory tissue that captures and processes visual information, and normally remains attached to the underlying tissue that lines the back of the eye. Breaks or tears in the retina can lead to fluid leaking into the subretinal space. Delayed treatment of this condition can lead to the degeneration of light-sensing cells in the retina and permanent loss of visual acuity. We reported top-line results for our Phase I/II trial for INS37217 Ophthalmic for the treatment of retinal disease in October 2002. In that trial, INS37217 Ophthalmic demonstrated that it was well tolerated and showed improvement in the extent of retinal re-attachment. We expect to launch a Phase II trial of INS37217 Ophthalmic for the treatment of retinal disease in the second half of 2003.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

Revenues

Revenues were $4.1 million for the three months ended June 30, 2003 as compared to $1.4 million for the same period in 2002, an increase of 204%. Our revenues are derived from collaborative research and development agreements with strategic partners. The increase in 2003 revenue for such period as compared to 2002, reflects the receipt of a milestone from Allergan associated with the submission of our NDA for diquafosol tetrasodium. Milestone payments from our collaborative partners are recognized over the ongoing research and development commitment period under the applicable collaborative research and development agreements.

Research and Development Expenses

Research and development expenses were $8.9 million for the three months ended June 30, 2003, as compared to $6.2 million for the same period in 2002, an increase of 43%. The increase in research and development expense was due to increased development activity in our clinical programs, especially activity associated with diquafosol tetrasodium, including an ongoing phase IIIb study, and the completion of a Phase III study in perennial allergic rhinitis in the second quarter of 2003.

Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research and clinical trial insurance, patent costs, license fees and other fees and costs related to the development of product candidates. Costs associated with obtaining and maintaining patents on our drug compounds, and license initiation and continuation fees, are evaluated based on the stage of development of the related drug compound and whether the underlying compound has an alternative use. Costs of these types incurred for drug compounds not yet approved by the FDA and for which no alternative use exists are recorded as research and development expense. In the event the drug compound has been approved by the FDA or an alternative use exists for the drug compound, patent costs and license costs are capitalized and amortized over the expected life of the related drug compound. Milestone payments are recognized when we meet the underlying requirement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1.9 million for the three months ended June 30, 2003, as compared to $1.3 million for the same period in 2002, an increase of 48%. The increase in selling, general and administrative expenses resulted primarily from increases in personnel costs and increases in additional professional services, including legal and public relations services, as we prepare for the commercialization of our first product diquafosol tetrasodium. Selling, general and administrative expenses consist primarily of personnel costs, facilities costs, business development costs, professional expenses, and general corporate expenses, such as legal, accounting, finance, human resources and information systems.

Other Income

Other income was $0.1 million for the three months ended June 30, 2003, as compared to $0.2 million for the same period in 2002, a decrease of 56%. The decrease in other income for such period, as compared to 2002, is primarily the result of a loss recorded on our strategic equity investment in Parion Sciences, Inc. and is also affected by changes in cash and investment balances and short-term, low-risk interest rates between the quarters.

Six Months Ended June 30, 2003 and 2002

Revenues

Revenues were $5.2 million for the six months ended June 30, 2003, as compared to $2.4 million for the same period in 2002, an increase of 114%. The increase in 2003 revenue relates to the timing and magnitude of milestone

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

payments and amortization of deferred revenue recognized under our collaborative agreements. Milestone payments from our collaborative partners are recognized over the ongoing research and development commitment period under the applicable collaborative research and development agreements. Our future revenue will depend on whether we enter additional collaboration agreements, achievement of milestones under collaboration agreements and regulatory approvals and commercialization of our product candidates and Allergan’s RestasisTM.

Research and Development Expenses

Research and development expenses were $16.0 million for the six months ended June 30, 2003, as compared to $10.9 million for the same period in 2002, an increase of 46%. The increase in research and development expense was due to increased development activities in our clinical programs, especially our diquafosol tetrasodium and INS37217 Intranasal programs.

Our research and development expenses for the six months ended June 30, 2003, 2002 and from the project’s inception are shown below (in thousands).

	Six Months Ended June 30,		Cumulative from Inception (October 28, 1993) to June 30,
	2003	2002	2003
INS37217 Intranasal	$5,659	$1,325	$10,176
Diquafosol Tetrasodium (INS365)	4,028	3,410	22,438
INS316 Diagnostic	1,133	962	5,677
INS37217 Respiratory	839	1,609	5,895
INS37217 Ophthalmic	124	270	2,023
Indirect development costs (1)	4,227	3,362	65,182

Total	$16,010	$10,938	$111,391

(1)	Indirect development costs represent all unallocated research and development costs. These costs would include personnel costs of our discovery and development programs, internal and external general research costs related to the discovery and development of our technology and other internal and external costs of other drug discovery and development programs.

Our future research and development expenses will depend on the results and magnitude of our clinical, preclinical and discovery activities and by requirements imposed by regulatory agencies. Accordingly, our development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to drug candidates our development expenses may fluctuate significantly from prior periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.8 million for the six months ended June 30, 2003, as compared to $2.7 million for the same period in 2002, an increase of 40%. The increase in 2003 selling, general and administrative expenses for such period is primarily due to our increased development activities, our beginning to build a sales and marketing department and overall corporate growth. Future selling, general and administrative expenses will depend on the level of our future development and commercialization activities. We expect that our selling, general and administrative expenses will increase in future periods that immediately precede and follow our first product launch.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Other Income

Other income was $0.2 million for the six months ended June 30, 2003, compared to $0.5 million for the same period in 2002, a decrease of 57%. The decrease in 2003 other income for such period, as compared to 2002, is primarily the result of a loss recorded on our strategic investment in Parion Sciences, Inc. and is also impacted by cash and investment balances and short-term, low-risk interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through the sale of equity securities, including private sales of preferred stock, the sale of common stock in our initial public offering and an additional public offering of common stock in March 2003.

At June 30, 2003, we had net working capital of $86.3 million, an increase of approximately $58.7 million from December 31, 2002. The increase in working capital is principally due to our successful offering of common stock in March 2003, which raised $72.6 million of net proceeds, offset by the use of funds for our normal operating expenses. Our principal sources of liquidity at June 30, 2003 were $40.0 million in cash and cash equivalents, $47.0 million in investments which are considered “available-for-sale,” and $0.2 million of strategic corporate investments, reflecting a $55.6 million increase of cash, cash equivalents and investment balances over those at December 31, 2002.

Our working capital requirements may fluctuate in future periods depending on many factors, including the efficiency of manufacturing processes developed on our behalf by third parties, the magnitude, scope and timing of our drug development programs, the cost, timing and outcome of regulatory reviews and changes in regulatory requirements, the costs of obtaining patent protection for our drug candidates, the timing and terms of business development activities, the rate of technological advances relevant to our operations, the timing, method and cost of the commercialization of our drug candidates, the level of required administrative and legal support, the availability of capital to support multiple drug candidate development programs and the potential expansion of facility space.

We do not expect to generate any revenue, other than from license and milestone payments associated with our collaborative agreements, until the second quarter of 2004 when we expect to receive Restasis™ royalty revenue from Allergan and/or we receive marketing clearance from the FDA and/or foreign regulatory authorities for diquafosol tetrasodium. Although we cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of our products, the FDA’s projected initial action date for the diquafosol tetrasodium NDA is December 24, 2003. If we receive approval in such time frame, the commercial sale of diquafosol tetrasodium is expected to occur in the first half of 2004.

Critical Accounting Policies and Estimates

Our condensed financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying the estimates on a periodic basis as the situation changes, and regularly discuss financial events, policies, and issues with members of our audit committee and our independent accountants. We routinely evaluate our estimates and policies regarding revenue recognition, taxes and clinical trial, preclinical/toxicology and manufacturing liabilities.

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we, or our collaborative partners, have met a contractual milestone triggering a payment to us. Non-refundable fees received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record valuation allowances because of uncertainties related to our ability to utilize deferred tax assets, primarily

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

consisting of certain net operating losses carried forward, before these losses expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In addition, we generally enter into contractual agreements with third-party vendors to provide clinical, preclinical/toxicology, manufacturing and other services in the ordinary course of business. Many of these contracts are subject to milestone-based invoicing and the contract could be conducted over an extended period of time. Because of the nature of the contracts and a related delay in the contract’s invoicing, the obligation to these vendors may be based upon management’s estimate of the underlying obligation. In all cases, actual results may differ from our estimates.

Impact of Inflation

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our cost of operation or the profitability of our products when marketed.

Impact of Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB No. 28 to require disclosure about those effects in interim financial information. The provisions of SFAS No. 148 are required to be applied to fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 has not had, and is not expected to have, a significant impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a significant impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of debt and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies the obligation of the issuer. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity. The adoption of SFAS No. 150 is not expected to have a significant impact on our financial position or results of operations.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are subject to interest rate risk on our investment portfolio. We maintain an investment portfolio consisting primarily of high quality money market instruments and government obligations. Our portfolio has a current average maturity of less than 12 months.

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates and the increase or decrease in the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital lease obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at June 30, 2003.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $0.2 million. This investment represents unregistered preferred stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures were effective in timely providing them with material information relating to us which is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was carried out.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

PART II: OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

(d) On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds after deduction of expenses were approximately $69.3 million. Through June 30, 2003, we have used approximately $65.8 million of the net proceeds of the offering as follows:

(in thousands)
Discovery and research and development programs	$52,107
General and administrative expenses	10,681
Purchase of equipment	1,874
Payment of debt	1,156

Total	$65,818

Except with respect to the compensation of our officers and non-executive directors and the reimbursement of director expenses included in discovery and research programs and general and administrative expenses, all of the net proceeds of the initial public offering which have been used to date were payable to parties other than our directors, officers or the associates of such persons, persons owning ten percent or more of any class of our equity securities, or our affiliates. Through June 30, 2003, all of the remaining net proceeds of the initial public offering were being invested in interest bearing investment grade securities and money market investments, which are classified as available for sale.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 9, 2003, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1. Election of three directors (there were no abstentions or broker non-votes in connection with the election of directors).

	For:	Withheld:

W. Leigh Thompson, M.D., Ph.D., D.Sc.	25,387,874	64,263

Gary D. Novack, Ph.D.	25,387,774	64,363

William R. Ringo, Jr.	25,387,874	64,263

2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003 (there were no broker non-votes in connection with the ratification of our independent auditor).

For:	Against:	Abstain:
25,199,973	235,937	16,227

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Item 5.	Other Information

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

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. We have not received marketing approval for any of our products and have only submitted one drug candidate, diquafosol tetrasodium (INS365) for dry eye disease, to the U.S. Food and Drug Administration, or FDA, for commercial approval. Although we have submitted a NDA and have been granted “priority review,” there is no guarantee that the FDA will accept or approve it and allow us to begin selling diquafosol tetrasodium in the United States. Even if we do receive FDA approval for the application, we and Allergan may not be able to successfully commercialize diquafosol tetrasodium in the United States.

With the exception of our five product candidates in clinical trials, diquafosol tetrasodium, INS37217 Intranasal, INS316 Diagnostic, INS37217 Respiratory and INS37217 Ophthalmic, all of our remaining product candidates are in research or pre-clinical development. A substantial amount of work will be required to advance these candidates to clinical testing. Except with respect to diquafosol tetrasodium for dry eye, we will have to conduct significant additional development activities and non-clinical and clinical tests, and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of pre-clinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials, as was the case with our INS37217 Intranasal program. Our ongoing clinical studies might be delayed or halted for various reasons, including:

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Because our product candidates utilize a new mechanism of action and in some cases there are no regulatory precedents, designing clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any marketing of our products.

To complete successful clinical trials, our candidates must meet the criteria for clinical approval, or endpoints, which we establish in the clinical study. Generally, we will establish these endpoints in consultation with the FDA, following its clinical trial design guidelines on the efficacy, safety and tolerability measures required for approval of products. However, since our candidates are based on our novel P2Y2 receptor technology, and some of the diseases we are researching do not have products that have been approved by the FDA, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our products for approval. The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in study design, additional data or even further clinical trials before granting approval of our product candidates. We could encounter delays and increased expenses in our clinical trials if the FDA determines that the endpoints established for a clinical trial do not predict a clinical benefit. To the best of our knowledge, no P2Y2 products have received marketing approval from the FDA. The FDA may elect to hold an advisory panel meeting while considering our NDA, as it will be the first product with this mechanism of action submitted to the FDA. Any such meeting could result in delays in the approval process.

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

Projected development costs are difficult to estimate and may change frequently prior to regulatory approval.

While all new compounds require standard regulated phases of testing, the actual type and scope of testing can vary significantly among different drug candidates which may result in significant disparities in total costs required to complete the respective development programs.

The number and type of studies that may be required by the FDA for a particular compound are based on the compound’s clinical profile compared to existing therapies for the targeted patient population. Factors that affect the costs of a clinical trial include:

•	The number of patients required to participate in clinical trials to demonstrate statistical significance for a drug’s safety and efficacy;

•	The time required to enroll the targeted number of patients in clinical trials, which may vary depending on the size and availability of the targeted patient population and the perceived benefit to the study participants; and

•	The number of and type of required laboratory tests supporting clinical trials.

Other activities required before submitting a NDA include regulatory preparation for submission, biostatistical analyses, scale-up synthesis, and the production of a required amount of commercial grade drug product inventory which meets FDA current Good Manufacturing Practice standards.

In addition, ongoing development programs and associated costs are subject to frequent, significant and unpredictable changes due to a number of factors, including:

•	Data collected in preclinical or clinical studies may prompt significant changes or enhancements to an ongoing development program;

•	The FDA may direct the sponsor to change or enhance its ongoing development program based on developments in the testing of similar compounds or related compounds;

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

•	Unexpected regulatory requirements or interim reviews by regulatory agencies may cause delays or changes to development programs; and

•	Anticipated manufacturing costs may change significantly due to required changes in manufacturing processes or variances from anticipated manufacturing process yields.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product development.

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses exceeded $19.7 million in the six months ended June 30, 2003, exceeded $30.0 million in the fiscal year ended December 31, 2002, and exceeded $34.0 million in the fiscal year ended December 31, 2001. We anticipate that our operating expenses in 2003 may increase from our 2002 operating expenses to provide for greater research and development and to commercialize diquafosol tetrasodium. Our cash, cash equivalents and investments totaled approximately $87.3 million on June 30, 2003. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

•	The progress of our research programs;

•	The number and breadth of these programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing collaborations with Allergan, Santen and Kirin;

•	Progress by our collaborators;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The costs involved in enforcing patent claims and other intellectual property rights; and

•	The costs and timing of regulatory approvals.

We are relying on the Cystic Fibrosis Foundation Therapeutics Inc., or CFFT, to fund the majority of the external costs of our Phase II trial for the treatment of cystic fibrosis. We are also relying on Allergan for significant funding in support of our development efforts. In addition, our capital requirements will depend upon:

•	The receipt of royalty payments from Allergan on sales of Restasis™;

•	Our ability to obtain approval from the FDA for our first product candidate, diquafosol tetrasodium;

•	Upon any such approval, our ability together with the ability of our marketing partner Allergan to generate sufficient sales of diquafosol tetrasodium; and

•	Royalties from Santen and Kirin and payments from future collaborators.

In the event that we do not receive timely regulatory approvals, we may need substantial additional funds to fully develop, manufacture, market and sell all of our other potential products. We may seek such additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development and we may not be able to successfully commercialize any product candidate.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Clinical trials may take longer to complete and cost more than we expect, which would adversely affect our ability to commercialize drug candidates and achieve profitability.

Clinical trials are lengthy and expensive. They require adequate supplies of drug substance and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

•	The size of the patient population;

•	The nature of the protocol;

•	The proximity of patients to clinical sites;

•	The eligibility criteria for the clinical trial; and

•	The perceived benefit of participating in a clinical trial.

Delays in patient enrollment can result in increased costs and longer development times. Even if we successfully complete clinical trials, we may not be able to submit any required regulatory submissions in a timely manner and we may not receive regulatory approval for the drug candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials we could face increased costs and significant development delays.

We conduct clinical trials in different countries around the world and are subject to the risks and uncertainties of doing business internationally. Disruptions in communication and transportation, changes in governmental policies, civil unrest and currency exchange rates may affect the time and costs required to complete clinical trials in other countries.

Changes in regulatory policy or new regulations could also result in delays or rejection of our applications for approval of our drug candidates. Drug candidates designed as “fast track” products by the FDA may not continue to qualify for expedited review. Even if some of our drug candidates receive “fast track” designation, the FDA may not approve them at all or any sooner than other drug candidates that do not qualify for expedited review.

Failure to successfully market and commercialize Restasis™ will limit our revenues.

Allergan launched RestasisTM in the United States in April 2003. Although we are entitled to receive royalty payments from Allergan on the sales of Restasis beginning in April 2004, Allergan is primarily responsible for marketing and commercializing Restasis™. Our agreement with Allergan also provides for our potential co-promotion of Restasis in the United States. To date, we have never been involved in the co-promotion of a product. The commercial success of Restasis™ will largely depend on the scope of the launch into the United States and other major pharmaceutical markets, ongoing promotional activities, a knowledgeable sales force and adequate market penetration.

Failure to market and commercialize diquafosol tetrasodium, if approved by the FDA, will limit our revenues.

Although our agreement with Allergan provides for our co-promotion of our diquafosol tetrasodium product candidate, Allergan is primarily responsible for marketing diquafosol in the United States and other major, ex-Asia, pharmaceutical markets in the event the FDA approves such product candidate. If approved by the FDA and other applicable regulatory authorities, the commercial success of diquafosol will largely depend on the scope of the launch into the United States and other major pharmaceutical markets, ongoing promotional activities, a knowledgeable sales force and adequate market penetration. If diquafosol is not successfully commercialized, our revenues will be adversely affected.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

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

We have experienced significant losses since inception. We incurred net losses of $14.4 million for the six months ended June 30, 2003, $24.7 million for the year ended December 31, 2002, and $23.1 million for the year ended December 31, 2001. As of June 30, 2003, our accumulated deficit was approximately $110.1 million. We expect to incur additional significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, pre-clinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

•	Timing of regulatory approvals and commercial sales of our product candidates;

•	The level of patient demand for our products;

•	Timing of payments to and from licensors and corporate partners; and

•	Timing of investments in new technologies and commercial capability.

To achieve and sustain profitable operations, we must, alone or with others, develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell our products. The time frame necessary to achieve market success is long and uncertain. We do not expect to generate revenues from sales of our products or any licensed products until the first half of 2004. We may not generate sufficient product revenues to become profitable or to sustain profitability. If the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations, The University of North Carolina at Chapel Hill may terminate our agreements with them.

Our INS316 Diagnostic clinical development program depends on two exclusive licenses and one non-exclusive license from UNC. We also hold licenses for INS365 for respiratory diseases and a P2Y12 receptor program for a cardiovascular indication, but are not currently conducting any programs in the clinic under these licenses. If we fail to meet performance milestones relating to the timing of regulatory filings or pay the minimum annual payments under our respective UNC licenses, UNC may terminate the applicable license. The termination of one or more of these license agreements will prohibit us from completing the development of INS316 Diagnostic and adversely effect any programs in our pipeline based on the technology licensed from UNC. In addition, if UNC were to relicense some or all of the technologies currently covered by our licenses, competitors could develop products that compete with ours.

In addition, it may be necessary in the future for us to obtain additional licenses from UNC or other third parties to develop future commercial opportunities or to avoid infringement of third party patents. We do not know the terms on which such licenses may be available, if at all.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Since we currently rely on a sole supplier to manufacture the bulk active pharmaceutical ingredients of our product candidates, any production problems could adversely affect us.

We have relied upon supply agreements with third parties for the manufacture and supply of the bulk active pharmaceutical ingredients of our product candidates for purposes of pre-clinical testing and clinical trials. While we have used several different suppliers for INS316, we currently rely on Yamasa Corporation for its production. We presently also depend upon Yamasa as the sole manufacturer of our supply of active pharmaceutical ingredients for our other product candidates and intend to contract with Yamasa, as necessary, for commercial scale manufacturing of our products. Although we have identified alternate sources for these supplies, it would be time consuming and costly to qualify these sources. Under our current agreements, either Yamasa or we may terminate our supply arrangement, without cause, by giving 180 days prior notice. If Yamasa were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

If we are unable to contract with third parties for the synthesis of drug substance required for pre-clinical testing, for the manufacture of drug products for clinical trials, or for the large-scale manufacture of any approved products, we may be unable to develop or commercialize our drug products.

We have no experience or capabilities to conduct the large-scale manufacture of any of our drug substance candidates and no capabilities to manufacture any pharmaceutical drug products. We do not currently expect to engage directly in the manufacturing of drug substance or drug products, but instead intend to contract with third parties to accomplish these tasks. With the exception of Santen, for which we are required to supply bulk active pharmaceutical ingredient, all of our partners are responsible for making their own arrangements for the manufacture of drug products, including arranging for the manufacture of bulk active pharmaceutical ingredient. Our dependence upon third parties for the manufacture of both drug substance and finished drug products that remain unpartnered may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our revenues. If we, or our partners, are unable to engage or retain third party manufacturers on commercially acceptable terms, our products may not be commercialized as planned. Our strategy of relying on third parties for manufacturing capabilities presents the following risks:

•	The manufacturing processes for most of our active pharmaceutical ingredients have not been validated at the scale required for commercial sales;

•	Delays in scale-up to commercial quantities and any change at the site of manufacture could delay clinical studies, regulatory submissions and ultimately the commercialization of our products;

•	Manufacturers of our products are subject to the FDA’s current good manufacturing practices (cGMP) regulations, and similar foreign standards that apply, and we do not necessarily have full control over compliance with these regulations by third-party manufacturers;

•	If we need to change manufacturers, the FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturers would have to be educated in the processes necessary for the production of our product candidates;

•	Without satisfactory long-term agreements with manufacturers, we will not be able to develop or commercialize our product candidates as planned or at all;

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates; and

•	If we are unable to engage or retain an acceptable third party manufacturer for any of our product candidates, we would either have to develop our own manufacturing capabilities or delay the development of such product candidate.

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

We rely on Allergan for significant funding in support of our development efforts and, to a lesser extent, Santen and Kirin. We also intend to rely on fees from future collaborators. If Allergan reduces or terminates its funding, we will need to devote additional internal resources to product development, scale back or terminate certain research and development programs or seek alternative collaborators. We are relying on the CFFT to fund the majority of the external costs of our Phase II trial for the treatment of cystic fibrosis.

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

In addition, most of our competitors have greater experience than we do in conducting pre-clinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates more rapidly than we do. Companies that complete clinical trials,

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market products. Drugs resulting from our research and development efforts, or from our joint efforts with our collaborative partners, may not compete successfully with competitors’ existing products or products under development.

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

We will rely substantially on third parties to market, distribute and sell our products and those third parties may not perform.

We do not currently have the ability to market, distribute or sell our products ourselves and intend to rely on experienced third parties to perform or assist us in the performance of these functions. We may not identify acceptable partners or enter into favorable agreements with them. If third parties do not successfully carry out their contractual duties, meet expected sales goals, maximize the commercial potential of our products, we may be required to hire or expand our own staff and a sales force.

We may establish a sales and marketing organization to market, sell or distribute products we develop.

We do not have an established sales force to market and distribute any products we successfully develop. We may develop a sales force and/or rely on arrangements with third parties for the marketing, distribution and sale of our product. We will incur substantial additional expenses if we have to develop, train and manage these business activities. We may be unable to build a sales force and the costs of establishing a sales force may exceed our product revenues. Our direct marketing and sales efforts may be unsuccessful. In addition, we compete with many companies that currently have extensive and well-funded marketing and sales operations. Any marketing and sales efforts we make may be unsuccessful against these companies. We may never achieve profitability if we fail to establish or maintain a sales force and marketing, sales and distribution capabilities.

Failure to hire and retain key personnel may hinder our product development programs and our business efforts.

We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our Chief Executive Officer and a director, and Gregory J. Mossinghoff, our President and a director. If either of these people leaves us, we may have difficulty conducting our operations. We have not entered into agreements with either of the above officers or any other members of our management and scientific staff that bind them to a specific period of employment. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

If our patent protection is inadequate, the development and any possible sales of our product candidates could suffer or competitors could force our products completely out of the market.

Our business and competitive position depends on our ability to continue to develop and protect our products and processes, proprietary methods and technology. Except for patent claims covering new chemical compounds, most of our patents are use patents containing claims covering methods of treating disorders and diseases by administering therapeutic chemical compounds. Use patents, while providing adequate protection for commercial efforts in the United States, may afford a lesser degree of protection in other countries due to their patent laws. Besides our use patents, we have patents covering pharmaceutical formulations and patent applications covering processes for large-scale manufacturing. Many of the chemical compounds included in the claims of our use patents, formulation patents and process applications were known in the scientific community prior to our formation. None of our composition of matter patents to the compounds themselves cover these previously known chemical compounds, which are in the public domain. As a result, competitors may be able to commercialize products that use the same chemical compounds used by us for the treatment of disorders and diseases not covered by our use patents. In such a case, physicians, pharmacies and wholesalers could possibly substitute these products for our products. Such substitution would reduce our revenues.

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

If physicians and patients do not accept our product candidates, they will not be commercially successful.

Even if regulatory authorities approve our product candidates, those products may not be commercially successful. Acceptance of and demand for our products will depend largely on the following:

•	Acceptance by physicians and patients of our products as safe and effective therapies;

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

•	Reimbursement of drug and treatment costs by third-party payors;
•	Safety, effectiveness and pricing of alternative products; and
•	Prevalence and severity of side effects associated with our products.

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering the products. INS37217 Intranasal is administered as a nasal spray. Some patients may find the spray difficult to administer. Diquafosol tetrasodium (INS365) for the treatment of dry eye disease is applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in their licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, with respect to such a multi-dose formulation for use in the remainder of the world. INS37217 Ophthalmic is administered through an intravitreal injection. It may be beneficial to patients to a have a sustained delivery device. We have not yet established a plan for a sustained delivery device for certain indications such as for chronic use. Similar challenges exist in identifying and perfecting convenient methods of administration for our other product candidates.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Use of our products may result in product liability claims for which we may not have adequate insurance coverage.

Clinical trials or manufacturing, marketing and sale of our potential products may expose us to liability claims from the use of those products. Although we carry clinical trial liability insurance, we currently do not carry product liability insurance with respect to either diquafosol tetrasodium (INS365) for the treatment of dry eye disease or Restasis™. We, or our collaborators, may not be able to obtain or maintain sufficient insurance, if any. If we can, it may not be at a reasonable cost. We do not have sufficient financial resources to self-insure and it is unlikely that we will be able to do so for the foreseeable future. If we cannot, or are unable otherwise to protect against potential product liability claims, we may find it difficult or impossible to commercialize the products we or our collaborators develop. If claims or losses exceed our liability insurance coverage, we may go out of business.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of August 1, 2003, our directors, executive officers and current 5% stockholders and their affiliates beneficially own over 24% of Inspire’s outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	Our merger with or into another company;
•	A sale of substantially all of our assets; and
•	Amendments to our amended and restated certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales by certain stockholders into the public market may cause our stock price to decline.

Future sales of our common stock by certain of our current stockholders into the public market could cause the market price of our stock to fall. As of June 30, 2003, there were 31,747,907 shares of common stock outstanding. Of these outstanding shares of common stock, 12,075,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act of 1933 (“the Securities Act”), unless purchased by our “affiliates.” Up to 6,428,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or may be, issued pursuant to our stock option plan. These shares have been registered pursuant to a registration statement on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

If some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.

Further, we may issue additional shares:

•	To employees, directors and consultants;
•	In connection with corporate alliances;
•	In connection with acquisitions; and
•	To raise capital.

As of June 30, 2003, there were outstanding options, which were exercisable to purchase 1,642,713 shares of our common stock, and outstanding warrants, which were exercisable to purchase 290,792 shares of our common stock. This amount combined with the total common stock outstanding at June 30, 2003 is 33,681,412 shares of common stock.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time.

Our rights agreement, the anti-takeover provisions in our amended and restated certificate of incorporation and bylaws, and our right to issue preferred stock, may discourage a third party from making a take-over offer that could be beneficial to us and our stockholders and may make it difficult for stockholders to replace the board of directors and effect a change in our management if they desire to do so.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Item 6.	Exhibits and Reports on Form 8-K

a) Exhibits:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws.

10.1	Second Amendment To Lease between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC dated as of June 6, 2003.

10.2	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement.

10.3	Form of Inspire Pharmaceuticals, Inc. Director Non-Statutory Stock Option Agreement.

31.1	Certification of the Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302(a).

31.2	Certification of the Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On May 20, 2003, Inspire filed a Current Report on Form 8-K, dated May 20, 2003, announcing the results in perennial allergic rhinitis trial.

On June 27, 2003, Inspire filed a Current Report on Form 8-K, dated June 27, 2003, announcing the submission of a new drug application for diquafosol for the treatment of dry eye.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSPIRE PHARMACEUTICALS, INC.

Date: August 11, 2003	By:	/s/ CHRISTY L. SHAFFER
Christy L. Shaffer
Chief Executive Officer and Director (principal executive officer)

Date: August 11, 2003	By:	/s/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer (principal financial and chief accounting officer)

Inspire Pharmaceuticals, Inc.

(a development stage company)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws.

10.1	Second Amendment To Lease between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC dated as of June 6, 2003.

10.2	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement.

10.3	Form of Inspire Pharmaceuticals, Inc. Director Non-Statutory Stock Option Agreement.

31.1	Certification of the Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302(a).

31.2	Certification of the Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.