Form 10-Q
period 2003-09-30
INSPIRE PHARMACEUTICALS INC
filed 2003-11-10
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-31135

INSPIRE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3209022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4222 Emperor Boulevard, Suite 200 Durham, North Carolina	27703
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (919) 941-9777

4222 Emperor Boulevard, Suite 400, Durham, North Carolina 27703

(Former Address)

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

As of October 15, 2003, there were 31,840,046 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Condensed Balance Sheets

(in thousands, except per share amounts)

	(Unaudited) September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$44,657	$27,128
Investments	38,324	4,001
Interest and other receivables	156	111
Prepaid expenses	994	725

Total current assets	84,131	31,965

Property and equipment, net	1,416	1,061
Other assets and investments	238	538

Total assets	$85,785	$33,564

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$1,518	$924
Accrued expenses	2,975	937
Notes payable and capital leases	711	301
Deferred revenue	—	2,200

Total current liabilities	5,204	4,362

Capital leases – noncurrent	51	204
Other long-term liabilities	632	—

Total liabilities	5,887	4,566

Stockholders’ equity:
Common stock, $0.001 par value, 60,000 shares authorized; 31,779 and 25,855 shares issued and outstanding, respectively	32	26
Additional paid-in capital	198,037	125,069
Other comprehensive (loss) income	(139)	1
Deferred compensation	(26)	(399)
Accumulated deficit during development stage	(118,006)	(95,699)

Total stockholders’ equity	79,898	28,998

Total liabilities and stockholders’ equity	$85,785	$33,564

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative From Inception (October 28, 1993) to September 30, 2003
	2003	2002	2003	2002
Revenues:
Collaborative research agreements	$—	$1,350	$5,200	$3,783	$24,200

Operating expenses:
Research and development	6,225	5,873	22,235	16,810	117,616
Selling and marketing	398	—	826	60	1,010
General and administrative	1,652	1,131	4,986	3,758	28,673

Total operating expenses	8,275	7,004	28,047	20,628	147,299

Loss from operations	(8,275)	(5,654)	(22,847)	(16,845)	(123,099)

Other income (expense):
Interest income	386	205	916	731	8,810
Interest expense	(13)	(17)	(36)	(60)	(1,901)
Loss on investments	(40)	—	(340)	—	(340)

Other income	333	188	540	671	6,569

Loss before provision for income taxes	(7,942)	(5,466)	(22,307)	(16,174)	(116,530)
Provision for income taxes	—	—	—	—	820

Net loss	(7,942)	(5,466)	(22,307)	(16,174)	(117,350)
Preferred stock dividends	—	—	—	—	(656)

Net loss available to common stockholders	$(7,942)	$(5,466)	$(22,307)	$(16,174)	$(118,006)

Basic and diluted net loss per common share	$(0.25)	$(0.21)	$(0.74)	$(0.63)

Common shares used in computing basic and diluted net loss per common share	31,758	25,848	30,083	25,811

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,		Cumulative From Inception (October 28, 1993) to September 30, 2003
	2003	2002
Cash flows from operating activities:
Net loss	$(22,307)	$(16,174)	$(117,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for exclusive licenses	—	—	144
Stock issued for consulting services	—	—	72
Depreciation and amortization	508	537	6,925
Amortization of deferred compensation	373	831	5,343
Loss on disposal of property and equipment	1	6	376
Loss on investments	340	—	340
Changes in operating assets and liabilities:
Receivables	(45)	143	(156)
Prepaid expenses	350	(299)	(375)
Other assets	—	(15)	(38)
Accounts payable	594	(39)	1,518
Accrued expenses	2,670	(498)	3,603
Deferred revenue	(2,200)	(783)	—

Net cash used by operating activities	(19,716)	(16,291)	(99,598)

Cash flows from investing activities:
Purchase of investments	(59,076)	(11,294)	(272,339)
Proceeds from sale of investments	24,573	29,700	233,258
Proceeds from sale of property and equipment	1	—	128
Purchases of property and equipment	(865)	(199)	(3,545)

Net cash (used) provided by investing activities	(35,367)	18,207	(42,498)

Cash flows from financing activities:
Issuance of common stock, net	72,974	24	143,415
Issuance of convertible preferred stock, net	—	—	45,061
Proceeds from notes payable	—	—	1,188
Payments on notes payable and capital lease obligations	(362)	(302)	(2,911)

Net cash provided (used) by financing activities	72,612	(278)	186,753

Increase in cash and cash equivalents	17,529	1,638	44,657
Cash and cash equivalents, beginning of period	27,128	29,959	—

Cash and cash equivalents, end of period	$44,657	$31,597	$44,657

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

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed using the weighted average number of shares of common stock plus dilutive potential common shares outstanding during the period. Potential common shares consist of outstanding stock options and warrants calculated using the treasury stock method and are excluded if their effect is antidilutive. The calculation of diluted net loss per common share for the three months ended September 30, 2003 and 2002 does not include 1,809 and 865, respectively, and for the nine months ended September 30, 2003 and 2002 does not include 1,798 and 840, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Deferred Compensation and Stock Options

The Company accounts for deferred compensation based on the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference between the estimated fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three and nine months ended September 30, 2003 and 2002.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years for employee stock option grants and three years (the applicable term in office) for Board of Director stock option grants. The Company recognized $82 and $254 of stock based compensation related to amortization of deferred compensation during the three months ended September 30, 2003 and 2002, respectively. The Company

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

recognized $373 and $831 of stock based compensation related to amortization of deferred compensation during the nine months ended September 30, 2003 and 2002, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transaction and Disclosure” requires the Company to disclose pro forma information regarding option grants and warrants issued to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts, which are set forth below, have not been reflected in the Company’s statement of operations, because the Company has elected to use the provisions of APB No. 25 to account for its stock-based compensation.

For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS No. 123, its pro forma net loss and net loss per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss available to common stockholders – as reported	$(7,942)	$(5,466)	$(22,307)	$(16,174)
Compensation expense included in reported net loss available to common stockholders	82	254	373	831
Pro forma adjustment for compensation expense	(1,869)	(1,321)	(4,871)	(3,809)

Net loss available to common stockholders – pro forma	$(9,729)	$(6,533)	$(26,805)	$(19,152)

Net loss per common share – as reported	$(0.25)	$(0.21)	$(0.74)	$(0.63)

Net loss per common share – pro forma	$(0.31)	$(0.25)	$(0.89)	$(0.74)

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

Other Comprehensive Income (Loss)

The Company had ($139) and $1 of unrealized (loss) gain on its investments that is classified as other comprehensive income and is disclosed as a component of stockholders’ equity at September 30, 2003 and December 31, 2002, respectively.

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

OVERVIEW

We discover and develop drugs to treat diseases characterized by deficiencies in the body’s innate defense mechanisms of:

•	mucosal hydration, a process by which the body moistens and lubricates mucosal surfaces such as the eyes, airways and lungs; and

•	mucociliary clearance, a process by which mucosal surfaces are cleared of particles by the action of small, hair-like projections known as cilia that move together in a sweeping motion to move liquid and particles forward;

as well as other non-mucosal disorders (e.g. retinal disease). Our product candidates in clinical trials are based on proprietary technology relating to specific receptors known as P2Y receptors. A receptor is a protein molecule on the surface of a cell that attracts certain types of drug molecules known as ligands and binds to them. The binding of the drug molecule to the receptor activates, or unlocks, specific processes within the cell similar to a key entering a lock and activating, or unlocking, a door. Studies indicate that a subtype of the P2Y receptor family, the P2Y2 receptor coordinates the mechanisms of mucosal hydration and mucociliary clearance. We believe that these mechanisms can be regulated therapeutically through the stimulation of the P2Y2 receptor. Chemical substances that activate, or turn on, activities in a cell by binding to and activating a receptor are known as agonists. Our lead products are P2Y2 receptor agonists that target ophthalmic and respiratory conditions and diseases with current treatments that are not adequate. We have also begun to apply our expertise in this field to other applications of other P2Y receptor subtypes as well as advancing several non-P2Y programs.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

We were incorporated in October 1993 and commenced operations in March 1995 following our first substantial financing and licensing of the initial technology from The University of North Carolina at Chapel Hill, or UNC. Since that time, we have been engaged in the discovery and development of novel pharmaceutical products. Our technologies are based in part on exclusive license agreements with UNC, for rights to certain developments from our founders’ laboratories. We currently have five product candidates in clinical development:

PRODUCT CANDIDATES	COLLABORATIVE PARTNER	CURRENT STATUS
Diquafosol tetrasodium (INS365)	Allergan Inc. and Santen Pharmaceutical Co., Ltd.	New Drug Application (NDA) accepted and undergoing review
INS37217 Intranasal	None	Phase II
INS316 Diagnostic	Kirin Brewery Co., Ltd. Pharmaceutical Division	Phase III
INS37217 Respiratory	Cystic Fibrosis Foundation Therapeutics, Inc.	Phase II
INS37217 Ophthalmic	None	Phase II

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

We have completed several Phase III clinical trials of diquafosol tetrasodium for the treatment of dry eye. On June 27, 2003, we submitted our first New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA. On July 31, 2003, the FDA notified us that our NDA was granted “priority review” as diquafosol tetrasodium is considered a potential product addressing a currently unmet medical need. The “priority review” designation establishes a review period of six months from our NDA submission, or a projected initial FDA action date of December 24, 2003. On September 9, 2003, the FDA accepted our NDA and indicated it had not identified any filing review issues in the 60-day preliminary review period.

In June 2001, we entered into a joint license, development and marketing agreement with Allergan, Inc., or Allergan, to develop and commercialize diquafosol tetrasodium (INS365) and Allergan’s Restasis™, each for the treatment of dry eye disease. Under our agreement with Allergan, we have received up-front and milestone payments of $11 million and may receive up to an additional $28 million in milestone payments assuming the successful completion of all remaining milestones. We will also receive royalty payments from Allergan on sales, if any, of both diquafosol tetrasodium and Restasis™ worldwide, excluding most larger Asian markets. In December 2002, Restasis™ was approved for sale by the FDA and Allergan launched Restasis™ in the United States in the second quarter of 2003. We will be entitled to receive royalties on United States sales of Restasis™ beginning April 2004 and on sales in jurisdictions outside the United States 12 months after product launch in such jurisdictions. In the third quarter of 2003, we exercised our right under the Allergan agreement to co-promote diquafosol and Restasis™ with Allergan and expect to begin promoting those products in 2004. Inspire’s partner, Santen Pharmaceutical Co., Ltd. is developing diquafosol tetrasodium in Japan and nine other Asian countries. Diquafosol tetrasodium is currently in Phase II clinical trials in Japan.

INS37217 Intranasal for upper respiratory disorders. We began our clinical program using an intranasal form of INS37217 in August 2001. Upper respiratory disorders, such as allergic rhinitis and upper respiratory tract infections, are associated with impairments in the mucociliary clearance mechanism in the nose (or nasal passages). Although the causes of these disorders are varied, they share a common set of nasal symptoms such as runny nose, nasal congestion/blockage, and post-nasal drip. We believe that INS37217 activates P2Y2 receptors in the nasal passages to relieve the nasal symptoms associated with upper respiratory disorders by enhancing and/or restoring mucociliary clearance. We have completed four clinical trials in our INS37217 Intranasal program. The first was a Phase I/II trial in healthy volunteers and perennial allergic rhinitis, or PAR patients, completed in March 2002. The

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

second trial was a Phase II trial in PAR patients, completed in August 2002. The third trial was a Phase II trial for the treatment of the common cold, completed in November 2002. In May 2003, we announced results of our first Phase III trial, which was a large well-controlled clinical trial in PAR patients. Although the drug was well tolerated, top-line results indicated that for the primary endpoint of reducing total nasal symptom score over a 28-day period, INS37217 did not statistically differentiate itself compared to placebo. We continue to conduct secondary analysis, evaluate clinical data and consider the opinions of medical experts we received at an experts’ meeting held in the third quarter of 2003. Accordingly, we expect to conduct additional Phase II testing in 2004.

INS316 Diagnostic to aid in the diagnosis of lung cancer and lung infection. INS316 Diagnostic has been studied as an aid in the diagnosis of lung cancer in a series of clinical trials and has been shown to be well tolerated by patients. Physicians use microscopic examination of lung cells to diagnose lung cancer and lung infections, including pneumonia and tuberculosis. However, effective diagnosis requires the collection of an adequate specimen, one which is enriched with deep-lung material obtained from the lower part of the lung. Several well-controlled studies have demonstrated that INS316 Diagnostic enhances patients’ ability to expectorate, or cough up, secretions from the deep lung. In May 2001, we initiated a Phase III clinical trial with an expected enrollment of 800 patients. Currently, we have approximately 670 patients enrolled. Due to the very slow enrollment rate in the trial, the probable need for an additional Phase III trial, and the limited commercial potential for the program, enrollment in the trial will be curtailed to 700 patients. Upon completion of the trial, we intend to analyze the data and publish the results of the clinical trial. It is unlikely we will progress the program beyond the ongoing Phase III trial.

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

INS37217 Respiratory for the treatment of cystic fibrosis. INS37217 Respiratory is expected to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which are impaired in patients with cystic fibrosis, or CF. In CF patients, there is a genetic defect that impairs the modulation of salt and water movement across lung cells. This results in poorly hydrated, thickened mucous secretions in the lungs, as well as severely impaired mucociliary clearance. We believe that activation of the P2Y2 receptors on airway cells turns on an alternative mechanism that can enhance and/or restore impairments in mucosal hydration and mucociliary clearance. We have completed a Phase I and a Phase I/II trial in patients with CF and have demonstrated INS37217 is well tolerated in children and adults. In addition, we have received “orphan drug” and “fast track” designations from the FDA for this indication.

In October 2002, we entered into a collaboration with the Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT, in which they agreed to fund the majority of the external costs of a Phase II trial for the treatment of cystic fibrosis in exchange for milestone payments upon FDA approval, and the possibility of a sales milestone upon the commercialization and the achievement of a certain aggregate sales volume in the first five years following product approval. We expect to enroll 92 patients in this trial and, as of the date of filing of this report, enrollment is approximately 75% complete.

INS37217 Ophthalmic for the treatment of retinal disease. INS37217 Ophthalmic has been shown in pre-clinical studies to enhance the reabsorption of fluid and stimulate the removal of extraneous fluid from the space between the retina and the underlying tissue, known as the subretinal space. The retina is a layer of sensory tissue that captures and processes visual information, and normally remains attached to the underlying tissue that lines the back of the eye. Breaks or tears in the retina can lead to fluid leaking into the subretinal space. Delayed treatment of this condition can lead to the degeneration of light-sensing cells in the retina and permanent loss of visual acuity. We reported top-line results for our Phase I/II trial for INS37217 Ophthalmic for the treatment of retinal disease in October 2002. In that trial, INS37217 Ophthalmic demonstrated that it was well tolerated and showed evidence of improvement in the extent of retinal re-attachment. Our next step of development is to launch a Phase II clinical trial.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

Revenues

We had no revenue for the three months ended September 30, 2003 as compared to $1.4 million for the same period in 2002. Our revenues are derived from collaborative research and development agreements with strategic partners. The decrease in 2003 revenue as compared to 2002, reflects differences in amortization of deferred revenue recognized under our collaborative agreements.

Research and Development Expenses

Research and development expenses were $6.2 million for the three months ended September 30, 2003, as compared to $5.9 million for the same period in 2002, an increase of 6%. The increase in 2003 research and development expenses was due to increased research and discovery activity in our preclinical programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were $0.4 million for the three months ended September 30, 2003 as compared to no expense in the same period in 2002. The increase in selling and marketing expenses resulted from increases in salaries and benefits as we build our selling and marketing infrastructure and prepare for the potential commercialization of diquafosol tetrasodium and co-promotion of Restasis™. In the third quarter of 2003, we exercised our right to co-promote diquafosol and Restasis™ with Allergan and expect to begin promoting these products in 2004.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended September 30, 2003, as compared to $1.1 million for the same period in 2002, an increase of 46%. The increase in general and administrative expenses resulted from increases in personnel and other administrative costs as we prepare for the potential commercialization of diquafosol tetrasodium and co-promotion of Restasis™. General and administrative costs include finance, legal, human resources, information technology, quality control and assurance expenses.

Other Income

Other income was $0.3 million for the three months ended September 30, 2003, as compared to $0.2 million for the same period in 2002, an increase of 77%. The increase in other income for such period, as compared to 2002, is primarily the result of interest earned on increased cash and investment balances.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Nine Months Ended September 30, 2003 and 2002

Revenues

Revenues were $5.2 million for the nine months ended September 30, 2003, as compared to $3.8 million for the same period in 2002, an increase of 37%. The increase in 2003 revenue relates to the timing and magnitude of milestone payments and amortization of deferred revenue recognized under our collaborative agreements. Milestone payments from our collaborative partners are recognized over the ongoing research and development commitment period under the applicable collaborative research and development agreements. Our future revenue will depend on whether we enter additional collaboration agreements, achieve milestones under existing or future collaboration agreements, regulatory approvals and commercialization of our product candidates and Allergan’s Restasis™.

Research and Development Expenses

Research and development expenses were $22.2 million for the nine months ended September 30, 2003, as compared to $16.8 million for the same period in 2002, an increase of 32%. The increase in research and development expenses was due to increased INS37217 Intranasal development activities associated with our Phase III study in perennial allergic rhinitis and increased “other discovery and development costs”, particularly associated with increased research and discovery activities in our preclinical programs. Although we have entered into an agreement whereby the majority of the expenses for a Phase II INS37217 Respiratory proof-of-concept clinical trial are funded by the CFFT, we are recording the corresponding expenses and liabilities as the CFFT incurs these costs. As of September 30, 2003, we have recognized approximately $632,000 of expense for the costs the CFFT has incurred. If we receive FDA approval for INS37217 Respiratory for the treatment of cystic fibrosis, we will be obligated to pay development milestones to the CFFT. If we do not receive FDA approval, we will have no financial obligation to the CFFT, including the Phase II clinical trial costs the CFFT is currently funding on our behalf.

Our research and development expenses for the nine months ended September 30, 2003, 2002 and from the project’s inception are shown below (in thousands).

	Nine Months Ended September 30,		Cumulative from Inception (October 28, 1993) to September 30, 2003
	2003	2002
INS37217 Intranasal	$6,364	$2,271	$11,588
Diquafosol Tetrasodium (INS365)	5,321	5,278	25,120
INS37217 Respiratory	1,882	2,197	7,257
INS316 Diagnostic	1,844	1,450	6,635
INS37217 Ophthalmic	484	348	2,429
Other discovery and development costs (1)	6,340	5,266	64,587

Total	$22,235	$16,810	$117,616

(1)	Other discovery and development costs represent all unallocated research and development costs or those costs allocated to preclinical projects. These costs include personnel costs of our discovery programs, internal and external general research costs and other internal and external costs of other drug discovery and development programs.

Our future research and development expenses will depend on the results and magnitude of our clinical, preclinical and discovery activities and by requirements imposed by regulatory agencies. Accordingly, our development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to drug candidates, our development expenses may fluctuate significantly from prior periods.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Selling and Marketing Expenses

Selling and marketing expenses were $0.8 million for the nine months ended September 30, 2003, as compared to $0.1 million for the same period in 2002, an increase of 1,277%. The increase in selling and marketing expenses resulted from increases in personnel and other administrative costs as we build our sales and marketing infrastructure and prepare for the potential commercialization of diquafosol tetrasodium and co-promotion of Restasis™. Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the nine months ended September 30, 2003, as compared to $3.8 million for the same period in 2002, an increase of 33%. The increase in 2003 general and administrative expenses is primarily due to our increased development activities, our beginning to build a sales and marketing infrastructure and overall corporate growth as we prepare for the potential commercialization of diquafosol tetrasodium and co-promotion of Restasis™. Future general and administrative expenses will depend on the level of our future development and commercialization activities.

Other Income

Other income was $0.5 million for the nine months ended September 30, 2003, compared to $0.7 million for the same period in 2002, a decrease of 20%. The decrease in 2003 other income for such period, as compared to 2002, is primarily the result of a loss recorded on a strategic investment and is also impacted by cash and investment balances and short-term, low-risk interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through the sale of equity securities, including private sales of preferred stock, the sale of common stock in our initial public offering and an additional public offering of common stock in March 2003.

At September 30, 2003, we had net working capital of $78.9 million, an increase of approximately $51.3 million from December 31, 2002. The increase in working capital is principally due to our successful offering of common stock in March 2003, which raised $72.6 million of net proceeds, offset by the use of funds for our normal operating expenses. Our principal sources of liquidity at September 30, 2003 were $44.7 million in cash and cash equivalents, $38.3 million in investments which are considered “available-for-sale,” and $0.2 million of strategic corporate investments, reflecting a $51.6 million increase of cash, cash equivalents and investment balances over those at December 31, 2002.

Our working capital requirements may fluctuate in future periods depending on many factors, including: the efficiency of manufacturing processes developed on our behalf by third parties; the magnitude, scope and timing of our drug development programs; the cost, timing and outcome of regulatory reviews and changes in regulatory requirements; the costs of obtaining patent protection for our drug candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our drug candidates; the level of required administrative and legal support; the availability of capital to support multiple drug candidate development programs and the potential expansion of facility space.

We do not expect to generate any revenue, other than from license and milestone payments associated with our collaborative agreements, until the second quarter of 2004 when we expect to receive Restasis™ royalty revenue from Allergan and/or we receive marketing clearance from the FDA and/or foreign regulatory authorities for diquafosol

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

tetrasodium. Although we cannot predict the timing of any potential marketing clearance nor can assurances be given that the FDA or such agencies will approve any of our products, the FDA’s projected initial action date for our diquafosol tetrasodium NDA is December 24, 2003. If we receive approval in such time frame, the commercial sale of diquafosol tetrasodium is expected to commence in the first half of 2004.

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

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we, or our collaborative partners, have met a contractual milestone triggering a payment to us. Non-refundable fees received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We record valuation allowances because of uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before these losses expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In addition, we generally enter into contractual agreements with third-party vendors to provide clinical, preclinical/toxicology, manufacturing and other services in the ordinary course of business. Many of these contracts are subject to milestone-based invoicing and the contract could be conducted over an extended period of time. Because of the nature of the contracts and a related delay in the contract’s invoicing, the obligation to these vendors may be based upon management’s estimate of the underlying obligation. In all cases, actual results may differ from our estimates.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

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

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates and the increase or decrease in the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital lease and other short-term debt obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments at September 30, 2003.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $0.2 million. This investment represents unregistered preferred stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures were effective in timely providing them with material information relating to us which is required to be disclosed in the reports we file or submit under the Exchange Act. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was carried out.

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

(d) On August 2, 2000, the Securities and Exchange Commission declared a Registration Statement on Form S-1, as amended (Registration No. 333-31174) effective, registering 6,325,000 shares of our common stock. The aggregate net proceeds were approximately $69.3 million. As of September 30, 2003, we have used the $69.3 million of the net proceeds of the offering as follows.

(000s)
Discovery and research and development programs	$54,864
General and administrative expenses	11,246
Purchase of equipment	1,973
Payment of debt	1,217

Total	$69,300

Except with respect to the compensation of our officers and non-executive directors and the reimbursement of director expenses included in discovery and research programs and general and administrative expenses, all of the net proceeds of the initial public offering were payable to parties other than our directors, officers or the associates of such persons, persons owning ten percent or more of any class of our equity securities, or our affiliates.

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

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. We have not received marketing approval for any of our products and have one drug candidate, diquafosol tetrasodium (INS365) for dry eye disease, under review by the U.S. Food and Drug Administration, or FDA, for commercial approval. Although our NDA has been accepted and has been granted “priority review,” there is no guarantee that the FDA will approve it and allow us to begin selling diquafosol tetrasodium in the United States. Even if we do receive FDA approval for the application, we and Allergan may not be able to successfully commercialize diquafosol tetrasodium in the United States. We have not applied for marketing approval of diquafosol in any other jurisdiction.

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

The introduction of our products in foreign markets will subject us to foreign regulatory clearances, which may be unpredictable and uncertain, and which may impose substantial additional costs and burdens which we or our partners in such foreign markets may be unwilling or unable to pay. As with the FDA, foreign regulatory authorities must be satisfied that adequate evidence of safety, quality, and efficacy of the product has been presented before marketing authorization is granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval and approval by the FDA does not ensure approval by other regulatory authorities.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Failure to successfully market and commercialize Restasis™ will limit our revenues.

Allergan launched Restasis™ in the United States in April 2003. Although we are entitled to receive royalty payments from Allergan on the sales of Restasis beginning in April 2004, Allergan is primarily responsible for marketing and commercializing Restasis™. Our agreement with Allergan provides, and we have exercised, the right to co-promote Restasis™ in the United States. To date, we have never been involved in the co-promotion of a product. The commercial success of Restasis™ will largely depend on the acceptance by eye care professionals and patients, the launch into other major pharmaceutical markets, ongoing promotional activities, a knowledgeable sales force and adequate market penetration.

Failure to adequately market and commercialize diquafosol tetrasodium, if approved by the FDA, will limit our revenues.

Although we plan to co-promote our diquafosol tetrasodium product candidate, Allergan is primarily responsible for marketing diquafosol in the United States and other major, ex-Asia, pharmaceutical markets in the event the FDA, or foreign regulatory authorities, approves such product candidate. If approved by the FDA and other applicable regulatory authorities, the commercial success of diquafosol will largely depend on the scope of the launch into the United States and other major pharmaceutical markets, acceptance by patients and eye care professionals, ongoing promotional activities, a knowledgeable sales force and adequate market penetration. If diquafosol is not successfully commercialized, our revenues will be adversely affected.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

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

Other activities required before submitting a NDA include regulatory preparation for submission, biostatistical analyses, scale-up synthesis, and validation of commercial product. In addition prior to product launch, production of a certain amount of commercial grade drug product inventory meeting FDA current Good Manufacturing Practice standards is required.

Also, ongoing development programs and associated costs are subject to frequent, significant and unpredictable changes due to a number of factors, including:

•	Data collected in preclinical or clinical studies may prompt significant changes or enhancements to an ongoing development program;

•	The FDA may direct the sponsor to change or enhance its ongoing development program based on developments in the testing of similar compounds or related compounds;

•	Unexpected regulatory requirements or interim reviews by regulatory agencies may cause delays or changes to development programs; and

•	Anticipated manufacturing costs may change significantly due to required changes in manufacturing processes, variances from anticipated manufacturing process yields or changes in the cost and/or availability of starting materials.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product development.

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses exceeded $28.0 million in the nine months ended September 30, 2003, exceeded $30.0 million in the fiscal year ended December 31, 2002, and exceeded $34.0 million in the fiscal year ended December 31, 2001. We anticipate that our operating expenses in 2003 will increase from our 2002 operating expenses to provide for greater research and development and to develop a commercial infrastructure. Our cash, cash equivalents and investments totaled approximately $83.2 million on September 30, 2003. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical studies and prepare for commercial sales. Many factors will influence our future capital needs. These factors include:

•	The progress of our research programs;

•	The number and breadth of these research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing collaborations with Allergan, Santen and Kirin, and any future collaborative programs;

•	Progress by our collaborators;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The costs involved in enforcing patent claims and other intellectual property rights; and

•	The costs and timing of regulatory approvals.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

We are relying on the Cystic Fibrosis Foundation Therapeutics Inc., or CFFT, to fund the majority of the external costs of our Phase II trial for the treatment of cystic fibrosis. We are also relying on Allergan for significant funding in support of our development efforts. In addition, our capital requirements will depend upon:

•	The receipt of royalty payments from Allergan on sales of Restasis™;

•	The receipt of milestone payments from collaborative agreements;

•	Our ability to obtain approval from the FDA for our first product candidate, diquafosol tetrasodium;

•	Upon any such approval, our ability together with the ability of our marketing partner Allergan to generate sufficient sales of diquafosol tetrasodium; and

•	Royalties from Santen and Kirin and payments from future collaborators.

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

Clinical trials are lengthy and expensive. They require adequate supplies of drug product and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

•	The size of the patient population;

•	The nature of the protocol;

•	The proximity of patients to clinical sites;

•	The eligibility criteria for the clinical trial; and

•	The perceived benefit of participating in a clinical trial.

Delays in patient enrollment can result in increased costs and longer development times. Although we started our Phase III clinical trial for INS316 Diagnostic in May 2001, we currently have only approximately 670 patients enrolled in the trial, out of an expected enrollment of at least 800 patients. As a result of the very slow enrollment rate in the trial, enrollment will be curtailed to 700 patients. Following completion of the trial we will analyze the data, but it is unlikely that we will progress the INS316 Diagnostic program beyond the trial. Even if we successfully complete clinical trials, we may not be able to submit any required regulatory submissions in a timely manner and we may not receive regulatory approval for the drug candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials we could face increased costs and significant development delays.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

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

The market price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding our NDA or foreign regulatory equivalent submissions;

•	Announcements made by us concerning results of our clinical trials with diquafosol tetrasodium, INS37217 Ophthalmic, INS316 Diagnostic, INS37217 Respiratory, INS37217 Intranasal and any other product candidates;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators, including our agreements with Allergan, Santen and Kirin;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	Terrorist attacks;

•	Military actions; and

•	Litigation.

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

We have experienced significant losses since inception. We incurred net losses of $22.3 million for the nine months ended September 30, 2003, $24.7 million for the year ended December 31, 2002, and $23.1 million for the year ended December 31, 2001. As of September 30, 2003, our accumulated deficit was approximately $118.0 million. We expect to incur additional significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, pre-clinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

•	Timing of regulatory approvals and commercial sales of our product candidates and any licensed products;

•	The level of patient demand for our products and any licensed products;

•	Timing of payments to and from licensors and corporate partners; and

•	Timing of investments in new technologies and commercial capability.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

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

We have relied upon supply agreements with third parties for the manufacture and supply of the bulk active pharmaceutical ingredients of our product candidates for purposes of pre-clinical testing and clinical trials. While we have used several different suppliers for INS316, we currently rely on Yamasa Corporation for its production. We presently also depend upon Yamasa as the sole manufacturer of our supply of active pharmaceutical ingredients for our other product candidates and intend to contract with Yamasa, as necessary, for commercial scale manufacturing of our products where we are responsible for such activities. In the case of diquafosol tetrasodium, Allergan will purchase commercial quantities of bulk active pharmaceutical ingredient from Yamasa. Although we have identified alternate sources for these supplies, it would be time consuming and costly to qualify these sources. Under our current agreements, either Yamasa or we may terminate our supply arrangement, without cause, by giving 180 days prior notice. If Yamasa were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

If we are unable to contract with third parties for the synthesis of active pharmaceutical ingredient required for pre-clinical testing, for the manufacture of drug products for clinical trials, or for the large-scale manufacture of any approved products, we may be unable to develop or commercialize our drug products.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

development or commercialization of therapeutic or diagnostic products. Such disagreement could also result in litigation or require arbitration to resolve.

We may not be able to successfully compete with other biotechnology companies and established pharmaceutical companies.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. These competitors include Alcon, AstraZeneca, Aventis, Boehringer Ingelheim, Chiron, Genentech, GlaxoSmithKline, Millennium Pharmaceuticals, Novartis, Pfizer and Schering-Plough. Most of these competitors have greater financial and other resources than we or our collaborative partners, including larger research and development staffs and more experienced marketing and manufacturing organizations.

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

Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. Academic and government institutions have become increasingly aware of the commercial value of their research findings and are more likely to enter into exclusive licensing agreements with commercial enterprises to market commercial products. Many of our competitors have far greater resources than we do and may be better able to afford larger license fees and milestones attractive to those institutions. Our competitors may also develop technologies and drugs that are safer, more effective, or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. Current products marketed to treat cystic fibrosis include Pulmozyme® and TOBI®. Primary treatments for dry eye disease currently involve over-the-counter artificial tear replacement drops, punctual plugs and Restasis™. Current treatments for colds, allergic rhinitis and rhinosinusitis include antihistamines, antibiotics, decongestants and anti-inflammatory steroids, such as Flonase® and Nasonex®. In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete.

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

We have started to establish a sales and marketing organization to market, sell or distribute products.

We do not have an established sales force to market and distribute products. We are in the initial stages of developing a sales force for the marketing and sale of products. We will incur substantial expenses in doing so, including substantial additional expenses for the training and management of these business activities. We may be unable to build a sales force and the costs of establishing a sales force may exceed our product revenues. Our selling and marketing efforts may be unsuccessful. We compete with many companies that currently have extensive and well-funded marketing and sales operations. Any marketing and selling efforts we make may be unsuccessful against these companies.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

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

If we must defend a patent suit, or if we choose to initiate a suit to have a third party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. While we are not aware of any patent that we are infringing, nor have we been accused of infringement by any other party, other companies currently have, or may acquire, patent rights which we might be accused of infringing. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others. Should we choose to do this, as with the above, we may need to make considerable expenditures of money and management time in litigation. Further, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine the priority of invention of any of our technologies.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

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

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering the products. INS37217 Intranasal is administered as a nasal spray. Some patients may find the spray difficult to administer. We intend that diquafosol tetrasodium (INS365) for the treatment of dry eye disease will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in their licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. INS37217 Ophthalmic is administered through an intravitreal injection. It may be beneficial to patients to a have a sustained delivery device. We have not yet established a plan for a sustained delivery device for certain indications such as for chronic use. Similar challenges exist in identifying and perfecting convenient methods of administration for our other product candidates.

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

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

As of October 31, 2003, our directors, executive officers and current 5% stockholders and their affiliates beneficially own over 17% of Inspire’s outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	Our merger with or into another company;

•	A sale of substantially all of our assets; and

•	Amendments to our amended and restated certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales by stockholders into the public market may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of September 30, 2003, there were 31,779,107 shares of common stock outstanding. Of these outstanding shares of common stock, 12,075,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”), unless purchased by our “affiliates.” Up to 6,428,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or may be, issued pursuant to our stock option plan. These shares have been registered pursuant to a registration statement on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

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

As of September 30, 2003, there were outstanding options, which were exercisable to purchase 1,798,039 shares of our common stock, and outstanding warrants, which were exercisable to purchase 285,092 shares of our common stock. This amount combined with the total common stock outstanding at September 30, 2003 is 33,861,450 shares of common stock.

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

Our amended and restated certificate of incorporation also provides that the members of the board will be divided into three classes. Each year the terms of approximately one-third of the directors will expire. Our bylaws do not permit our stockholders to call a special meeting of stockholders. Under the bylaws, only our Chief Executive Officer, President, Chairman of the Board, a majority of the board of directors, or the Secretary or any other officer upon the written request of one or more stockholders holding of record at least a majority of the outstanding shares of stock entitled to vote at such a meeting are able to call special meetings. The staggering of directors’ terms of office and the inability of stockholders to call a special meeting may make it difficult for stockholders to remove or replace the board of directors should they desire to do so. The bylaws also require that stockholders give advance notice to our Secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting. These provisions may delay or prevent changes of control or management, either by third parties or by stockholders seeking to change control or management.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

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

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On July 31, 2003, we filed a Current Report on Form 8-K, dated July 31, 2003, announcing diquafosol was granted priority review by the FDA.

On August 13, 2003, we filed a Current Report on Form 8-K, dated August 13, 2003, announcing the results of a Phase IIIb study of diquafosol for the treatment of dry eye disease.

On September 9, 2003, we filed a Current Report on Form 8-K, dated September 9, 2003, announcing the FDA acceptance of our diquafosol NDA for filing.

On September 10, 2003, we filed a Current Report on Form 8-K, dated September 10, 2003, announcing appointment of Kenneth B. Lee, Jr. to its Board of Directors.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: November 7, 2003	By:	/s/ CHRISTY L. SHAFFER

Christy L. Shaffer Chief Executive Officer and Director (principal executive officer)

Date: November 7, 2003	By:	/s/ THOMAS R. STAAB, II

Thomas R. Staab, II Chief Financial Officer (principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.