Form 10-K
period 2003-12-31
INSPIRE PHARMACEUTICALS INC
filed 2004-03-12
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 000-31135

INSPIRE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3209022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4222 Emperor Boulevard, Suite 200, Durham, North Carolina	27703-8466
(Address of Principal Executive Offices)	(Zip Code)

(919) 941-9777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $291,533,919.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2004.

Class	Number of Shares
Common Stock, $.001 par value	31,872,922

Documents incorporated by reference

None.

Item 1. Business.

Overview

We are a biopharmaceutical company dedicated to discovering, developing and commercializing prescription products in disease areas with significant commercial markets and unmet medical needs. Our primary focus is in the ophthalmic and respiratory therapeutic areas where we have significant expertise. Our ophthalmic products and product candidates are concentrated in the allergic conjunctivitis, dry eye disease and retinal disease indications. We are working on respiratory product candidates for the treatment of cystic fibrosis and upper respiratory disorders. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	COLLABORATIVE PARTNER	INDICATION	CURRENT STATUS
PRODUCTS
Elestat™	Allergan	Allergic conjunctivitis	Approved by the FDA October 2003

Restasis®	Allergan	Dry eye disease	Approved by the FDA December 2002

HIGHER PRIORITY PRODUCT CANDIDATES
diquafosol tetrasodium (INS365)	Allergan and Santen Pharmaceutical	Dry eye disease	NDA filed, Approvable letter received December 2003, Confirmatory Phase III planned

INS37217 Respiratory (denufosol tetrasodium)	Cystic Fibrosis Foundation Therapeutics	Cystic fibrosis	Phase II

INS37217 Ophthalmic (denufosol tetrasodium)	None	Retinal disease	Phase II

INS50589 Cardiovascular	None	Cardiovascular diseases	Preclinical

LOWER PRIORITY PRODUCT CANDIDATES
INS37217 Intranasal (denufosol tetrasodium)	None	Upper respiratory disorders	Phase II

INS316 Diagnostic (uridine 5’-triphosphate)	Kirin Brewery, Pharmaceutical Division	Lung cancer diagnostic	Phase III

We have acquired the rights to market Elestat™ and Restasis® in the United States under co-promotion agreements with Allergan, Inc., or Allergan, and we receive royalty payments based upon net sales of these products. We have five product candidates in various stages of clinical development and one product candidate identified in preclinical development for which we expect to file an Investigational New Drug Application, or IND. Our product candidates in clinical trials are based on proprietary technology relating to specific receptors known as P2 receptors. Our lead product candidates are P2Y2 receptor agonists that target ophthalmology, allergy and respiratory conditions and diseases where current treatments are not adequate. We have begun to apply our expertise to other applications of P2 receptor subtypes as well as advancing several non-P2Y programs.

We were incorporated in October 1993 and commenced operations in March 1995 following our first substantial financing and licensing of the initial technology from The University of North Carolina at Chapel Hill, or UNC. Since that time, we have been engaged in the discovery and development of novel pharmaceutical products, and more recently, in the co-promotion of products. We are located in Durham, North Carolina, adjacent to the Research Triangle Park.

Our Strategy

Our business objective is to become a leading biopharmaceutical company focused on discovering, developing and commercializing new treatments for diseases primarily in the ophthalmic and respiratory areas. We intend to advance multiple product candidates in areas where we have expertise through drug discovery, clinical trials, strategic alliances and in-licensing, and to be involved in the marketing and sale of our products. A key element of our strategy is to build a sustainable pipeline of innovative new treatments based upon our expertise in certain therapeutic areas. All of our current clinical programs represent P2Y2 receptor-based technology targeting ophthalmic and respiratory indications. We are also expanding into other clinical areas, such as P2Y12 receptor blockers for a platelet aggregation inhibitor indication. Our strategy is to:

•	Aggressively Advance Our Product Candidates. Our focus is on rapidly and efficiently discovering, developing and commercializing therapies where current treatments are less than optimal and where therapeutic market opportunities exist.

•	Commercialize Products through a Concentrated Sales and Marketing Effort in Our Target Areas. We plan to participate in the commercialization of our product candidates through co-promotion arrangements. To that end, we have developed a small, specialty sales and marketing organization to support the commercialization of Elestat™ and Restasis® to ophthalmologists, optometrists and allergists. In the biopharmaceutical industry, a substantial percentage of the profit generated from successful drug development is generally retained if the developing company is directly involved in the sales and marketing of the product. This structure will allow us to realize a higher percentage of revenue from our products. Key elements of our strategy are to be involved in the direct sales and marketing activities of our products in North America, and to license our product candidates to partners that can successfully commercialize our products on a worldwide basis outside of North America. We expect to leverage our domestic commercial capability as we launch additional products.

•	Establish Strategic Relationships that Enhance and Complement Our Own Product Development and Commercial Organization. Collaborations are, and will continue to be, a key component of our corporate strategy. We have entered into alliances with pharmaceutical companies for the successful commercialization of our products, especially to address markets outside North America where we do not intend to develop infrastructure to commercialize our products. In order to maximize global return to us of late-stage development products, we will continue to establish and expand strategic alliances with leading pharmaceutical companies in our target markets. In general, we seek to advance our compounds into later-stage clinical trials before partnering such compounds so as to retain the maximum economic benefit. In addition, we will develop alliances that enrich our product candidate pipeline and broaden our commercial efforts. We intend to be opportunistic with regard to in-licensing products in various stages of development in our core areas of ophthalmology, respiratory and allergy, including those with regulatory approval in the United States.

•	Protect and Enhance Our Technology Leadership Position. We have a substantial intellectual property position related to our technology. We currently have 39 issued patents, 22 exclusively owned and 17 exclusively licensed. We also have other United States patents pending, and multiple foreign patents issued and pending. We intend to continue to pursue an aggressive patent strategy to protect our expanding proprietary discoveries.

•	Develop or In-License New Products Outside Our Proprietary P2 Technology Platform. Our research focus is to discover new pharmaceutical products that expand beyond our P2 receptor technology. We have internal programs and sponsored research and development agreements with universities to discover and develop new pharmaceutical products based on other P2 subtypes, such as P2Y12 receptors, as well as non-P2 receptor targets for nonmucosal disorders.

COMMERCIAL PRODUCTS

Elestat™

Overview. In December 2003, we entered into an agreement with Allergan to co-promote Elestat™ (epinastine HCl ophthalmic solution 0.05%) to ophthalmologists, optometrists and allergists in the United States. Elestat™ was approved by the U.S. Food and Drug Administration, or FDA, in October 2003 for the prevention of itching associated with allergic conjunctivitis. We launched and began promoting Elestat™ in the United States in February 2004 within the eye care and allergy area.

Elestat™, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the relief of ocular itching associated with ocular allergies. Its multi-action effects inhibit binding to both H1 and H2 receptors, while preventing recruitment and activation of pro-inflammatory mediators that can trigger and exacerbate the allergic response. Elestat™ has a rapid onset of action, and in pivotal clinical trials was well tolerated by patients and demonstrated a favorable safety profile.

Market Opportunity. Allergies affect more than 40 million people in the United States annually, including 20% to 30% of adults and up to 40% of children. Allergic conjunctivitis may occur in up to 90% of those patients suffering from allergies. The annual United States market for ocular allergy prescriptions is approximately $425 million, with a strong growth rate of 17% over 2002. In terms of dollars, this market has shown double-digit growth over the past six years. Elestat™ is indicated for adults and children at least 3 years old.

Co-Promotion Agreement. We have the primary responsibility for selling, promotional and marketing activities of Elestat™ in the United States and will be responsible for the associated costs. We work with Allergan collaboratively on overall product strategy and management in the United States. Allergan records Elestat™ sales and remains responsible for all other product costs. Allergan also retains the licensing rights relating to promotion of Elestat™ to prescribers other than ophthalmologists, optometrists and allergists; but we have a right of first refusal to obtain such rights in the event Allergan decides to engage a third party to undertake such activities. Under the terms of the agreement, we paid Allergan an up-front payment and Allergan will pay a royalty to us on United States Elestat™ net sales; except in the event that a third party is engaged by Allergan to promote Elestat™ to prescribers outside of our field, in which case we will be paid a proportionate share of United States Elestat™ net sales based upon filled prescriptions written by ophthalmologists, optometrists and allergists. Allergan also retains rights to all international sales and marketing activities relating to the drug. See “—Corporate Collaborations.”

Restasis®

Overview. In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize diquafosol tetrasodium (INS365) which included the right to co-promote Allergan’s Restasis® (cyclosporine ophthalmic emulsion) 0.05%, each for the treatment of dry eye disease, in the United States. In December 2002, Restasis® was approved for sale by the FDA and Allergan launched Restasis® in the United States in April 2003. In January 2004, we began co-promotion of Restasis® in the United States and will receive a royalty on Restasis® net sales beginning April 2004.

Restasis® is the first approved pharmacologically active therapy for patients in the United States with keratoconjunctivitis sicca, or dry eye disease, whose tear production is presumed to be suppressed due to ocular inflammation. Dry eye disease is a painful, burning and irritating condition involving abnormalities and deficiencies in the tear film due to a variety of causes. Restasis® has been shown to improve tear production which leads to significant improvement in ocular surface integrity which, in turn, resolves dry eye symptoms and returns the surface of the eye to a more normal state while providing relief of the symptoms associated with dry eye disease.

Market Opportunity. Other than Restasis®, the current treatments for dry eye disease in the major markets consist of artificial tear solutions and lubricant eye drops. In some cases, small plugs are inserted by physicians in the tear duct to slow tear drainage. Artificial tears, which are available as over-the-counter and, in some countries, as prescription products, provide temporary relief of symptoms, but can also wash out the natural proteins and other components that keep an eye healthy. We estimate, based on an extrapolation from United States data, that moderate to severe dry eye disease affects approximately thirty million people in the eight major international prescription pharmaceutical markets and ten million are in North America. Dry eye disease can be caused by eye stress, aging, environmental factors, autoimmune disorders and various medications. Because dry eye disease is more prevalent among the elderly and post-menopausal women, this market is expected to grow as populations age. We estimate that, in the eight major international prescription pharmaceutical markets, sales of prescription and over-the-counter pharmaceutical products for dry eye disease treatments exceed $500 million annually. Allergan recorded $38.3 million of Restasis® revenue in the United States for the April to December 2003 time period, its first nine months as a commercial product. Allergan has projected 2004 Restasis® revenue of $75-95 million.

Collaborative Agreement. In the third quarter of 2003, we exercised our right to co-promote Restasis® under the joint license, development and marketing agreement with Allergan. In December 2003, at the time we entered into the co-promotion agreement relating to Elestat™, we amended the joint license, development and marketing agreement to reduce the royalty rates that we would receive upon the sale of Restasis®. We began promoting Restasis® in January 2004 and we will receive royalty payments from Allergan on net sales of Restasis® beginning April 2004. See “—Corporate Collaborations.”

HIGHER PRIORITY PRODUCTS IN CLINICAL DEVELOPMENT

Diquafosol tetrasodium (INS365) for the treatment of dry eye disease.

Overview. Diquafosol is an ophthalmic product candidate designed to treat dry eye disease and is expected to complement Restasis®, if and when it receives regulatory approval. The abnormalities responsible for dry eye disease are typically characterized by a decrease in tear production, an increase in tear evaporation or the improper mixture of the eye’s tear film components. If left untreated, dry eye disease can result in permanent corneal damage and visual impairment.

Diquafosol is a P2Y2 receptor agonist that activates the P2Y2 receptors on the surface of the eye and inner lining of the eyelid to stimulate the release of water, salt, mucin and lipids—the key components of natural tears. Mucin is made in specialized cells and acts to lubricate surfaces. Lipids in the eye are oily substances that form the outer-most layer of the tear film and are responsible for the prevention of excessive tear fluid evaporation. We are developing diquafosol as an eye drop for dry eye disease. We believe that diquafosol can be the second FDA approved pharmacologically active agents to treat dry eye disease, and the first one with this mechanism of action. In preclinical testing, our product increased the secretions of natural tear components, which we believe can help restore a natural tear film, reduce dry eye disease symptoms, help prevent long-term corneal damage, and improve ocular surface health in dry eye disease sufferers. Because diquafosol and Restasis® have different mechanisms of action, we consider them complementary products and believe the commercial opportunity of these products to be significant.

Development Status. On June 27, 2003, we submitted a New Drug Application, or NDA, to the FDA, and we were notified that our NDA was granted a “priority review” on July 31, 2003. On December 19, 2003, we received an approvable letter from the FDA. In January 2004, we met with the FDA to discuss the additional clinical study which they requested. Based upon this discussion, we now have a clear understanding of the FDA’s additional requirement for the regulatory approval of diquafosol and are working closely with them to develop a protocol for a new Phase III clinical study. We intend to initiate and begin enrollment in a confirmatory Phase III trial in early 2004. In addition, we are assisting Allergan in a European regulatory submission that will seek approval of the right to commercialize diquafosol for dry eye disease in the European Union. Submission of this application is expected in the second half of 2004.

Collaborative Agreement. Under the joint license, development and marketing agreement with Allergan, we have continued our efforts to develop and commercialize diquafosol. Under this agreement, we have received up-front and milestone payments of $11 million and may receive up to an additional $28 million in milestone payments assuming the successful completion of all remaining diquafosol milestones. We will also receive royalty payments from Allergan on net sales, if any, of diquafosol worldwide, excluding most larger Asian markets. In the third quarter of 2003, we exercised our right under the Allergan agreement to co-promote diquafosol with Allergan in the United States and expect to begin promoting this product if and when we receive FDA approval and the product is launched. Our partner, Santen Pharmaceutical Co., Ltd., or Santen, is developing diquafosol in Japan and nine other Asian countries. Diquafosol is currently in Phase II clinical trials in Japan. See “—Corporate Collaborations.”

INS37217 Respiratory (denufosol tetrasodium) for the treatment of cystic fibrosis.

Overview. We are developing INS37217 Respiratory (denufosol tetrasodium) as an inhaled product for the treatment of cystic fibrosis. We believe our product may become the first FDA approved product that mitigates the underlying ion-transport defect in the airways of patients with cystic fibrosis. This product has been granted orphan drug status by the FDA and is also on fast-track review status for its approval.

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

Cystic fibrosis is a life-threatening disease involving a genetic mutation that disrupts the cystic fibrosis transmembrane regulator protein, an ion channel. In cystic fibrosis patients, a defect in this ion channel leads to poorly hydrated lungs and severely impaired mucociliary clearance. Chronic secondary infections invariably occur, resulting in progressive lung dysfunction and deterioration. Respiratory infections and complications account for more than 95% of the morbidity and mortality associated with this disease. According to the United States Cystic Fibrosis Foundation, the median life expectancy for patients is 33 years.

Development Status. We completed all necessary preclinical studies for initial clinical testing and in the fall of 2000 filed an IND in the United States. We initiated and completed a Phase I clinical trial in late 2000 and a Phase I/II clinical trial for INS37217 Respiratory for cystic fibrosis in 2002. A multi-center Phase II study was initiated in collaboration with the Cystic Fibrosis Foundation Therapeutics, Inc., or the CFFT, in 2003. Enrollment of 90 patients has been completed and top-line results from the Phase II study are expected in the second quarter of 2004. This study is funded largely through a study funding arrangement established with the CFFT in October 2002. See “—Corporate Collaborations.”

Market Opportunity. The current therapeutic approaches to address cystic fibrosis mainly treat the symptoms, but do not cure the disease, and are aimed at reducing respiratory infections and breaking up thickened mucous secretions that cause airflow obstruction and harbor bacteria. For example, TOBI® is an inhaled antibiotic that treats the infection, and Pulmozyme® is an inhaled protein that breaks up excessive DNA in cystic fibrosis mucus that reduces the thickness and tackiness of the respiratory secretions. While both products are approved for the treatment of cystic fibrosis, neither product is designed to address the underlying ion-transport defect, which results in dehydrated mucus and severely impaired mucociliary clearance.

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

Collaborative Agreement. In October 2002, we entered into a study funding agreement with the CFFT in which they agreed to fund the majority of the external costs of a Phase II trial for the treatment of cystic fibrosis in exchange for milestone payments upon FDA approval, and the possibility of a sales milestone upon the commercialization and the achievement of a certain aggregate sales volume in the first five years following product approval. In the event of FDA approval, we are obligated to pay to the CFFT, over a period of five years, an amount equal to a multiple of the trial costs incurred by the CFFT as a development milestone payment, which could exceed $10 million. Additionally, in the event aggregate sales of the product exceed a certain level, we are obligated to pay the CFFT an additional $4 million sales milestone, payable over two years. See “—Corporate Collaborations.”

INS37217 Ophthalmic (denufosol tetrasodium) for the treatment of retinal disease.

Overview. INS37217 Ophthalmic (denufosol tetrasodium) is an investigative new drug under evaluation for the treatment of retinal diseases associated with pathological sub-retinal or intra-retinal accumulation of fluid. These sight-threatening retinal diseases are associated with retinal detachment (where fluid accumulates in the sub-retinal space between the retina and the underlying retinal pigment epithelium) and macular edema (where fluid accumulates in the central retina). Restoration of vision is contingent in part on the removal of the pathological fluid accumulation. INS37217 Ophthalmic has been shown in experimental models of retinal detachment to stimulate retinal re-attachment by reabsorbing (i.e., draining) extraneous sub-retinal fluid across the retinal pigment epithelium, or RPE, a layer of cells involved in controlling proper hydration of the retina and sub-retinal space. The retina is a thin layer of sensory tissue that captures and processes visual information, and normally remains attached to the underlying RPE. In the most common cause of retinal detachment, breaks or holes in the retina result in the influx of fluid from the vitreous into the sub-retinal space between the retina and RPE, thereby creating rhegmatogenous retinal detachment, or RRD. RRD results in acute loss of vision that may progress over a period of hours to days or weeks. Delayed treatment of this condition can lead to permanent loss of vision and ultimately detachment of the entire retina. RRD progresses when the rate of fluid influx into the sub-retinal space primarily through the retinal break(s) exceeds that of fluid reabsorption across the RPE, thereby enlarging the retinal detachment.

We are developing INS37217 Ophthalmic as an intravitreal injection initially for RRD. In RRD, fluid accumulates in the sub-retinal space between the retina and the underlying RPE and successful retinal re-attachment is contingent upon the reabsorption of this fluid across the RPE. We believe that INS37217 Ophthalmic may become the first FDA approved product to be administered as first-line therapy to enable retinal reattachment in some RRD patients without the need for surgery. Because of its ability to stimulate fluid reabsorption across the RPE, INS37217 Ophthalmic may be useful to treat other retinal diseases also associated with pathological accumulation of sub-retinal or intra-retinal fluid, including diabetic and non-diabetic macular edema.

Development Status. In 2001 we initiated a dose-escalating, randomized, double-masked, placebo-controlled Phase I/II clinical study of INS37217 Ophthalmic, given as a single intravitreal injection, in patients with RRD. The study was designed to evaluate the safety, tolerability, and pharmacological activity of INS37217 Ophthalmic in facilitating retinal re-attachment. Phase I/II results demonstrated that when compared with placebo the drug was well-tolerated and showed pharmacological activity in terms of reducing the extent of retinal detachment. In January 2004, we met with the FDA and were given guidance on the planning of a well-controlled Phase II study designed to advance this program. This Phase II study is expected to begin in the first half of 2004.

Market Opportunity. There are currently no pharmaceutical products approved for RRD. While surgical techniques used to reattach the retina have relatively high single-operation success rates of 60-95%, patients frequently suffer from post-surgical problems, including diminished visual acuity, loss of eye motility, misaligned eyes, protracted periods of convalescence, and post-operative pain and discomfort. By stimulating fluid reabsorption across the RPE, INS37217 Ophthalmic may reverse the progression of RRD and stimulate retinal re-attachment in some RRD patients without the need for surgery. Approximately 50,000 retinal detachments occur each year in the United States.

INS50589 Cardiovascular

P2Y12 receptor antagonists as inhibitors of platelet aggregation.

Overview. We are developing potent, selective and reversible inhibitors of platelet aggregation for the use in the treatment of acute cardiovascular diseases. Platelets, small disk-shaped blood cells, are responsible for initiating and maintaining blood clots. These cells have P2 receptors, including the P2Y12 receptor, on their surface which respond to a soluble clotting factor called adenosine 5’-diphosphate (ADP). It has been demonstrated that pharmacological intervention to inhibit platelet aggregation has potential benefit on a number of debilitating acute and chronic diseases such as myocardial infarction, unstable angina, stroke and peripheral arterial disease. Inhibition of platelet P2Y12 receptors in particular reduces the relative risk of atherosclerotic events such as myocardial infarction, stroke and cardiovascular death.

Development status. We have taken advantage of our expertise in nucleotide receptor chemistry and pharmacology and developed a new proprietary class of potent and selective P2Y12 antagonists for use in the treatment of acute cardiovascular or cerebrovascular indications. Our molecules are novel platelet aggregation inhibitors that have a rapid onset and offset mechanism of action and are intended for intravenous administration. In preclinical studies it has been shown that our compounds produce dose-dependent and sustained inhibition of platelet aggregation during the administration of the drug, and protect against mortality resulting from systemic intravascular thromboembolism. We believe that the fast offset pharmacokinetic properties of our compounds, coupled with their ability to inhibit both platelet aggregation and degranulation/secretion, are key differentiating characteristics from other approved anti-platelet agents, such as aspirin, clopidogrel, ticlopidine, abciximab, tirofiban, and eptifibatide. Based on extensive structure-activity, pharmacological and safety information, we have identified a product candidate, INS50589 Cardiovascular for advancement into clinical studies in this program. We intend to file an IND application for INS50589 Cardiovascular pending completion of successful preclinical evaluation in the second half of 2004.

LOWER PRIORITY PRODUCTS IN CLINICAL DEVELOPMENT

INS37217 Intranasal (denufosol tetrasodium) for upper respiratory disorders.

Overview. We are developing INS37217 Intranasal (denufosol tetrasodium) as a nasal spray treatment for upper respiratory disorders in which mucociliary clearance is impaired, such as allergic rhinitis, rhinosinusitis, and common cold. These disorders affect millions of people and result in significant morbidity and several million office visits to doctors. To date we have completed four studies of INS37217 Intranasal in healthy volunteers, patients with allergic rhinitis, and individuals with common cold. Although the drug has been well-tolerated, in a recent 630 patient study of allergic rhinitis, INS37217 Intranasal was not superior to placebo. We have discussed the results from the program with several medical experts in the field and are currently considering our future development plans.

INS316 Diagnostic (uridine 5’-triphosphate) to aid in the diagnosis of lung cancer and lung infection.

Overview. INS316 Diagnostic (uridine 5’-triphosphate), a P2Y2 agonist with a short duration of action, is being developed as an acute-use inhaled solution to stimulate enhanced clearance of mucus from the lungs to produce a sputum specimen to aid in the diagnosis of lung cancer. INS316 Diagnostic has been studied in a number of clinical trials and has been shown to increase the amount of sputum produced. In May 2001, we initiated a Phase III clinical trial. Enrollment has been slow and it appears likely that an additional trial will be required for regulatory approval. Therefore enrollment was stopped at approximately 700 of the original enrollment target of 800 patients and the results will be analyzed in the first half of 2004. It is unlikely we will progress further development of this program; however our partner Kirin Brewery Co, Ltd. or Kirin, may continue development. See “—Corporate Collaborations.”

Additional discussion of the costs and expenses associated with all of our research and development programs is discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Years Ended December 31, 2003, 2002 and 2001—Costs and Expenses.”

Corporate Collaborations

Allergan, Inc.—Elestat™

In December 2003, we entered into an agreement with Allergan to co-promote Elestat™ to ophthalmologists, optometrists and allergists in the United States. Elestat™ was approved by the FDA in October 2003 for the prevention of itching associated with allergic conjunctivitis. We will have the primary responsibility for selling, promotional and marketing activities of Elestat™ in the United States and will be responsible for the associated costs. We work with Allergan collaboratively on overall product strategy and management in the United States. Allergan records Elestat™ sales and remains responsible for all other product costs, as well as retaining responsibility for all international marketing and selling activities. Allergan also retains the licensing rights relating to promotion of Elestat™ to prescribers other than ophthalmologists, optometrists and allergists; but we have a right of first refusal to obtain such rights in the event Allergan decides to engage a third party to undertake such activities. We have established a joint commercialization committee with Allergan to coordinate and oversee the broad strategies and promotion and manage the relationship. Allergan is responsible for supply chain management, managed healthcare, customer order processing and regulatory compliance. Under the terms of the agreement, we paid Allergan an up-front payment and Allergan will pay a royalty to us on United States Elestat™ net sales; except in the event that a third party is engaged by Allergan to promote Elestat™ to prescribers outside of our field, in which case we will be paid a proportionate share of United States Elestat™ net sales based upon filled prescriptions written by ophthalmologists, optometrists and allergists. Under the terms of the agreement, we are required to achieve certain performance minimums to receive some or all of the royalty initially contemplated.

The agreement will be in effect until the earlier of: (i) the approval and launch of the first generic epinastine product; or (ii) the approval and launch of the first over-the-counter epinastine product; in each case after expiration of Elestat’s™ listing in the FDA’s publication “Approved Drug Products with Therapeutic Equivalence Evaluations” (generally known as the “Orange Book”). Either Allergan or we may terminate the agreement in the event of a material breach of the agreement by the other or in the event of the other’s insolvency. Allergan can terminate the agreement if we fail to meet a defined minimum of net sales in any given year, or upon a change of control where we become an affiliate of a direct competitor of Allergan’s as that term is defined in the agreement. We can terminate the agreement in the event that Elestat™ is withdrawn from the market for more than ninety days.

Allergan, Inc. – Restasis® and diquafosol

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize diquafosol which included the right to co-promote Restasis® in the United States. In December 2003, at the time we entered into the co-promotion agreement relating to Elestat™, we amended the joint license, development and marketing agreement to reduce the royalty rates that we would receive upon the sale of Restasis®.

Under the terms of the amended agreement, Allergan obtained an exclusive license to develop and commercialize diquafosol worldwide, with the exception of Japan and nine other Asian countries covered by our agreement with Santen. In return, we will receive royalty payments from Allergan on diquafosol and Restasis® net sales, if any, worldwide, excluding most larger Asian markets. In December 2002, Restasis® was approved for sale by the FDA and Allergan launched Restasis® in the United States in April 2003. We will be entitled to receive royalties on net sales of Restasis® beginning April 2004, and have already received milestone payments under this agreement. In the third quarter of 2003, we exercised our right under the Allergan agreement to co-promote diquafosol and Restasis® with Allergan and began promoting Restasis® in January 2004 and will promote diquafosol if and when we receive FDA approval.

We have established a joint development committee with Allergan to oversee the joint development program and a joint commercial committee to establish the brand strategies and manage the relationship. Under the terms of the agreement, we provide bulk active drug substance while diquafosol is in development and Allergan is responsible for obtaining or manufacturing all of its bulk active drug substance requirements and for commercial supply of product.

We are responsible for conducting, in collaboration with Allergan, the Phase III clinical trials for diquafosol for dry eye disease and for United States NDA filing and approval. Allergan is responsible for all other development activities under the agreement, including all development outside the United States and in its territories, and for ex-United States regulatory submissions, filings, and approvals relating to products. Allergan is responsible for all commercial costs except for the cost of our sales force in the United States. Allergan is required to use commercially reasonable efforts to conduct development, seek regulatory approvals and market and sell the products.

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

Santen Pharmaceutical Co., Ltd.

In December 1998, we entered into a Development, License and Supply Agreement with Santen for the development of diquafosol for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Asia. Under the agreement, we granted Santen an exclusive license to market diquafosol for ocular surface diseases in Japan, China, South Korea, the Philippines, Thailand, Vietnam, Taiwan, Singapore, Malaysia and Indonesia.

We established a coordinating committee to review and evaluate Santen’s progress in the development and commercialization of products. Santen is responsible for all development, regulatory submissions, filings and approvals, and all marketing of products. We are obligated to supply Santen with its requirements of diquafosol in bulk drug substance form for all preclinical studies, clinical trials and commercial requirements at agreed-upon prices.

Under the terms of the agreement, we received an up-front equity investment of $1.5 million for shares of our preferred stock in December 1998, that were subsequently converted into shares of our common stock. During 2000, we received a milestone payment under the Santen Agreement of $500,000 based on achievement of a regulatory milestone by Santen. In addition, depending on whether all milestones are met, we could receive additional payments of up to $4.25 million, as well as royalties on net sales of licensed products.

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

Cystic Fibrosis Foundation Therapeutics, Inc.

In October 2002, we entered into a study funding agreement with the CFFT, a non-profit drug development affiliate of the Cystic Fibrosis Foundation, for the funding of a Phase II study in INS37217 Respiratory for the treatment of cystic fibrosis. Under the agreement, the CFFT will provide the majority of funding of external costs for a Phase II trial of INS37217 Respiratory in exchange for post-commercialization development and sales milestone payments. The trial is a Phase II proof-of-concept study whereby predetermined success criteria have been defined. If the success criteria are achieved clinical development will continue, either directly by us or through a mutually acceptable licensee. If the product candidate ultimately receives FDA approval, we would be obligated to pay a development milestone to the CFFT, calculated as a multiple of the trial costs incurred by the CFFT. In addition, we would be obligated to pay a sales milestone if the product candidate achieves a certain aggregate sales volume in the first five years following product approval. The development milestone could exceed $10 million, payable over five years and the sales milestone would be an additional $4 million, payable over two years.

The trial was designed in collaboration with the CFFT and the Therapeutics Development Network. We are working with the Therapeutics Development Network and its coordinating center in conducting the study. The agreement will terminate no later than the expiration of all payment obligations under the agreement. Either the CFFT or we may terminate the agreement if the other materially breaches the agreement.

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

The agreement will terminate on the later of the 10th anniversary of the first commercial sale of the product or the date on which the sale of the product ceases to be covered by a valid claim of any licensed patent under the agreement. Either Kirin or we may terminate the agreement if the other materially breaches the agreement. In addition, Kirin has the right, by giving us 180 days prior notice, to terminate the agreement at any time.

Research and Development

Discovery

Our scientists have specific expertise and proprietary knowledge relating to the design and synthesis of P2 receptor agonists and antagonists, including P2Y2 agonists, P2Y12 antagonists and P2X antagonists. We have invested in state-of-the-art equipment and laboratory space for performing synthetic chemistry, determination of compound structure and receptor location and function identification. Our discovery effort is focused on conducting studies using cell-based scientific tests that measure biological activities caused by stimulation or blocking of P2 receptors, to identify new compounds that specifically and selectively bind to members of the P2 receptor family. These tests enable us to identify agonists and antagonists that act at specific receptor subtypes and demonstrate a level of specificity and activity that merits further investigation. We use data from these tests to design and synthesize compounds specific to each P2 receptor subtype that can be advanced to clinical trials.

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

Additionally, we signed a fee-for-service agreement with Discovery Partners International in August 2002 in our P2 receptor antagonist program. This collaboration allows for efficient and cost-effective synthesis of compounds that may be important in the treatment of various diseases.

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

We use sponsored research agreements to investigate specific biological processes to augment our technology platform. We have sponsored research agreements at major universities. We use contract research organizations for all toxicology and most in vivo studies (studies involving live mammals) required for regulatory submissions, such as IND applications.

Development

After a molecule is determined to be an appropriate product candidate based upon our business strategy, it moves into the development phase of our organization, where extensive testing of both the characteristics of the actual product and the effects it has on humans are conducted. The progression of products through the various stages of development is overseen by the Portfolio Review Committee, a group comprised of the company officers and selected senior staff from the Development and Discovery departments. Our Development function is divided into four functional areas, Pharmaceutical Development, Regulatory Affairs, Clinical Research, and Biostatistics and Data Management

Generally, when a product is judged as ready for human testing, an IND is filed with the FDA allowing us to embark on human testing in the United States. Since 1997, we have filed six INDs for products that were subsequently evaluated in humans. Some of these products have progressed to later phases of development, most notably diquafosol eye drops for dry eye disease, for which an NDA was filed in June 2003. In addition to internal resources, we have many collaborations that allow us to perform development activities with a limited number of staff.

See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Research and Development Expenses.”

Sales and Marketing

To fulfill our role in selling and promoting Elestat™ and Restasis® and launching future products, we hired 64 highly experienced territory managers and 6 regional sales directors to provide us with national sales coverage for our ophthalmic products. Our small, specialty commercial organization will focus its promotional efforts on ophthalmologists, optometrists and allergists. We believe our focused marketing organization and a specialty sales force can effectively address these audiences and effectively co-promote these products. Eye care professionals account for the majority of the dry eye disease prescriptions, and combined with the allergists these specialties prescribe approximately half of the ocular allergies prescriptions. Targeting these medical specialties is an excellent strategic fit for Elestat™ and our dry eye disease products, diquafosol (currently under FDA review) and Restasis®. In addition to our direct field efforts, we intend to heighten the awareness of our products through advertisements in professional journals, targeted direct mail and seminars designed to educate eye care professionals and allergists on the therapeutic areas in which we promote. We expect to experience seasonality in the sale of Elestat™, with a large increase in sales in the spring and a lesser increase during the summer and fall.

In the United States, we are co-promoting Elestat™ and Restasis® and intend to co-promote diquafosol if and when that product candidate receives FDA approval. We co-promote Restasis® in the United States with Allergan, but have primary United States sales and marketing responsibilities for Elestat™. Outside of the United States, we expect diquafosol and any other product candidates that we successfully develop to be commercialized through arrangements or collaborations with third parties, as we do not intend to develop international operations outside of North America. We have not developed commercial plans for our product candidates beyond Elestat™, Restasis® and diquafosol as these plans will be dependent in large part on their market potential and our financial resources. We intend to establish corporate partnering, licensing or other arrangements for the marketing and sale of these products, especially outside of the United States. Accordingly, third parties may have significant control or influence over important aspects of the commercialization of our product candidates, including market identification, marketing methods, pricing, composition and magnitude of sales force and promotional activities. We may have limited control over the amount and timing of resources that a third party devotes to our products.

We feel the establishment of commercial operations provides us with the opportunity and flexibility to market and sell other products we are developing, or products that we may in-license or otherwise acquire and to maximize their commercial value in the United States.

Compliance

We are committed to conducting our business fairly, honestly, ethically and lawfully. We act responsibly and with integrity in our relationships with patients, health care professionals, providers, governments, regulatory entities, customers, suppliers, and vendors.

We have designated a Corporate Compliance Officer who reports to the Chief Executive Officer and Chairman of the Audit Committee of the Board of Directors. The Corporate Compliance Officer is responsible for evaluating potential compliance risks within the company and designing control procedures. This is achieved by conducting audits consistent with implementation of codes, policies and other controls. Areas of control include, but are not limited to, compliance with current Federal and State law, such as Sarbanes-Oxley Act of 2002, U.S. Foreign Corrupt Practices Act of 1977, NASDAQ and National Association of Securities Dealers listing requirements and Securities and Exchange Commission, FDA, and Office of Inspector General regulations. Codes and policies that have been implemented include, but are not limited to, “Code Of Ethics and Conduct Relating to Financial Affairs,” “Code of Business Ethics,” “Whistleblower Policy” and “Code of Conduct: Promotional Interactions with Health Care Professionals.” The Corporate Compliance Officer provides frequent updates to senior management, the Audit Committee of the Board of Directors and to the full Board of Directors.

Manufacturing and Supply

We do not currently engage in, nor do we expect to engage in, the manufacture of bulk active pharmaceutical ingredients, or APIs, for preclinical, clinical or commercial purposes. We rely on a contract manufacturing supply arrangement with a single manufacturer, Yamasa Corporation located in Choshi, Japan, for the development stage production of INS316 Diagnostic, diquafosol and INS37217. We expect that Yamasa will ultimately supply commercial quantities of INS316 Diagnostic, diquafosol and INS37217 for both respiratory and ophthalmic applications. We have already obtained clinical trial grade batches of these compounds from Yamasa and, in addition, they have completed the validation of the manufacturing process for diquafosol. Although we have identified alternative sources for product candidates, we presently depend on Yamasa as the sole manufacturer of our supply of APIs for our product candidates. See “Risk Factors— Reliance on a single party to manufacture and supply either finished product or the bulk APIs for a product or product candidates could adversely affect us.”

In addition to the bulk APIs, our products incorporate pharmacopeial grade excipients such as sodium chloride, sodium hydroxide and hydrochloric acid, all of which are readily available from numerous sources. Many of our clinical trial materials are packaged in unit-dose form-fill-seal vials, which are manufactured by Cardinal Health Pharmaceutical Technologies & Services—Automatic Liquid Packaging of Woodstock, Illinois, but similar vials are also available from other commercial filling and packing companies. In addition to unit-dose vial packaging, we also administer our products as metered-dose nasal sprays and intravitreal injections. The metered-dose nasal pump delivery system is comprised of a plastic bottle manufactured by Createchnic AG of Nuerensdorf, Switzerland and a nasal spray pump manufactured by Pfeiffer GmbH of Radolfzell, Germany. The intravitreal injections have been manufactured by Cardinal Health Pharmaceutical Technologies & Services — SP Pharmaceuticals of Albuquerque, NM and Formatech of Andover, MA using standard glass vials and rubber stoppers. In the case of both the nasal spray and intravitreal injection products, alternate sources of both components and manufacturing sites are available.

We have established a Corporate Quality Assurance and Regulatory Compliance Division to conduct qualification and routine audits of our contract manufacturers. These contract manufacturers are identified in our regulatory agency filings, such as with the FDA, and are subject to Regulatory Agency Inspections. We also attempt to stay informed on the financial condition of contract manufacturers and their status with regulatory agencies. We also maintain an inventory of drug product in order to minimize the risk of material shortage. A prolonged interruption in supply could adversely disrupt our manufacturing plans.

The manufacture of our products and product candidates is based in part on technology that we believe to be proprietary to our contract manufacturers or our collaborative partners. Such manufacturers may not abide by the limitations or confidentiality restrictions in agreements with us. In addition, any such manufacturer may develop process technology related to the manufacture of our compounds that such supplier owns either independently or jointly with us. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have our products manufactured.

Patents and Proprietary Rights

We believe that the proprietary protection of our product candidates, processes and know-how is important to the success of our business. We aggressively file and prosecute patents covering our proprietary technology, and, if warranted, will defend our patents and proprietary technology. As of January 31, 2004, we owned or licensed patent rights consisting of 39 issued United States patents, none of which expire before 2011, and numerous pending applications in the United States and corresponding patents and patent applications in foreign jurisdictions. We seek patent protection for our proprietary technology and products in the United States and Canada and in key commercial European and Asia/Pacific countries and other major commercial sectors of the world, as appropriate. We intend to seek trademark protection in the United States and foreign countries, as appropriate. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

In March 1995, September 1998, and January 2002, we entered into three separate agreements with UNC granting us exclusive worldwide licenses to develop, make, use and sell products based on UNC patented technology relating to the use of P2Y receptor agonists and antagonists for respiratory therapeutics, such as INS365 Respiratory; respiratory diagnostics, such as INS316 Diagnostic; and prevention of platelet aggregation. The term of each of the UNC exclusive licenses is based upon the duration of the patents covered by each of these agreements. The United States government may have limited rights in some of this UNC patented technology. We also entered into a fourth agreement that granted us a non-exclusive worldwide license to use other UNC patented technology as a research tool to identify agonists and antagonists for P2Y receptors. The agreements require us to pay licensing fees upon the attainment of development milestones and royalties on net sales or a share of sublicensing income on products covered by the patents. We are also required to meet due diligence milestones and UNC may terminate the licenses if we fail to do so. In connection with the licenses, we issued to UNC an aggregate of 326,286 shares of our common stock, of which 128,610 shares have been transferred to the inventors of the licensed UNC patented technology. We also entered into consulting agreements with some of the inventors of these technologies, all of whom are from UNC, including Dr. Richard C. Boucher, one of our founders and an Emeritus Board Observer, Dr. M. Jackson Stutts, Dr. Kendall Harden and Dr. Michael Knowles, in which they agreed to consult with us regarding their respective fields of knowledge.

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

Our competitors or potential competitors may have filed for, or have received, United States and foreign patents and may obtain additional patents and proprietary rights relating to compounds, uses and/or processes which may compete with our product candidates. Accordingly, there can be no assurance that our patent applications will result in patents being issued or that, if issued, the claims of the patents will afford protection against competitors with similar technology, nor can we be sure that others will not obtain patents that we would need to license or circumvent in order to practice our inventions.

Competition

Many pharmaceutical companies engage in research and development to commercialize products to treat allergic conjunctivitis, dry eye disease, cystic fibrosis, allergic rhinitis and other diseases that we are researching. We compete with these companies for funding, access to licenses, personnel, third party collaborators and product development. Almost all of these companies have substantially greater financial, marketing, sales, distribution and technical resources and more experience in research and development, clinical trials and regulatory matters, than we do. We are aware of existing palliative treatments that will compete with our products.

We believe that several major pharmaceutical companies have initiated research programs to design P2Y receptor agonists or antagonists. However, we are not aware of any competing P2Y2 receptor agonists that have entered clinical testing. If successfully developed and commercialized, our products will compete with existing therapeutics and any new treatments developed by competitors.

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

There are multiple therapies available to treat or prevent allergic conjunctivitis. The primary brands that Elestat™ will compete with are the antihistamine and mast cell stabilizers and include: Patanol®, Zaditor® and Optivar®. Patanol® currently has the majority of the prescriptions in the allergic conjunctivitis market.

The current prescription and non-prescription treatments for dry eye disease include artificial tear replacement therapy or lubricant eye drops. The FDA approved Restasis® in December of 2002 for patients with dry eye disease whose tear production is presumed to be suppressed due to ocular inflammation. We are aware of the following dye eye disease products in clinical development: 15HETE, by Alcon, Inc.; OPC-12759 (rebamipide), by Otsuka Pharmaceuticals; ProGraf/FK-506, by Fujisawa Healthcare, Inc.; and Androgen Tears, by Allergan.

There are two products approved in the United States specifically for the treatment of cystic fibrosis: Pulmozyme®, an agent designed to break up thickened airway secretions, and TOBI®, an inhaled antibiotic. At least one study has been completed that demonstrated clinical benefit with Zithromax®, an oral antibiotic. Although Zithromax® has not been officially approved for use in cystic fibrosis, it has been added to the treatment regimen in patients with evidence of airway infection.

We are not aware of any other pharmaceuticals treatments available for retinal detachment.

Plavix® is an approved platelet aggregation inhibitor that irreversibly inhibits the P2Y12 receptor on platelets. There are two P2Y12 receptor antagonists in clinical development as platelet aggregation inhibitors. Cangrelor (The Medicines Company) has finished Phase II clinical testing using intravenous administration. AZD6140 (AstraZeneca) is in Phase II clinical testing and is an oral formulation.

The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents. However, we believe our competitive position is enhanced by our commitment to research leading to the discovery and development of new products. Other factors that may help us meet competition include the quality and breadth of our technology platform, the skill of our employees and our ability to recruit and retain skilled employees, our aggressive program of seeking patent protection and our capabilities for early stage research and drug discovery. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, more substantial capital resources than we have and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

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

If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may give us either an approval letter or an approvable letter. An approvable letter will usually contain a number of conditions that must be met, which may include additional testing, in order to secure final approval of the NDA and authorization of commercial marketing of the drug for particular indications. The FDA may refuse to approve the NDA or give us a non-approvable letter, outlining the deficiencies in the submission. If regulatory approval of a product is granted, it will be limited to particular disease states or conditions.

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

Health Care Reform Measures and Third Party Reimbursement

The efforts of governments and third party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been considered in recent years. In addition, an increasing emphasis on managed care in the United States has and will continue to increase pressure on drug pricing. Legislative or regulatory proposals or changes in managed care systems may be adopted that may have a negative effect on our business. The announcement and/or adoption of proposals could have an adverse effect on our ability to earn profits and financial condition. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. These third party payors frequently require that drug companies give them predetermined discounts from list prices, and they are increasingly challenging the prices for medical products and services. Third party payors may not consider products we may bring to the market cost effective and may not reimburse the consumer sufficiently to allow us, and/or our collaborators, to sell our products on a profitable basis.

Employees

As of January 31, 2004, we had 150 full-time and part-time employees. In addition, we utilize interns, outside contractors and consultants as needed. Our future success will depend in large part upon our ability to attract and retain highly qualified personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. Employees are required to execute confidentiality and assignment of intellectual property agreements.

Internet Information

Our internet site is located at www.inspirepharm.com. Copies of our reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports may be accessed from our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission.

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 electronically with the Securities and Exchange Commission, or the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. We have not received marketing approval for any of our products, although we are co-promoting two products with Allergan, and have one product candidate, diquafosol for dry eye disease, under review by the FDA for commercial approval. Although our NDA has been accepted and we have received an approvable letter for diquafosol, the FDA has informed us that an additional clinical study must be conducted to replicate the efficacy that was demonstrated by an earlier clinical trial. There is no guarantee that an additional clinical trial will be successful or that the FDA will approve diquafosol and allow us to begin selling it in the United States. Even if we do receive FDA approval for diquafosol, we and Allergan may not be able to successfully commercialize diquafosol in the United States. We have not applied for marketing approval of diquafosol in any other jurisdiction.

With the exception of our five product candidates in clinical trials, diquafosol, INS37217 Respiratory, INS37217 Ophthalmic, INS37217 Intranasal and INS316 Diagnostic, all of our remaining product candidates are in research or preclinical development. A substantial amount of work will be required to advance these candidates to clinical testing. We will have to conduct significant additional development activities and non-clinical and clinical tests, and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials, as was the case with our INS37217 Intranasal program. Our ongoing clinical studies might be delayed or halted for various reasons, including:

•	The drug is not effective, or physicians think that the drug is not effective;

•	The drug effect is not statistically significant compared to placebo;

•	Patients experience severe side effects during treatment;

•	Patients die during the clinical study because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

•	Patients do not enroll in the studies at the rate we expect;

•	We decide to modify the drug during testing; or

•	We allocate limited financial and other resources to other clinical programs.

The introduction of our products in foreign markets will subject us to foreign regulatory clearances, the receipt of which may be unpredictable and uncertain, and which may impose substantial additional costs and burdens which we or our partners in such foreign markets may be unwilling or unable to pay. As with the FDA, foreign regulatory authorities must be satisfied that adequate evidence of safety, quality, and efficacy of the product has been presented before marketing authorization is granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval. Approval by the FDA does not ensure approval by other regulatory authorities.

Failure to successfully market and commercialize Restasis® and Elestat™ will limit our revenues.

Allergan launched Restasis® in the United States in April 2003. Although we are entitled to receive royalty payments from Allergan on the sales of Restasis® beginning in April 2004, Allergan is primarily responsible for marketing and commercializing Restasis®. Our agreement with Allergan provides, and we have exercised, the right to co-promote Restasis® in the United States. In February 2004, we launched Elestat™ in the United States. Our agreement with Allergan provides that we will have the primary responsibility for selling, promotional and marketing activities related to Elestat™ in the United States. We are required to pay the costs in relation to such activities.

Until our launch of Elestat™ and co-promotion of Restasis®, we had never been involved in the promotion or co-promotion of a product. The commercial success of both Restasis® and Elestat™ will largely depend on the acceptance by eye care professionals, allergists and patients, the launch into other major pharmaceutical markets, ongoing promotional activities, a knowledgeable sales force and adequate market penetration.

Failure to adequately control compliance with all applicable regulations may adversely affect our business.

There are extensive state, federal and foreign regulations applicable to public pharmaceutical companies engaged in the discovery, development and commercialization of medicinal products. There are laws that govern areas including financial controls, testing, manufacturing, labeling, safety, packaging, shipping, distribution and promotion of pharmaceuticals. We have implemented corporate quality, ethics and compliance programs, however we cannot guarantee against all possible transgressions. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions or other restrictions and litigation.

Failure to adequately market and commercialize diquafosol, if approved by the FDA, will limit our revenues.

Although we plan to co-promote our diquafosol product candidate in the event we receive approval from the FDA, Allergan is primarily responsible for marketing diquafosol in the United States and other major, ex-Asia, pharmaceutical markets in the event the FDA, or foreign regulatory authorities, approves such product candidate. If approved by the FDA and other applicable regulatory authorities, the commercial success of diquafosol will largely depend on the scope of the launch into the United States and other major pharmaceutical markets, acceptance by patients and eye care professionals and allergists, ongoing promotional activities, a knowledgeable sales force and adequate market penetration. If diquafosol is not successfully commercialized, our revenues will be adversely affected.

We cannot sell Restasis®, Elestat™ or any of our product candidates if we do not obtain and maintain governmental approvals.

Pharmaceutical companies are subject to heavy regulation by a number of national, state and local agencies, including the FDA. Failure to comply with applicable regulatory requirements could, among other things, result in fines, suspensions of regulatory approvals of products, product recalls, delays in product distribution, marketing and sale, and civil or criminal sanctions.

The manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review, and later discovery of previously unknown problems with a product, manufacturing process or facility may result in restrictions, including withdrawal of the product from the market. The FDA is permitted to revisit and change its prior determinations and it may change its position with regard to the safety or effectiveness of our products. The FDA is authorized to impose post-marketing requirements such as:

•	testing and surveillance to monitor the product and its continued compliance with regulatory requirements;

•	submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot;

•	suspending manufacturing;

•	recalling products; and

•	withdrawing marketing approval.

Even before any formal regulatory action, we, or our collaborative partners, could voluntarily decide to cease distribution and sale or recall any of our products if concerns about safety or effectiveness develop.

In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and if we were to receive correspondence from the FDA alleging these practices we might be required to:

•	incur substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements;

•	change our methods of marketing and selling products;

•	take FDA-mandated corrective action, which could include placing advertisements or sending letters to physicians rescinding previous advertisements or promotion; and

•	disrupt the distribution of products and stop sales until we are in compliance with the FDA’s position.

In recent years, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

If Elestat™ and, to a lesser extent, Restasis® do not gain and sustain market acceptance, our revenues may not be predictable and may not cover our operating expenses.

Our future revenues will depend, in part, upon eye care professionals, allergists and patient acceptance of Elestat™ and, to a lesser extent, Restasis®. Factors that could affect the acceptance of Elestat™ and Restasis® include:

•	Satisfaction with existing alternative therapies;

•	Regulatory approval in other jurisdictions;

•	Perceived efficacy relative to other available therapies;

•	Effectiveness of our sales and marketing efforts;

•	Effectiveness of Allergan’s sales and marketing efforts;

•	Cost of treatment;

•	Pricing and availability of alternative products;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration; and

•	Prevalence and severity of adverse side effects.

We cannot predict the potential long-term patient acceptance of, or the effects of competition and managed health care on, sales of either product.

Because our clinical candidates utilize a new mechanism of action and in some cases there are no regulatory precedents, designing clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any marketing of our products.

To complete successful clinical trials, our candidates must meet the criteria for clinical approval, or endpoints, which we establish in the clinical study. Generally, we will establish these endpoints in consultation with the FDA, following its clinical trial design guidelines on the efficacy, safety and tolerability measures required for approval of products. However, since our product candidates are based on our novel receptor technology, and some of the diseases we are researching do not have products that have been approved by the FDA, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our products for approval. The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in study design, additional data or even further clinical trials before granting approval of our product candidates. We could encounter delays and increased expenses in our clinical trials if the FDA determines that the endpoints established for a clinical trial do not predict a clinical benefit. To the best of our knowledge, no P2Y2 products have received marketing approval from the FDA.

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

While all new compounds require standard regulated phases of testing, the actual type and scope of testing can vary significantly among different product candidates which may result in significant disparities in total costs required to complete the respective development programs.

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

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses exceeded $37.4 million in the fiscal year ended December 31, 2003, $30.3 million in the fiscal year ended December 31, 2002, and $34.0 million in the fiscal year ended December 31, 2001. We anticipate that our operating expenses in 2004 will increase from our 2003 operating expenses to provide for a new clinical trial for diquafosol and greater commercial activities. Our cash, cash equivalents and investments totaled approximately $75.2 million on December 31, 2003. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical studies and undertake commercial sales. Many factors will influence our future capital needs. These factors include:

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

We are relying on the CFFT to fund the majority of the external costs of our Phase II trial for the treatment of cystic fibrosis. In addition, our capital requirements will depend upon:

•	The receipt of royalty payments from Allergan on sales of Elestat™ and Restasis®;

•	The receipt of milestone payments from collaborative agreements;

•	Our ability to obtain approval from the FDA for our first product candidate, diquafosol;

•	Upon any such approval, our ability together with the ability of our marketing partner, Allergan, to generate sufficient sales of diquafosol; and

•	Future potential royalties from Santen and Kirin and payments from future collaborators.

In the event that we do not receive timely regulatory approvals, we may need substantial additional funds to fully develop, manufacture, market and sell all of our other potential products and support our co-promotion efforts. We may seek such additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development and we may not be able to successfully commercialize any product candidate.

Clinical trials may take longer to complete and cost more than we expect, which would adversely affect our ability to commercialize product candidates and achieve profitability.

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

Delays in patient enrollment can result in increased costs and longer development times. Although we started our Phase III clinical trial for INS316 Diagnostic in May 2001, as a result of very slow enrollment, we curtailed enrollment to approximately 700 patients, instead of a previously expected enrollment of at least 800 patients. Following completion of the trial we will analyze the data, but it is unlikely that we will progress the INS316 Diagnostic program beyond the trial. Even if we successfully complete clinical trials, we may not be able to submit any required regulatory submissions in a timely manner and we may not receive regulatory approval for the product candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials we could face increased costs and significant development delays.

We intend to initiate a new study for diquafosol; however, we must first complete the design of the study protocol in consultation with the FDA to ensure the study design is acceptable.

We conduct clinical trials in different countries around the world and are subject to the risks and uncertainties of doing business internationally. Disruptions in communication and transportation, changes in governmental policies, civil unrest and currency exchange rates may affect the time and costs required to complete clinical trials in other countries.

Changes in regulatory policy or new regulations could also result in delays or rejection of our applications for approval of our product candidates. Product candidates designed as “fast track” products by the FDA may not continue to qualify for expedited review. Even if some of our product candidates receive “fast track” designation, the FDA may not approve them at all or any sooner than other product candidates that do not qualify for expedited review.

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

The market price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding our NDA or foreign regulatory equivalent submissions;

•	Announcements made by us concerning results of our clinical trials with diquafosol, INS37217 Respiratory, INS37217 Ophthalmic, INS37217 Intranasal, INS316 Diagnostic and any other product candidates;

•	Market acceptance and market share of products we co-promote;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators, including our agreements with Allergan, Santen and Kirin;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	Terrorist attacks;

•	Military actions; and

•	Litigation.

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

We have experienced significant losses since inception. We incurred net losses of $31.4 million for the year ended December 31, 2003, $24.7 million for the year ended December 31, 2002, and $23.1 million for the year ended December 31, 2001. As of December 31, 2003, our accumulated deficit was approximately $127.1 million. We expect to incur additional significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

•	Timing of regulatory approvals and commercial sales of our product candidates and any co-promotion products;

•	The level of patient demand for our products and any licensed products;

•	Timing of payments to and from licensors and corporate partners;

•	Timing of investments in new technologies and commercial capability; and

•	Commercialization activities to support co-promotion efforts.

To achieve and sustain profitable operations, we must, alone or with others, develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell our products. The time frame necessary to achieve market success is long and uncertain. We do not expect to generate revenues from sales of our products or any licensed products until the first quarter of 2004. We may not generate sufficient product revenues to become profitable or to sustain profitability. If the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business.

If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations, UNC may terminate our agreements with them.

Our INS316 Diagnostic clinical development program depends on two exclusive licenses and one non-exclusive license from UNC. We also hold licenses for INS365 for respiratory diseases and a P2Y12 receptor program for a cardiovascular indication. If we fail to meet performance milestones relating to the timing of regulatory filings or pay the minimum annual payments under our respective UNC licenses, UNC may terminate the applicable license. The termination of one or more of these license agreements will prohibit us from completing the development of INS316 Diagnostic and adversely effect any programs in our pipeline based on the technology licensed from UNC. In addition, if UNC were to re-license some or all of the technologies currently covered by our licenses, competitors could develop products that compete with ours.

In addition, it may be necessary in the future for us to obtain additional licenses from UNC or other third parties to develop future commercial opportunities or to avoid infringement of third party patents. We do not know the terms on which such licenses may be available, if at all.

Reliance on a single party to manufacture and supply either finished product or the bulk APIs for a product or product candidates could adversely affect us.

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of Elestat™ and Restasis®. We understand that in each case Allergan relies upon an arrangement with a single third party for the manufacture and supply of APIs and then Allergan completes the manufacturing process to yield finished product. In the event such third party was unable to supply Allergan, or Allergan was unable to complete the manufacturing cycle, sales of the product could be adversely impacted, which would result in a reduction in any royalties received under our agreements with Allergan.

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs of our product candidates for purposes of preclinical testing and clinical trials. While we have used several different suppliers for INS316 Diagnostic, we currently rely on Yamasa Corporation for its production. We presently also depend upon Yamasa as the sole manufacturer of our supply of APIs for our other product candidates and intend to contract with Yamasa, as necessary, for commercial scale manufacturing of our products where we are responsible for such activities. In the case of diquafosol, Allergan will purchase commercial quantities of bulk APIs from Yamasa. Although we have identified alternate sources for these supplies, it would be time consuming and costly to qualify these sources. Under our current agreements, either Yamasa or we may terminate our supply arrangement, without cause, by giving 180 days prior notice. If Yamasa were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

If we are unable to contract with third parties for the synthesis of APIs required for preclinical testing, for the manufacture of drug products for clinical trials, or for the large-scale manufacture of any approved products, we may be unable to develop or commercialize our drug products.

We have no experience or capabilities to conduct the large-scale manufacture of any of our drug substance candidates and no capabilities to manufacture any pharmaceutical drug products. We do not currently expect to engage directly in the manufacturing of drug substance or drug products, but instead intend to contract with third parties to accomplish these tasks. With the exception of Santen, for which we are required to supply bulk active pharmaceutical ingredient, all of our partners are responsible for making their own arrangements for the manufacture of drug products, including arranging for the manufacture of bulk active pharmaceutical ingredient. Our dependence upon third parties for the manufacture of both drug substance and finished drug products that remain unpartnered may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our revenues. If we, or our partners, are unable to engage or retain third party manufacturers on commercially acceptable terms, our products may not be commercialized as planned. Our strategy of relying on third parties for manufacturing capabilities presents the following risks:

•	The manufacturing processes for most of our active pharmaceutical ingredients have not been validated at the scale required for commercial sales;

•	Delays in scale-up to commercial quantities and any change at the site of manufacture could delay clinical studies, regulatory submissions and ultimately the commercialization of our products;

•	Manufacturers of our products are subject to the FDA’s current good manufacturing practices regulations, and similar foreign standards that apply, and we do not necessarily have full control over compliance with these regulations by third party manufacturers;

•	If we need to change manufacturers, the FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturers would have to be educated in the processes necessary for the production of our product candidates;

•	Without satisfactory long-term agreements with manufacturers, we will not be able to develop or commercialize our product candidates as planned or at all;

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates; and

•	If we are unable to engage or retain an acceptable third party manufacturer for any of our product candidates, we would either have to develop our own manufacturing capabilities or delay the development of such product candidate.

Our dependence on collaborative relationships may lead to delays in product development, lost revenues and disputes over rights to technology.

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have development collaborations with Santen and Kirin and development and commercialization collaborations with Allergan. The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Kirin has the right to terminate our license agreement, without cause, by giving us 180 days prior notice or, if we breach the agreement, Kirin may terminate immediately, if we fail to: (i) cure the breach, within 60 days of notice of the breach; or (ii) if such breach cannot be cured within 60 days, commence diligent efforts to cure the breach. Allergan and Santen may immediately terminate their agreements with us if we breach the applicable agreement and fail to cure the breach within sixty (60) days of being notified of such breach. If we materially breach our co-promotion agreement with Allergan for Elestat™, Allergan has the right to terminate the agreement upon ninety (90) days written notice if we fail to cure the breach within that ninety (90) day period. If we do not maintain the Allergan, Santen or Kirin collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us.

Our current or any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market products on our own in all global markets. As a result, we will continue to depend on collaborators and contractors for the preclinical study and clinical development of therapeutic products and for manufacturing and marketing of products which result from our technology. Our agreements with collaborators typically allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the preclinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our research programs.

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

In addition, most of our competitors have greater experience than we do in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market products. Drugs resulting from our research and development efforts, or from our joint efforts with our collaborative partners, may not compete successfully with competitors’ existing products or products under development.

Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. Academic and government institutions have become increasingly aware of the commercial value of their research findings and are more likely to enter into exclusive licensing agreements with commercial enterprises to market commercial products. Many of our competitors have far greater resources than we do and may be better able to afford larger license fees and milestones attractive to those institutions. Our competitors may also develop technologies and drugs that are safer, more effective, or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. Current products marketed to treat cystic fibrosis include Pulmozyme® and TOBI®. Primary treatments for dry eye disease currently involve over-the-counter artificial tear replacement drops, punctual plugs and Restasis®. Current treatments for allergic conjunctivitis include antihistamines such as Patanol®, Zaditor® and Optivar®, as well as mast cell stabilizers. Current treatments for colds, allergic rhinitis and rhinosinusitis include antihistamines, antibiotics, decongestants and anti-inflammatory steroids, such as Flonase® and Nasonex®. In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete.

We will rely substantially on third parties to market, distribute and sell our products and those third parties may not perform.

We have developed a commercialization organization to co-promote Elestat™ and Restasis®, but we are dependent on Allergan, or other experienced third parties, to perform or assist us in the marketing, distribution or sale of these products and our product candidates. In addition, we may not identify acceptable partners or enter into favorable agreements with them for our other product candidates. If third parties do not successfully carry out their contractual duties, meet expected sales goals, maximize the commercial potential of our products, we may be required to hire or expand our own staff and sales force. If Allergan, or other third parties do not perform, or assist us in performing, these functions, it could have an adverse effect on our operations.

We have had limited experience in sales, marketing or distribution of products.

We have recently established a sales force to market and distribute Elestat™, Restasis® and other potential products. Although the members of our sales force have had experience in sales with other companies, we have never had a sales force and may undergo difficulties maintaining the sales force. We have incurred substantial expenses in establishing the sales force, including substantial additional expenses for the training and management of personnel, and the infrastructure to enable the sales force to be effective. We expect to continue to incur substantial expenses in the future. The costs of maintaining our sales force may exceed our product revenues. We compete with many companies that currently have extensive and well-funded marketing and sales operations. Many of these competing companies have had substantially more experience in, and financial resources for sales, marketing and distribution. Our selling and marketing efforts may be unsuccessful.

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

Even if regulatory authorities approve our product candidates, those products may not be commercially successful. Acceptance of and demand for our products will depend largely on the following:

•	Acceptance by physicians and patients of our products as safe and effective therapies;

•	Reimbursement of drug and treatment costs by third party payors;

•	Safety, effectiveness and pricing of alternative products; and

•	Prevalence and severity of side effects associated with our products.

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering the products. INS37217 Intranasal is administered as a nasal spray. Some patients may find the spray difficult to administer. We intend that diquafosol for the treatment of dry eye disease will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in their licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. INS37217 Ophthalmic is administered through an intravitreal injection. It may be beneficial to patients to a have a sustained delivery device. We have not yet established a plan for a sustained delivery device for certain indications such as for chronic use. Similar challenges exist in identifying and perfecting convenient methods of administration for our other product candidates.

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

Our commercial insurance and umbrella policies include limited coverage designated for pollutant clean-up and removal and limited general liability coverage per occurrence and in the aggregate. The cost of these policies is significant and there can be no assurance that we will be able to maintain these policies or that coverage amounts will be sufficient to insure potential losses.

Use of our products may result in product liability claims for which we may not have adequate insurance coverage.

Clinical trials or manufacturing, marketing and sale of our potential products may expose us to liability claims from the use of those products. Although we carry clinical trial liability insurance and product liability insurance, we, or our collaborators, may not maintain sufficient insurance. If our insurance is insufficient, we do not have the financial resources to self-insure and it is unlikely that we will have these financial resources in the foreseeable future. If we are unable to protect against potential product liability claims adequately, we may find it difficult or impossible to continue to co-promote our products, or to commercialize the products we develop. If claims or losses exceed our liability insurance coverage, we may go out of business.

Our existing directors, executive officers and principal stockholders hold a substantial amount of our common stock and may be able to prevent other stockholders from influencing significant corporate decisions.

As of January 31, 2004, our directors, executive officers and current 5% stockholders and their affiliates beneficially own over 24% of our outstanding common stock. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	Our merger with or into another company;

•	A sale of substantially all of our assets; and

•	Amendments to our amended and restated certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales by stockholders into the public market may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2004, there were 31,872,922 shares of common stock outstanding. Of these outstanding shares of common stock, 12,075,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”), unless purchased by our “affiliates.” Up to 6,428,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or may be, issued pursuant to our stock option plan. These shares have been registered pursuant to a registration statement on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

As of January 31, 2004, there were outstanding options, which were exercisable to purchase 1,965,931 shares of our common stock, and outstanding warrants, which were exercisable to purchase 285,092 shares of our common stock. This amount combined with the total common stock outstanding at January 31, 2004 is 34,123,945 shares of common stock.

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

FORWARD LOOKING INFORMATION

This annual report on Form 10-K, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by any forward-looking statements, including, without limitation, the risk factors listed above and other factors presented throughout this annual report and any other documents filed by us with the Securities and Exchange Commission.

Item 2. Properties.

We lease contiguous administrative and laboratory facilities that comprise approximately 32,000 square feet in Durham, North Carolina, which is adjacent to the Research Triangle Park. The various leases underlying our facilities expire in July 2005 through November 2006 and are renewable. We believe our facilities will be adequate to meet our operational needs through July 2005 when certain of our leases expire.

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

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

Our common stock has been traded on the Nasdaq National Market under the symbol “ISPH” since August 3, 2000. The following table sets forth, for the calendar periods indicated, the range of high and low closing sale prices for our common stock on the Nasdaq National Market:

2002	High	Low
First Quarter	$16.29	$2.01
Second Quarter	$4.50	$2.05
Third Quarter	$4.20	$2.86
Fourth Quarter	$9.79	$2.71

2003	High	Low
First Quarter	$15.67	$9.26
Second Quarter	$16.15	$10.80
Third Quarter	$18.37	$10.66
Fourth Quarter	$21.16	$13.14

As of January 30, 2004, there were 78 record stockholders and over 2,000 beneficial stockholders of our common stock. On January 30, 2004, the last sale price reported on the Nasdaq National Market for our common stock was $13.00 per share.

We have not paid or declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future. Any earnings that we may realize will be retained to finance our growth.

Item 6. Selected Financial Data.

The selected statement of operations data and balance sheet data with respect to the years ended December 31, 2003, 2002, 2001, 2000 and 1999 set forth below are derived from our financial statements which have been audited by PricewaterhouseCoopers LLP, independent auditors. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below, and our financial statements and the notes thereto contained in Item 8 below. Historical results are not necessarily indicative of our future results.

	(in thousands, except per share amounts)
	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue	$5,200	$4,883	$7,285	$5,368	$1,104

Operating expenses:
Research and development	27,631	25,229	28,193	16,354	7,694
Selling and marketing	2,838	60	124	—	—
General and administrative	7,002	5,091	5,758	3,730	2,411

Total operating expenses	37,471	30,380	34,075	20,084	10,105

Loss from operations	(32,271)	(25,497)	(26,790)	(14,716)	(9,001)
Other income, net	876	804	3,655	1,126	127

Loss before provision for income taxes	(31,395)	(24,693)	(23,135)	(13,590)	(8,874)
Provision for income taxes	—	—	—	400	60

Net loss	(31,395)	(24,693)	(23,135)	(13,990)	(8,934)
Preferred stock dividends	—	—	—	(594)	(62)

Net loss available to common stockholders	$(31,395)	$(24,693)	$(23,135)	$(14,584)	$(8,996)

Net loss per common share—basic and diluted	$(1.03)	$(0.96)	$(0.90)	$(1.23)	$(3.75)

Common shares used in computing weighted average common shares outstanding—basic and diluted	30,526	25,821	25,702	11,871	2,401

	(in thousands)
	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$34,324	$27,128	$29,959	$35,109	$22,728
Investments	40,842	4,501	27,895	44,026	—
Total assets	79,678	33,564	60,087	82,993	25,620
Capital lease obligations, including current portion	1,084	505	901	812	543
Deferred revenue	—	2,200	4,083	6,368	7,736
Convertible preferred stock	—	—	—	—	45,895
Common stock	32	26	26	26	2
Accumulated deficit during development stage	(127,094)	(95,699)	(71,006)	(47,871)	(33,287)
Total stockholders’ equity	71,052	28,998	52,595	74,505	16,034

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition associated with our product candidates, use of hazardous materials and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward looking statements. Forward looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Risk Factors.” Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our operating expenses are difficult to predict and will depend on several factors. Development expenses, including expenses for drug synthesis and manufacturing, preclinical testing and clinical research activities, will depend on the ongoing requirements of our drug development programs, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of development expenses in part by accelerating or decelerating preclinical testing, other discovery and basic research activities and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have begun to incur significant selling and marketing expenses to successfully commercialize our products. Once again, management may in some cases be able to control the timing of these expenses, but many of these expenditures will occur irrespective of the commercial success of our products, at least initially. As a result of these factors, we believe that period to period comparisons are not necessarily meaningful and you should not rely on them as an indication of future performance. Due to all of the foregoing factors, it is possible that our consolidated operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of our common stock could be materially adversely affected.

Overview

We are a biopharmaceutical company dedicated to discovering, developing and commercializing prescription products in disease areas with significant commercial markets and unmet medical needs. Our primary focus is in the ophthalmic and respiratory therapeutic areas where we have significant expertise. Our ophthalmic products and product candidates are concentrated in the allergic conjunctivitis, dry eye disease and retinal detachment indications. We are working on respiratory product candidates for the treatment of cystic fibrosis and upper respiratory disorders.

We have acquired the rights to market Elestat™ and Restasis® in the United States under co-promotion agreements with Allergan and we receive royalty payments based upon net sales of these products. We have five product candidates in various stages of clinical development and one product candidate identified in preclinical development for which we expect to file an IND. Our product candidates in clinical trials are based on proprietary technology relating to specific receptors known as P2 receptors. Our lead product candidates are P2Y2 receptor agonists that target ophthalmology, allergy and respiratory conditions and diseases where current treatments are not adequate. We have begun to apply our expertise to other applications of P2 receptor subtypes as well as advancing several non-P2Y programs.

We were incorporated in October 1993 and commenced operations in March 1995 following our first substantial financing and licensing of the initial technology from UNC. Since that time, we have been engaged in the discovery and development of novel pharmaceutical products, and more recently, in the co-promotion of products. We are located in Durham, North Carolina, adjacent to the Research Triangle Park.

To date, we have not derived any revenue from product sales; although, we expect to have royalty revenue from product sales in our first quarter 2004 financial results. As of December 31, 2003, our revenues have consisted of payments under various corporate partnerships. We have recently built a commercial organization, including a small, specialty sales force, and began marketing Elestat™ for allergic conjunctivitis and Restasis® for dry eye disease in the first quarter of 2004. We will be receiving a royalty on net sales of both of these products under the terms of our collaboration agreements in which we co-promote these products in the United States with Allergan. We have historically devoted substantially all of our efforts to discovery and clinical development of our product candidates as well as establishing strategic partnerships for the development and commercialization of our products when approved.

On June 27, 2003, we submitted an NDA to the FDA and we were notified that our NDA was granted a “priority review” on July 31, 2003. On December 19, 2003, we received an approvable letter from the FDA. In January 2004, we met with the FDA to discuss the additional clinical study which they requested. Based upon this discussion, we now have a clear understanding of the FDA’s additional requirement for the regulatory approval of diquafosol and are working closely with them to develop a protocol for a new Phase III clinical study. We intend to initiate and begin enrollment in a confirmatory Phase III trial in early 2004. In addition, we are assisting Allergan in a European regulatory submission that will seek approval of the right to commercialize diquafosol for dry eye disease in the European Union. Submission of this application is expected in the second half of 2004.

We have incurred significant operating losses since our inception and, as of December 31, 2003, we had an accumulated deficit of $127.1 million. We expect to incur losses for the next several years. We have financed our operations through proceeds received from the sale of equity securities including private sales of preferred stock, the sale of common stock in our initial public offering, an additional public offering of common stock in March 2003, as well as revenues received under corporate collaborations. We operate in a single business segment and do not have any foreign operations.

In December 2003, we entered into an agreement with Allergan to co-promote Elestat™ in the United States. Allergan records all product sales and retains all product costs and licensing rights, with the exception of primary selling, promotional and marketing activities in the United States which will be our responsibility. Under the terms of the agreement, we paid Allergan an up-front payment and Allergan will pay a royalty to us on United States Elestat™ net sales.

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize diquafosol which included the right to co-promote Restasis® in the United States, and amended this agreement in December 2003. Under the terms of this agreement, we have received up-front and milestone payments of $11 million and may receive up to an additional $28 million in milestone payments assuming the successful completion of all remaining diquafosol milestones. In addition, we had the ability to co-promote Restasis® and diquafosol and exercised this right in the third quarter of 2003. Restasis® received FDA approval and we began co-promotion activities in January 2004. Allergan records all product sales and retains all product costs and licensing rights with the exception of costs for our domestic sales force which is our responsibility. We are to receive royalty revenue based upon Restasis® net sales and diquafosol royalty revenue for worldwide, except Asia, net sales if and when the product candidate is approved by regulatory agencies. We will begin to receive royalty revenue on Restasis® net sales in April 2004.

In October 2002, we entered into a study funding agreement with the CFFT in which they agreed to fund the majority of the external costs of a Phase II trial for the treatment of cystic fibrosis in exchange for a milestone payment upon FDA approval, and the possibility of a sales milestone upon the commercialization and the achievement of a certain aggregate sales volume in the first five years following product approval. In the event of FDA approval, we are obligated to pay, over a period of five years, a development milestone to the CFFT equal to a multiple of the trial costs incurred by the CFFT, which could exceed $10 million. Additionally, in the event aggregate sales of the product exceed a certain level, we are obligated to pay the CFFT an additional $4 million sales milestone, payable over two years.

In December 1998, we entered into a Development, License and Supply Agreement with Santen for the development of diquafosol for the therapeutic treatment of ocular surface diseases. We are obligated to supply Santen with its requirements of diquafosol in bulk drug substance form for all preclinical studies, clinical trials and commercial requirements at agreed-upon prices. Under the agreement, we received an up-front equity investment of $1.5 million for shares of our stock and a milestone payment of $500,000. In addition, if all milestones are met, we could receive additional payments of up to $4.25 million, as well as royalties on net sales of licensed products. Santen is developing diquafosol in Japan and nine other Asian countries, and is currently in Phase II clinical trials.

Critical Accounting Policies and Estimates

Our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principals, require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis as the situation changes, and regularly discuss financial events, policies, and issues with members of our audit committee and our independent auditors. We routinely evaluate our estimates and policies regarding revenue recognition, taxes and clinical trial, preclinical/toxicology and manufacturing liabilities.

Revenue Recognition

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. Non-refundable fees received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon achievement of development milestones by us or our collaborative partners. We recognize milestone payments as revenues ratably over the remaining period of our research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that we have fulfilled our research and development commitment. This period is based on estimates by management and the progress towards milestones in our collaborative agreements. The estimate is subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause our revenue to fluctuate from period to period.

Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $55.6 million as of December 31, 2003, due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

Liabilities

We generally enter into contractual agreements with third party vendors to provide clinical, preclinical/toxicology, manufacturing and other services in the ordinary course of business. Many of these contracts are subject to milestone-based invoicing and the contract could be conducted over an extended period of time. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. Because of the nature of contracts and related delay in the contract’s invoicing, the obligation to these vendors may be based upon management’s estimate of the underlying obligation. In all cases, actual results may differ from our estimates.

Impact of Inflation

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our cost of operation or the profitability of our products when marketed.

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

Revenues

Our revenues for the year ended December 31, 2003 were $5.2 million, compared to $4.9 million in 2002, and $7.3 million in 2001. Revenues in each year were derived primarily from collaborative research and development agreements with strategic partners. Milestone payments from our collaborative partners are recognized over the period of ongoing research and development commitment under the applicable collaborative agreement. Fluctuations in revenue between the periods relate to the timing and magnitude of milestone payments and amortization of deferred revenue recognized under our collaborative agreements.

The increase in 2003 revenues, as compared to 2002, relates to the achievement of a milestone payment with our strategic partner Allergan. The decrease in 2002 revenues, as compared to 2001, relates primarily to the termination of our collaborative agreements with Genentech, Inc. and Kissei Pharmaceutical Co., Ltd., which resulted in no revenue related to these agreements being recorded in 2002. We expect to generate royalty revenue on Elestat™ in the first quarter of 2004 and Restasis®

royalty revenue in the second quarter of 2004, but do not expect this revenue to exceed our 2004 operating expenses. Our future revenue will depend on whether we enter into additional collaboration agreements, achieve milestones under existing or future collaboration agreements, regulatory approvals, commercialization of our product candidates and net sales of Restasis® and Elestat™.

Costs and Expenses

Research and Development Expenses

Research and development expenses for the year ended December 31, 2003 were $27.6 million, compared to $25.2 million in 2002 and $28.2 million in 2001. Research and development expenses vary according to the number of programs in preclinical and clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs, due to the length of the trial and the number of patients enrolled in later stage clinical trials.

The increase in 2003 expenses, as compared to 2002, relates to increased spending on our clinical programs, particularly our INS37217 Intranasal program, in which we completed a Phase III study in perennial allergic rhinitis in 2003, and our INS37217 Ophthalmic program. Also in October 2002, we entered into a research and development agreement with the CFFT, whereby the majority of the expenses for a Phase II INS37217 Respiratory proof-of-concept clinical trial are funded by the CFFT, but we also record the corresponding expenses and liabilities as the CFFT incurs these costs. The majority of the costs associated with this trial have been incurred in 2003. If we receive FDA approval for INS37217 Respiratory for the treatment of cystic fibrosis, we will be obligated to pay a development milestone, and possibly a sales milestone, to the CFFT. If we do not receive FDA approval, we will have no financial obligation to the CFFT, including the Phase II clinical trial costs the CFFT is currently funding on our behalf. As of December 31, 2003, we have recorded approximately $1.3 million of contingent liabilities associated with this agreement.

The decrease in research and development expenses in 2002, as compared to 2001, was due to our efforts to focus our resources on our higher priority clinical programs in the ophthalmology and respiratory areas, whereby we reduced the number of high priority clinical programs from six to four and reduced “Other discovery and development costs” by decreasing the magnitude of preclinical and early stage clinical research and development programs between the two years.

Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research and clinical trial insurance, license fees and other fees and costs related to the development of product candidates.

Our research and development expenses for the years ended December 31, 2003, 2002, 2001 and from the project’s inception are shown below (in thousands).

	Year ended December 31,						Cumulative from Inception (October 28, 1993) to December 31, 2003%
	2003	%	2002	%	2001	%
INS37217 Intranasal (denufosol tetrasodium)	$6,723	24	$4,471	18	$948	3	$12,159	10
diquafosol tetrasodium (INS365)	5,896	21	7,420	29	12,414	44	28,911	23
INS37217 Respiratory (denufosol tetrasodium)	3,146	12	2,962	12	930	3	8,753	7
INS316 Diagnostic (uridine 5’-triphosphate)	2,873	10	2,423	10	1,673	6	8,077	7
INS37217 Ophthalmic (denufosol tetrasodium)	1,365	5	401	1	764	3	3,489	3
Other discovery and development costs(1)	7,628	28	7,552	30	11,464	41	61,623	50

Total	$27,631	100	$25,229	100	$28,193	100	$123,012	100

(1)	Other discovery and development costs represent all unallocated research and development costs or those costs allocated to preclinical projects. These costs include personnel costs of our discovery programs, internal and external general research costs and other internal and external costs of other drug discovery and development programs.

Our future research and development expenses will depend on the results and magnitude of our clinical, preclinical and discovery activities and requirements imposed by regulatory agencies. Accordingly, our development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to product candidates, our development expenses may fluctuate significantly from prior periods.

Selling and Marketing Expenses

Selling and marketing costs for the year ended December 31, 2003 were $2.8 million, compared to $60,000 in 2002 and $124,000 in 2001. The increase in selling and marketing expenses in 2003, as compared to 2002, resulted from increases in personnel and other administrative costs from building our sales and marketing infrastructure for the co-promotion of Elestat™ and Restasis®.

In December 2003, we began hiring 64 territory managers and 6 regional sales directors to provide us with national sales coverage for our ophthalmic products. Our commercial organization will focus its promotional efforts on ophthalmologists, optometrists and allergists. The decrease in 2002 expenses, as compared to 2001, resulted from lower personnel costs in 2002. Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect our sales and marketing expenses to increase in 2004 when the building of our commercial infrastructure is complete and we begin to co-promote Restasis® and Elestat™. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches. We also expect to experience seasonality in the sale of Elestat™, with a large increase in sales in the spring and a lesser increase during the summer and fall.

General and Administrative Expenses

General and administrative costs for the year ended December 31, 2003 were $7.0 million, compared to $5.1 million in 2002 and $5.8 million in 2001. Our general and administrative expenses consist primarily of personnel and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality assurance, facilities and information systems. The increase in 2003 general and administrative expenses is primarily due to our increased development activities, building a sales and marketing infrastructure, and overall corporate growth as we prepared for the co-promotion of Restasis® and Elestat™. The decrease in general and administrative expenses in 2002, as compared to 2001, resulted from our efforts to focus our resources on our higher priority clinical programs in the ophthalmic and respiratory areas. By focusing our clinical efforts, we were able to reduce the corporate and administrative efforts needed to support the company. The decreases occurred primarily in personnel costs and additional professional services, including legal and public relation expense. Future general and administrative expenses will depend on the level of our future development and commercialization activities.

Other Income (Expense)

Other income, net totaled $876,000 for the year ended December 31, 2003, compared to $804,000 for 2002 and $3.7 million for 2001. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt obligations. The increase in 2003 other income, as compared to 2002, represents larger interest income earned on higher average cash and investment balances offset by interest expense and increased losses on our investments, including a write-down on our strategic investment in Parion Sciences, Inc. The decrease in 2002 other income, as compared to 2001, resulted from lower interest income earned on smaller cash balances than in 2001. Future other income will depend on our future cash and investment balances, the return on these investments, as well as levels of debt and the associated interest rates.

Liquidity and Capital Resources

We have financed our operations through the sale of equity securities, including private sales of preferred stock, the sale of common stock in our initial public offering and an additional public offering in March 2003.

At December 31, 2003, we had net working capital of $66.2 million, an increase of approximately $38.6 million from $27.6 million at December 31, 2002. The increase in working capital is principally due to our successful offering of common stock in March 2003, offset by the use of funds for our normal operating expenses. In March 2003, we completed the sale of 5.75 million shares of common stock (including the full exercise of the underwriters’ over-allotment option) in a public offering at $13.50 per share. The total net proceeds, after deducting offering costs, were $72.6 million. Our principal sources of liquidity at December 31, 2003 were $34.3 million in cash and cash equivalents, $40.1 million in investments which are considered “available-for-sale,” $0.5 million of restricted deposits and $0.2 million of strategic corporate investments, reflecting a $43.5 million increase of cash, cash equivalents and investment balances over those at December 31, 2002.

Our working capital requirements may fluctuate in future periods depending on many factors, including: the efficiency of manufacturing processes developed on our behalf by third parties; the magnitude, scope and timing of our drug development programs; the cost, timing and outcome of regulatory reviews and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue, the commercial potential of our products and product candidates; and the potential expansion of facility space. We believe that our existing cash, cash equivalents and investments will be adequate to satisfy our anticipated working capital requirements through the second quarter of 2005. We are targeting 2004 operating expenses of $54-58 million. However, we expect that we will be required to raise additional capital to fund our future operations through equity or debt financings or from other sources. Additional funding may not be available on favorable terms from any of these sources or at all. Our ability to achieve our operating expense target range is subject to several risks including unanticipated cost overruns, the need to expand the magnitude of scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates and other factors described under the caption “Risk Factors” elsewhere in this Form 10-K.

We expect to generate royalty revenue on Elestat™ in the first quarter of 2004 and Restasis® royalty revenue in the second quarter of 2004, but do not expect this revenue to exceed our 2004 operating expenses.

As part of our drug development strategy, we outsource significant amounts of our preclinical and clinical programs and the manufacture of drug substance used in those programs. Accordingly, we have entered into contractual commitments or purchase arrangements with various clinical research organizations, manufacturers of active pharmaceutical ingredients and drug product and others. The amount of our financial commitments under these arrangements totaled approximately $2.1 million at December 31, 2003. In addition, we have other contractual commitments outside of drug development under arrangements which totaled approximately $1.9 million at December 31, 2003. These amounts may vary dependent upon the results of underlying studies, the completion of studies and/or projects and certain other variable components that may yield a result that differs from management’s estimate. Also, at December 31, 2003, we have future contractual commitments to pay $3.6 million of lease obligations for our administrative offices, laboratory facilities and equipment, and $277,000 of corporate debt obligations. Our existing license, collaboration and sponsored research agreements may require future cash payments. In the aggregate, these agreements may require payments of up to $12.4 million assuming the achievement of all development milestones, up to $4.0 million assuming the achievement of all sales milestones and up to $200,000 assuming the achievement of all research milestones. Amounts payable by us under these agreements are uncertain and are contingent on a number of factors, including the progress of our discovery and drug development programs, our ability to obtain regulatory approvals, and the commercial success of our approved products. Additionally, we are obligated to pay royalties on net sales, if any, of certain product candidates currently in our portfolio. Some of our license agreements require minimum annual license preservation fees under our existing license agreements ranging from $5,000 to $10,000. In addition, if we obtain licenses on additional product candidates in the future, or if our collaborative arrangements identify additional product candidates, our license obligations would increase.

Subject to the information and qualifications included in the above paragraph, as of December 31, 2003, our contractual obligations are as follows (in thousands):

Contractual and Potential Obligations	Payment due by period
	Total	Less than 1 year	1-2 years	3-5 years	More than 5 years
Debt Obligations	$290	$290	$—	$—	$—
Capital Lease Obligations	917	365	358	194	—
Operating Lease Obligations	2,726	810	1,462	454	—
Purchase Obligations	4,023	3,420	603	—	—
Minimum Annual Payments	90	15	30	30	15
Research Milestone Obligations	200	200	—	—	—
Development Milestone Obligations	12,360	—	—	—	12,360
Sales Milestone Obligations	4,000	—	—	—	4,000

Total	$24,606	$5,100	$2,453	$678	$16,375

Impact of Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends Accounting Principles Board Opinion, or APB, No. 28 to require disclosure about those effects in interim financial information. The provisions of SFAS No. 148 are required to be applied to fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, or FIN No. 46, “Consolidation of Variable Interest Entities,” which requires the assets, liabilities and results of operations of variable interest entities, or VIE, be consolidated into the financial statements of the company that has controlling financial interest. FIN No. 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. We adopted these provisions, as required, with respect to VIEs created after January 31, 2003. The effective date for applying the provisions of FIN No. 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003 has been deferred and will be effective as of March 31, 2004 except for interests in special purpose entities. We do not have interests in special purpose entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of debt and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies the obligation of the issuer. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity. The adoption of SFAS No. 150 did not have a significant impact on our financial position or results of operations.

In December 2003, the FASB revised SFAS No. 132-R “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132-R revises employer’s disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87 “Employers’ Accounting for Pensions,” SFAS No. 88 “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” This revision retains the disclosure requirements contained in the original SFAS No. 132 and provides additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of SFAS No. 132-R are effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132-R did not have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are subject to interest rate risk on our investment portfolio. We maintain an investment portfolio consisting primarily of high quality money market instruments and government obligations. Our portfolio has a current average maturity of less than 12 months.

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital leases and other short-term debt obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help insure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At December 31, 2003, our portfolio of available-for-sale investments consisted of approximately $37.1 million of investments maturing within one year and approximately $3.0 million of investments maturing after one year but within 21 months. In addition, we have $0.5 million of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

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

Item 9. Changes in and Disagreements with Auditors on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely providing them with material information relating to us which is required to be disclosed in the reports we file or submit under the Exchange Act.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Pursuant to our Amended and Restated Certificate of Incorporation, as amended, the Board of Directors is divided into three classes, each class consisting, as nearly as possible, of an equal number of directors. There are currently seven members of the Board of Directors. Class A consists of Dr. Shaffer and Mr. Mossinghoff, whose terms will expire at the Annual Meeting of Stockholders in 2004. Class B consists of Kip A. Frey and Kenneth B. Lee, Jr., whose terms will expire at the Annual Meeting of Stockholders in 2005. Class C consists of Gary D. Novack, Ph.D., William R. Ringo, Jr. and W. Leigh Thompson, M.D., Ph.D., D.Sc., whose terms will expire at the Annual Meeting of Stockholders in 2006. In addition, Richard Boucher, M.D. serves as an emeritus board observer.

The name, age and position of each person who is currently serving as a director and/or executive officer and who served as an executive officer in 2003, is listed below, followed by summaries of their background and principal occupations. Executive officers are elected annually, and serve at the discretion of the Board of Directors. Certain information contained in this report relating to the occupations and security holdings of our directors and officers is based upon information received from the individual directors and officers.

Name	Age	Position
Christy L. Shaffer, Ph.D.	45	Chief Executive Officer and Director
Gregory J. Mossinghoff	43	President, Secretary and Director
W. Leigh Thompson, M.D., Ph.D., D.Sc.	65	Chairman of the Board
Kip A. Frey	45	Director
Kenneth B. Lee, Jr.	56	Director
Gary D. Novack, Ph.D.	50	Director
William R. Ringo, Jr.	58	Director
Mary B. Bennett	46	Senior Vice President, Operations and Communications
Richard M. Evans, Ph.D	43	Vice President, Pharmaceutical Development
Donald J. Kellerman, Pharm.D.	49	Senior Vice President, Development
Joseph K. Schachle	38	Senior Vice President, Marketing and Sales
Thomas R. Staab, II	36	Chief Financial Officer and Treasurer
Benjamin R. Yerxa, Ph.D	38	Senior Vice President, Discovery

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

Gregory J. Mossinghoff has served as our President since June 2002 and a director since June 2001. Mr. Mossinghoff joined us in June 1998 as our Senior Director of Strategic Planning and Operations and was promoted to Vice President, Corporate Development in January 1999; Chief Business Officer in December 1999; and Senior Vice President in November 2000. Mr. Mossinghoff has also served as our Secretary since October 1998, and as our Treasurer from March 2000 to May 2003. In his current role he helps us develop and realize strategic objectives, expand our corporate partnerships in the United States and abroad, and oversees all business-related activities including commercial operations and finance. Before joining us, from February 1996 to June 1998, Mr. Mossinghoff was worldwide Director of Business Analysis at Glaxo Wellcome plc. Before joining Glaxo Wellcome, Mr. Mossinghoff held various roles with increasing responsibility at Hoffmann LaRoche Inc., from June 1988 to February 1996, including Manager, Business Development and Strategic Planning from 1994 to 1996. Mr. Mossinghoff received a B.A. degree in Economics from the University of Virginia, Charlottesville, VA and an M.B.A. in Financial Management & Analysis from George Mason University, Fairfax, VA.

W. Leigh Thompson, M.D., Ph.D., D.Sc. has served as a director since April 1996, is a member of our Corporate Governance Committee, its Nominating sub-committee, and our Compensation Committee and has served as our Chairman of the

Board since June 2002. In December 1994, Dr. Thompson retired from Eli Lilly and Co. where he served as Chief Scientific Officer and a member of the management committee. Dr. Thompson has enjoyed a distinguished career in both academic medicine and the pharmaceutical industry and has published extensively, particularly in the area of critical care medicine. He is a member of numerous corporate, academic, and civic boards, and consults in the areas of health informatics, enterprise strategic planning, and related areas and has been inducted into the Johns Hopkins Society of Scholars. Since 1995, Dr. Thompson has been the Chief Executive Officer of Profound Quality Resources, Ltd., a worldwide scientific consulting firm. He is currently a director of Bioanalytical Systems Inc., DepoMed, Inc., Guilford Pharmaceuticals, Inc., Medarex Inc., Diabetogen Biosciences, Inc., La Jolla Pharmaceutical Company and Sontra Medical Corporation.

Kip A. Frey has served as a director since June 2002, is a member of our Audit Committee and the Chairman of our Corporate Governance Committee, and its Nominating sub-committee. He is currently a Professor of the Practice in Entrepreneurial Management & Law at Duke University with joint appointments from the Fuqua School of Business and Duke Law School. He served as 2001-2002 Chairman of the Council for Entrepreneurial Development in Research Triangle Park, NC. He is the former President and Chief Executive Officer of OpenSite, a software company acquired by Siebel Systems in May 2000. Over the past five years, Mr. Frey has been the leader and architect of three of Research Triangle Park’s most notable entrepreneurial ventures, Ventana Communications Group, Accipiter, Inc. and OpenSite. He is a member of the Board of Directors of the Raleigh Chamber of Commerce, the Council for Entrepreneurial Development, Duke Law School’s Board of Visitors, and several local civic and charitable organizations. He is also a Partner at Intersouth Partners, a North Carolina venture capital firm. In 1999, Digital South Magazine named him the Southeast’s top CEO. Mr. Frey is a Phi Beta Kappa graduate of the University of Southern California Film School and of Duke Law School.

Kenneth B. Lee, Jr. joined the board as a director in September 2003, is a member of our Compensation Committee, the Chairman of our Audit Committee and serves as our Audit Committee Financial Expert. Mr. Lee has over 30 years of experience with technology-based companies. He is a former Ernst & Young partner, where he was employed for 29 years, and was instrumental in the founding and successful development of the Ernst & Young life science practice in the San Francisco Bay Area. Mr. Lee is currently a General Partner with BioVista Capital, LLC, which he joined in 2003. Prior to that, he served as President of A.M. Pappas & Associates, LLC, a venture capital concern. He serves on the boards of three other public companies: Abgenix, Inc., CV Therapeutics, Inc. and POZEN Inc. During his tenure with Ernst & Young, he co-founded the National Conference on Biotechnology Ventures, the International Strategic Partnering Conference and the Palo Alto Center for Strategic Transactions. Mr. Lee received a Bachelor of Arts degree from Lenoir-Rhyne College and an M.B.A. from the University of North Carolina at Chapel Hill.

Gary D. Novack, Ph.D. joined the board as a director in January 2003 and is a member of our Audit Committee. Dr. Novack is the founder and President of Pharma•Logic Development, Inc., a pharmaceutical and medical device development consulting firm that he started in 1989. He has worked with Inspire as a consultant, providing important strategic input to our preclinical and clinical ophthalmology programs. Dr. Novack is a board-certified clinical pharmacologist and has 25 years experience in pharmaceutical research and development. He has consulted with over 150 pharmaceutical and medical device firms, and has authored over 240 abstracts and publications in pharmacology, ophthalmology, neurology, dermatology and medical communications. He serves on the editorial board of The Ocular Surface, and is a member of the scientific advisory board of the Foundation Fighting Blindness. He received his bachelor’s degree in Biology from the University of California, Davis, his Ph.D. in Pharmacology and Toxicology from the University of California at Davis, and was an NIH postdoctoral trainee in neurophysiology at the University of California, Los Angeles. Dr. Novack is also an alumni member of the University of California Board of Regents. He has held managerial positions at Allergan and Merrell Dow Pharmaceuticals and has served on several boards of not-for-profit organizations.

William R. Ringo, Jr. joined the board in June 2003 and is the Chairman of our Compensation Committee. William R. Ringo has over 30 years of leadership experience in the pharmaceutical industry. From 1973 until his retirement in 2001, Mr. Ringo served in a variety of senior roles at Eli Lilly and Company, most recently as President of Oncology and Critical Care Products. During his tenure at Eli Lilly, Mr. Ringo also served as President of Internal Medicine Products and President of the Infectious Disease Business Unit, and held senior positions in sales, marketing and business planning. He serves as a Director of a number of other biopharmaceutical companies including La Jolla Pharmaceutical Company, Praecis Pharmaceuticals Inc., Encysive Pharmaceuticals Inc., Xcel Pharmaceuticals, Inc. and Intermune Inc. Mr. Ringo received a B.S. in Business Administration and Management and an M.B.A. from the University of Dayton.

Richard Boucher, M.D. has served as a director from March 1995 to June 2003 and as an Emeritus Board Observer since June 2003. One of our four founders, Dr. Boucher is the William Rand Kenan Professor of Medicine, Chief of Pulmonary Medicine and Director of the Cystic Fibrosis/Pulmonary Research and Treatment Center at The University of North Carolina at Chapel Hill School of Medicine. Dr. Boucher obtained his M.D. degree from Columbia University College of Physicians and Surgeons. Following residency training, he joined the Faculty of Medicine at The University of North Carolina at Chapel Hill in 1977. Dr. Boucher has authored or co-authored more than 200 original research articles and more than 100 additional publications including book chapters. He received the Doris Tulcin and Paul Di Sant’Agnese CF Research Awards and the Julius Comroe Award from The American Physiology Society. He is an established principal investigator with the National Institutes of Health, and is a member of the American College of Physicians and the Association of American Physicians. In recent years, Dr. Boucher has pioneered new approaches for the treatment of cystic fibrosis.

Mary B. Bennett has served as our Senior Vice President, Operations and Communications since March 2003. Prior to that, Ms. Bennett served as Vice President, Operations and Communications from March 2001 until March 2003. As Senior Vice President, Operations and Communications, she manages a variety of areas for Inspire, including Human Resources, Communications, Investor Relations and Operations. Ms. Bennett came to Inspire from Glaxo Wellcome, where she served as Worldwide Director for R&D Human Resources Effectiveness, Planning and Communication. Prior to her role in Human Resources, Ms. Bennett held various roles during her 13 years at Glaxo Wellcome, including Worldwide Director for R&D Communications, Director of R&D Operations and Department Head of Comparative Medicine. She also led R&D communications for major company redesign initiatives, and for the Glaxo Wellcome merger. Ms. Bennett holds a B.A. in Behavioral Science from National Louis University and an M.B.A. from Duke University.

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

Donald J. Kellerman, Pharm.D. has served as our Senior Vice President, Development since May 2000. He is responsible for the clinical and regulatory affairs aspects of our programs. Dr. Kellerman joined us in July 1999 as Vice President, Development. Before joining us, Dr. Kellerman spent 11 years with Glaxo Wellcome, from August 1997 to July 1999 and from April 1988 to August 1996, where he was director of various groups, including International OTC, United States Infectious Diseases, and the Inhaled Corticosteroid Group. He was clinical project leader for Flovent® from the first United States clinical studies in 1989 to approval in 1996. From September 1996 to August 1997, he was Vice President of Clinical Research at Sepracor, Inc., where he was project leader for the Xopenex® NDA team. Before Glaxo Wellcome, Dr. Kellerman worked at E.R. Squibb and Sons, Inc. and Ciba-Geigy Corporation on several cardiovascular products. Dr. Kellerman holds a Doctor of Pharmacy and Bachelor of Science degree from the University of Minnesota.

Joseph K. Schachle has served as our Senior Vice President, Marketing and Sales since January 2004 and as Vice President, Marketing and Sales since January 2003. Mr. Schachle is responsible for establishing a high-value marketing and sales infrastructure in North America to commercialize potential products from the Company’s pipeline, as well as partnered products. Mr. Schachle has extensive experience in pharmaceutical marketing and sales, and has had responsibility for the successful launch of major new products including the marketing of Glaxo SmithKline’s Advair®. His experience includes marketing and sales positions of significant responsibility at The Upjohn Company, Glaxo SmithKline, Inspire and MedImmune. He most recently served as Director of Marketing for infectious disease products at MedImmune from April 2002 until January 2003, where he was responsible for strategic brand management and promotion of Synagis® and Cytogam®. In his previous role at Inspire from April 2001 to April 2002, Mr. Schachle was responsible for the new product planning and market research that laid the groundwork for the commercialization of diquafosol, the first potential product from Inspire’s pipeline. Mr. Schachle will now be responsible for implementing these plans, and for developing and implementing a co-promotion strategy for diquafosol and Allergan’s Restasis® both for dry eye disease as well as launch and promotion of Elestat™ for allergic conjunctivitis. Mr. Schachle holds a B.B.A. in Marketing from James Madison University and an M.B.A. from Old Dominion University.

Thomas R. Staab, II joined Inspire in May 2003 as Chief Financial Officer and Treasurer. Previously, he held senior financial positions with Triangle Pharmaceuticals, Inc., a biotechnology company listed on the NASDAQ national exchange prior to its being acquired by Gilead Sciences, Inc. in 2003. Mr. Staab served five years with Triangle, most recently as Vice President/Treasurer and Acting Chief Financial Officer. His experience includes equity financing, strategic alliances, mergers and acquisitions, drug commercialization, SEC reporting, treasury management and investor relations. Before joining Triangle, Mr. Staab was a manager with PricewaterhouseCoopers LLP providing audit and business advisory services to national and multi-national corporations in the biotechnology, pharmaceutical, pulp and paper, and communications industries. Mr. Staab is a Certified Public Accountant and received a B.S. in Business Administration and a Masters of Accounting from the University of North Carolina.

Benjamin R. Yerxa, Ph.D. has served as our Senior Vice President, Discovery since May 2003. Dr. Yerxa joined us in August 1995 and previously held several positions, including Vice President, Discovery and Senior Director of Preclinical Programs. He supervises the chemistry, pharmacology, preclinical and intellectual property teams and all drug discovery and early preclinical development activities. He created a new strategic opportunity for us by developing the concept of ophthalmic uses for our core P2Y2 technology. Before being promoted to the position of Senior Director of Preclinical Programs in December 1999, Dr. Yerxa was Director of Preclinical Programs and, before that, Senior Research Chemist. While in chemistry, he served as the preclinical project leader for INS365. As a Senior Research Chemist his work focused on designing and synthesizing new P2Y receptor agonists. Before joining us, from October 1993 to August 1995, Dr. Yerxa was a Research Scientist at Burroughs Wellcome Co. Dr. Yerxa worked at Biophysica, Inc. for over two years, synthesizing radiocontrast agents. He developed scale-up procedures for the industrial production of Oxilan®, a marketed imaging product. Dr. Yerxa received his Ph.D. in Organic Chemistry from the University of California, Irvine in 1993.

Audit Committee Financial Expert

Our Board of Directors has determined that Kenneth B. Lee, Jr., the Chairman of our Audit Committee, is an audit committee financial expert, as that term is defined under Regulation S-K, Item 401(h), and that he is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Under the securities laws of the United States, directors, executive officers and any person holding more than ten percent (10%) of our common stock are required to report their ownership of common stock and any changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Based on our review of the copies of such forms we have received, all required reports have been timely filed.

Code of Ethics

We have adopted a code of ethics, entitled the “Inspire Pharmaceuticals, Inc. Code of Ethics and Conduct Relating to Financial Affairs,” or the Code. The Code applies to our principal executive officer, principal financial and accounting officer, as well as all of the rest of our employees and members of our Board of Directors. A copy of the Code can be found on our Internet website, www.inspirepharm.com.

Item 11. Executive Compensation.

DIRECTOR COMPENSATION

Prior to 2003, directors received no cash compensation for their services as directors or as members of committees. On September 9, 2003, the Board of Directors adopted an amended and restated compensation policy, effective June 9, 2003. Under the policy, all non-employee directors shall receive the following compensation: (i) $15,000 annually to cover general availability and participation in meetings and conference calls of the Board and committees of the Board (ii) $2,500 per in-person Board meeting for attendance in any matter (whether in-person, via video conference or telephone conference) and (iii) stock option grants in the amount of 30,000 shares will be granted to each director elected to a 3-year term, to vest 1/36th per month until fully vested at the end of such 3-year term. In addition, all non-employee directors who serve on the Audit Committee will also receive the following compensation: (i) $10,000 annually to cover general availability and participation in Audit Committee conference calls and meetings and (ii) stock option grants in the amount of 10,000 shares will be granted to each director elected to the Audit Committee, to vest 1/36th per month until fully vested at the end of 3 years. In addition, the director who serves as the Chairman of the Board will also receive the following compensation: (i) $10,000 annually to cover general availability and participation in Board conference calls and meetings and (ii) stock option grants in the amount of 10,000 shares will be granted to the director elected as Chairman of the Board, to vest 1/36th per month until fully vested at the end of 3 years.

In March 2003, we granted 6,667 options to Dr. Novack who was elected by the Board of Directors to fill the remainder of a term. The options have an exercise price of $14.72 per share. In June 2003, we granted all newly elected directors 30,000 options and an additional 10,000 options if the director was also a member of the audit committee. The June options have an exercise price of $13.21 per share. We also granted an option to Dr. Boucher in June 2003 to purchase 30,000 shares, exercisable immediately, at an exercise price of $12.25 per share in consideration for past service to us. In September of 2003, we granted 23,333 options to Mr. Lee who was elected to fill the remainder of a term with an exercise price of $15.82 per share. All options are subject to conditions relating to vesting and retention for each recipient’s participation on the Board of Directors and its committees. All directors are reimbursed for expenses incurred in connection with attendance at Board of Directors and committee meetings.

EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended December 31, 2003, 2002 and 2001, the annual and long-term compensation we paid to our chief executive officer and our four most highly compensated executive officers who were serving at December 31, 2003 (collectively, the “named executive officers”). Following the rules of the Securities and Exchange Commission, the compensation described in the table does not include medical, group life insurance and other benefits which are available generally to all of our salaried employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation				Long Term Compensation	Other Compensation ($)
		Salary ($)		Bonus ($)		Shares Underlying Options (#)
Christy L. Shaffer, Ph.D. Chief Executive Officer and Director	2003 2002 2001	$ $ $	283,633 260,300 245,716	$ $ $	220,000 — 70,000	35,000 130,000 5,000	— — —

Gregory J. Mossinghoff President, Secretary and Director	2003 2002 2001	$ $ $	228,938 211,458 186,375	$ $ $	100,000 40,000 60,000	21,750 130,000 5,000	— — —

Donald J. Kellerman, Pharm.D. Senior Vice President, Development	2003 2002 2001	$ $ $	185,281 179,379 169,633	$ $ $	74,574 60,000 60,000	19,000 20,000 5,000	— — —

Joseph K. Schachle Senior Vice President, Sales and Marketing	2003 2002 2001	$ $ $	184,240 47,960 111,923	$ $ $	65,000 — 50,000	87,000 — 65,000	$256,351 — —	[1]

Benjamin R. Yerxa, Ph.D. Senior Vice President, Discovery	2003 2002 2001	$ $ $	182,259 163,546 152,911	$ $ $	74,574 60,000 50,000	22,000 30,000 5,000	— — —

[1]	Mr. Schachle served as our Vice President, Sales and Marketing from April 2001 to April 2002, at which time he left to pursue other opportunities. In January 2003, Mr. Schachle rejoined the Company as our Vice President, Sales and Marketing and was recently promoted to Senior Vice President, Sales and Marketing. In January 2003, we paid the costs associated with Mr. Schachle’s relocation of $256,351. The options granted to Mr. Schachle in 2001 expired 90 days after he terminated his employment in 2002.

OPTION GRANTS IN 2003

The following grants of stock options were made to the named executive officers during the fiscal year ended December 31, 2003.

Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees In Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
						5%	10%
Christy L. Shaffer	35,000	(2)	2.71	$20.30	10/15/13	$446,830	$1,132,354
Gregory J. Mossinghoff	21,750	(2)	1.69	$20.30	10/15/13	$277,673	$703,677
Donald J. Kellerman	19,000	(2)	1.47	$20.30	10/15/13	$242,565	$614,706
Joseph K. Schachle	70,000	(3)	5.43	$14.73	2/24/13	$893,659	$2,264,708
	17,000	(2)	1.32	$20.30	10/15/13	$217,032	$550,001
Benjamin R. Yerxa	22,000	(2)	1.71	$20.30	10/15/13	$280,864	$711,765

(1)	The potential realizable value is calculated based on the fair market value of our common stock on the date of the grant. These amounts only represent certain assumed rates of appreciation established by the SEC. There can be no assurance that the amounts reflected in this table or the associated rates of appreciation will be achieved.
(2)	These options were granted pursuant to our Amended and Restated 1995 Stock Plan, as amended. The shares underlying the options are exercisable at an exercise price equal to the fair market value on the date of the grant. Each option is exercisable as to one-quarter (1/4) of the shares underlying the option at any time after October 15, 2004 and as to one-forty-eighth (1/48) of the shares each month for 36 months thereafter.
(3)	This option was granted pursuant to our Amended and Restated 1995 Stock Plan, as amended. The shares underlying the option are exercisable at an exercise price equal to the fair market value on the date of the grant. The option is exercisable as to one-quarter (1/4) of the shares underlying the option at any time after January 27, 2004, as to one-forty-eighth (1/48) of the shares each month for 35 months thereafter and as to the remaining shares on the last month of vesting.

AGGREGATED STOCK OPTION EXERCISES IN 2003

AND 2003 YEAR-END STOCK OPTION VALUES

The following table provides certain information as to certain stock options exercisable by the named executive officers for the fiscal year ended December 31, 2003, and the value of such options held by them at December 31, 2003, measured in terms of the closing price of our common stock on The NASDAQ Stock Market on December 31, 2003 which was $14.15 per share.

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options At December 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
Christy L. Shaffer	30,000	$384,625	437,715	161,568	$4,718,553	$1,377,994
Gregory J. Mossinghoff	71,427	$643,415	166,772	147,120	$1,242,773	$1,375,418
Donald J. Kellerman	12,000	$221,040	124,351	37,505	$830,402	$147,425
Joseph K. Schachle	—	—	—	87,000	$—	$—
Benjamin R. Yerxa	—	—	126,975	47,998	$719,733	$218,818

401(k) Profit Sharing Plan

We have adopted a tax-qualified 401(k) Profit Sharing Plan (the “401(k) Plan”) covering all qualified employees. The effective date of the 401(k) Plan is August 1, 1995. Participants may elect a salary reduction of at least 1% as a contribution to the 401(k) Plan, up to the statutorily prescribed annual limit for tax-deferred contributions ($12,000 in 2003). Modification of salary reductions can be made quarterly. The 401(k) Plan permits employer matching of up to 8% of a participant’s salary. If employer matching is implemented, participants will begin vesting 100% immediately in employer contributions. In 2003, we elected a safe harbor contribution at 3.0% of annual compensation. All of our safe harbor contributions vest 100% immediately.

COMPENSATION COMMITTEE REPORT

The Compensation Committee, which consists of Mr. Ringo, as chairperson, Dr. Thompson and Mr. Lee, reviews and approves executive officer salaries and bonuses, administers the Amended and Restated 1995 Stock Plan, as amended, and approves all other compensation benefits of Inspire’s executive officers. In addition, the Compensation Committee consults with management regarding its benefit plans, performance evaluation and career development initiatives and is responsible for reviewing overall compensation policies and practices of Inspire.

Compensation Philosophies

Inspire intends that each employee will have continuous growth in skills and performance aided by appropriate mentoring and challenging career opportunities and rewarded by appropriate performance-based compensation. Compensation is a means of aligning the objectives of employees and shareholders.

Inspire provides competitive salaries based on contribution and performance. All employees are eligible to be granted cash bonuses based on short-term corporate and personal performance and organizational level. In addition, all employees are eligible for stock options based on personal performance and organizational level, and as incentives to continued contributions. Stock options are generally granted at the time of employment and periodically thereafter, with vesting over four years. Executive officers tend to have greater fractions of their total compensation from performance-based bonuses and stock options.

In 2003, executive compensation consisted of base salary, cash bonuses and stock options. A full compensation analysis was conducted in late 2003 by an independent third party to ensure that base salaries, cash bonuses and stock option grants were competitive as compared to peer companies. Changes to the compensation plan will be implemented in 2004 based on findings from the independent compensation analysis. The following describes in more detail the elements of compensation that are part of the Compensation Committee’s policies.

Base Salaries

Compensation of all Inspire executive officers is based on their: (i) demonstrated skills, experience, education and continued career development; (ii) impact within and outside of Inspire; (iii) the alignment of the employee’s performance with Inspire’s success; (iv) Inspire’s achievement of annual and long-term corporate goals; and (v) compensation of comparable employees within peer companies.

Bonuses

Cash bonuses are used to retain and motivate executives. These bonuses are paid taking into account the executive officer’s achievement of individual objectives and the contribution of the executive to the overall success and achievements of the company and its management team. In determining the level of the cash bonus during 2003, the Compensation Committee considered each executive’s achievement of specific, measurable corporate and individual goals, and also considered qualitative factors including overall leadership performance.

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

When determining stock option awards, the Compensation Committee considers the executive’s current responsibilities and contributions to Inspire’s performance, the anticipated contribution to meeting Inspire’s long-term strategic performance goals, their position with Inspire and industry practice in companies of similar size, market and capitalization. The direct link between the value of a stock option to an executive and an increase in the price of Inspire’s stock makes stock option awards a key method for aligning executive compensation with stockholder value. Due to expected changes in accounting practices with regard to stock options, the Compensation Committee expects to critically evaluate, and possibly change in the future, the use of stock options as a form of long-term incentive compensation. During this evaluation, the Compensation Committee will evaluate other forms of long-term incentive compensation.

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

Dr. Shaffer’s compensation as Chief Executive Officer for the year ended December 31, 2003 included $283,633 in base salary, bonuses of $220,000 and a stock option to purchase an aggregate of 35,000 shares of common stock at an exercise price of $20.30. In determining the base salary in 2003, the Compensation Committee reviewed Dr. Shaffer’s salary in relation to the salaries of other chief executive officers at emerging biopharmaceutical companies. Dr. Shaffer’s levels of cash bonus and stock options for 2003 were determined based on overall reviews of both specific, measurable corporate and individual goals during 2003, as well as Inspire’s overall performance, including its business operations and strategy, and Dr. Shaffer’s overall leadership performance. In the course of such reviews, the Compensation Committee reviewed Inspire’s clinical development programs, including the status of diquafosol tetrasodium and the submission of an NDA by June 30, 2003, its preclinical development programs, its successful public offering of common stock, and the development and integration of a specialty ophthalmology marketing and sales organization. The Compensation Committee determined, as a result of its reviews, that Dr. Shaffer’s performance warranted the bonuses and stock options that were granted.

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

Respectfully submitted,

Compensation Committee

William R. Ringo, Jr.

W. Leigh Thompson

Kenneth B. Lee, Jr.

RELATIVE STOCK PERFORMANCE

Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Stock Index for the period commencing August 3, 2000, the commencement of trading on the NASDAQ Market, and ended December 31, 2003:

	Cumulative Total Return
	8/3/00	12/31/00	6/30/01	12/31/01	6/30/02	12/31/02	6/30/03	12/31/03
INSPIRE PHARMACEUTICALS, INC.	$100.00	$217.19	$116.67	$117.42	$32.08	$77.83	$90.08	$117.92
NASDAQ STOCK MARKET (U.S.)	100.00	65.23	57.40	51.77	39.10	35.79	43.41	53.51
NASDAQ BIOTECHNOLOGY	100.00	93.00	86.53	78.53	46.91	48.09	65.56	70.57

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2003.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants or rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	4,212,942	$10.0917	731,816
Equity compensation plans not approved by security holders	0	Not Applicable	0

Total	4,212,942	$10.0917	731,816

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 31, 2004, except as otherwise indicated, by: (i) each of our directors; (ii) the named executive officers; (iii) all beneficial owners of greater than 5% of our outstanding common stock; and (iv) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (2)
Cooper Hill Investment Entities and Jeffrey Casdin (3) 767 Third Avenue, 22nd Floor New York, NY 10077	1,860,000	5.8%

Delaware Management Investments Entities (4) 2005 Market Street Philadelphia, PA 19103	2,648,259	8.3%

HBM Bioventures (Cayman) Ltd. (5) Unit 10 Eucalyptus Building, Crewe Road PO Box 30852 SMB Grand Cayman, Cayman Islands British West Indies	2,201,200	6.9%

Kip A. Frey (6)	13,333	*

Donald J. Kellerman, Pharm.D. (7)	141,190	*

Kenneth B. Lee, Jr. (8)	7,904	*

Gregory J. Mossinghoff (9)	242,107	*

Gary D. Novack, Ph.D. (10)	29,996	*

William R. Ringo, Jr. (11)	9,166	*

Joseph K. Schachle (12)	20,433	*

Christy L. Shaffer, Ph.D. (13)	506,120	1.6%

W. Leigh Thompson, M.D., Ph.D., D.Sc. (14)	19,047	*

Benjamin R. Yerxa, Ph.D. (15)	160,880	*

All directors and executive officers as a group (13 persons) (16)	1,310,343	4.0%

*	Less than one percent
(1)	Except as indicated by footnote, beneficial ownership includes all options which are exercisable within 60 days of January 31, 2004. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power for all shares of common stock shown as beneficially owned by them.
(2)	Applicable percentage of ownership is based on 31,872,922 shares of common stock outstanding on January 31, 2004, unless noted as otherwise.
(3)

The number of shares and the percentage of outstanding shares reported are based upon information disclosed by CLPS, L.P., CLSP II, L.P., CLSP/SBS I, L.P., CLSP/SBS II, L.P., Cooper Hill Partners, L.P., Cooper Hill Partners, LLC, Casdin Capital, L.L.C. and Jeffrey Casdin on a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2004. The number includes 486,900 shares beneficially owned by CLSP, L.P., 659,400 shares beneficially owned by CLSP II, L.P., 191,900 shares beneficially owned by CLSP/SBS I, L.P., 56,100 shares beneficially owned by CLSP/SBS II, L.P., 465,700 shares beneficially owned by Cooper Hill Partners, L.P., 1,394,300 shares beneficially owned by Cooper Hill Partners, L.L.C., 1,860,000 shares beneficially owned by Casdin Capital L.L.C. and 1,860,000 shares beneficially owned by Jeffrey Casdin. CLSP, L.P., CLSP II, L.P., CLSP/SBS I, L.P., and CLSP/SBS II, L.P. are each private investment partnerships, the sole general partner of which is Cooper Hill Partners, LLC. As the sole general partner of CLSP, L.P., CLSP II, L.P., CLSP/SBS I, L.P., and CLSP/SBS II, L.P., Cooper Hill Partners, LLC has the power to vote and dispose of the Securities owned by each of CLSP, L.P., CLSP II, L.P., CLSP/SBS I, L.P., and CLSP/SBS II, L.P. and, accordingly, may be deemed the “beneficial owner” of such Securities. The managing member of Cooper Hill Partners, LLC is Casdin Capital, LLC of which Jeffrey Casdin is the managing member.

(4)	The number of shares and the percentage of outstanding shares reported are based upon information disclosed by Delaware Management Business Trust and Delaware Management Holdings on a Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2004. The number includes 2,648,259 shares reported as being beneficially owned by Delaware Management Business Trust and 2,648,259 shares reported as being beneficially owned by Delaware Management Holdings Lincoln National Corp. is the ultimate parent of Delaware Management Business Trust.
(5)	The number of shares and the percentage of outstanding shares reported are based upon information disclosed by HBM Bioventures (Cayman) Ltd. on a Schedule 13G filed with the Securities and Exchange Commission on February 17, 2004.
(6)	Includes 13,333 shares of common stock underlying stock options granted to Mr. Frey which will have vested within sixty days after January 31, 2004. Does not include 26,667 shares of common stock underlying stock options granted to Mr. Frey which will not have vested within sixty days after January 31, 2004.
(7)	Includes 12,000 shares of common stock, 300 shares of common stock held by Dr. Kellerman’s spouse, of which he disclaims beneficial ownership, and 128,890 shares of common stock underlying stock options granted to Dr. Kellerman which will have vested within sixty days after January 31, 2004. Does not include 32,966 shares of common stock underlying stock options granted to Dr. Kellerman which will not have vested within sixty days after January 31, 2004.
(8)	Includes 127 shares of common stock and 7,777 shares of common stock underlying stock options granted to Mr. Lee which will have vested within sixty days after January 31, 2004. Does not include 15,556 shares of common stock underlying stock options granted to Mr. Lee which will not have vested within sixty days after January 31, 2004.
(9)	Includes 71,427 shares of common stock and 170,680 shares of common stock underlying stock options granted to Mr. Mossinghoff which will have vested within sixty days after January 31, 2004. Does not include 143,212 shares of common stock underlying stock options granted to Mr. Mossinghoff which will not have vested within sixty days after January 31, 2004.
(10)	Includes 6,425 shares of common stock held by Dr. Novack directly and 65 shares of common stock held by Dr. Novack’s daughter. Dr. Novack disclaims beneficial ownership of the 65 shares held by his daughter. Also includes 5,728 shares of common stock underlying a warrant and 17,778 shares of common stock underlying stock options granted to Dr. Novack which will have vested within sixty days after January 31, 2004. Does not include 28,889 shares of common stock underlying stock options granted to Dr. Novack which will not have vested within sixty days after January 31, 2004.
(11)	Includes 9,166 shares of common stock underlying stock options granted to Mr. Ringo which will have vested within sixty days after January 31, 2004. Does not include 21,667 shares of common stock underlying stock options granted to Mr. Ringo which will not have vested within sixty days after January 31, 2004.
(12)	Includes 150 shares of common stock and 20,283 shares of common stock underlying stock options granted to Mr. Schachle which will have vested within sixty days after January 31, 2004. Does not include 66,717 shares of common stock underlying stock options granted to Mr. Schachle which will not have vested within sixty days after January 31, 2004.
(13)	Includes 72,499 shares of common stock, 800 shares of common stock held by Dr. Shaffer’s children and 432,821 shares of common stock underlying stock options granted to Dr. Shaffer which will have vested within sixty days after January 31, 2004. Does not include 156,462 shares of common stock underlying stock options granted to Dr. Shaffer which will not have vested within sixty days after January 31, 2004.
(14)	Includes 19,047 shares of common stock underlying stock options originally granted to Dr. Thompson and subsequently transferred to a family partnership which will have vested within sixty days after January 31, 2004. Dr. Thompson has shared voting and investment power with regard to the shares underlying these stock options. Does not include 26,667 shares of common stock underlying stock options granted to Dr. Thompson which will not have vested within sixty days after January 31, 2004.

(15)	Includes 28,125 shares of common stock and 132,755 shares of common stock underlying stock options granted to Dr. Yerxa which will have vested within sixty days after January 31, 2004. Does not include 42,218 shares of common stock underlying stock options granted to Dr. Yerxa which will not have vested within sixty days after January 31, 2004.
(16)	Includes an aggregate of 1,049,359 shares of common stock underlying stock options granted to all of the directors and executive officers as a group which will have vested within sixty days after January 31, 2004.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accounting Fees and Services

The independent auditor of Inspire during the fiscal year ended December 31, 2003 and 2002 was PricewaterhouseCoopers LLP. The fees billed to us by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2003 and 2002 were as follows:

	2003	2002
Audit services	$78,500	$75,000
Audit-related services	69,000	—
Tax services	10,000	10,500
Other fees and services	1,400	—

Total fees and services	$158,900	$85,500

Audit-related services

In 2003, PricewaterhouseCoopers LLP performed services in connection with our Form S-3 filing with the Securities and Exchange Commission totaling $69,000.

Other fees and services

The fee for other services by PricewaterhouseCoopers LLP for the year ended December 31, 2003 was $1,400. This fee was paid for online access to a database service.

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements:

2. All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3. Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 26, 2002).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.4	Amended and Restated Bylaws, as adopted September 9, 2003. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2003).

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

4.2	Rights Agreement, dated as of October 21, 2002, between the Company and Computershare Trust Company, which includes the form of Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. as Exhibit “A”, the form of Rights Certificate as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock as Exhibit “C” (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2002).

10.1†	Amended and Restated 1995 Stock Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.2†	Form of Incentive Stock Option. (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.3†	Form of Non-statutory Stock Option. (Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.4*	Sponsored Research Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, effective March 10, 1995. (Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.5*	Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, dated March 10, 1995. (Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.6	Lease between Inspire Pharmaceuticals, Inc. and Imperial Center, Limited Partnership regarding Royal Center I, Durham, North Carolina, dated as of May 17, 1995, as amended. (Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.7	Master Lease Agreement between Inspire Pharmaceuticals, Inc. and Comdisco, Inc., dated October 13, 1995, as amended. (Incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.8	Lease Agreement between Inspire Pharmaceuticals, Inc. and Petula Associates Ltd. regarding Royal Center II, Durham, North Carolina, dated as of December 30, 1997. (Incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.9	Sublease Agreement between ICAgen, Inc. and Inspire Pharmaceuticals, Inc. regarding premises located at 4222 Emperor Boulevard, Suite 500, Durham, North Carolina, dated September 22, 1997 and extension of Sublease Agreement dated February 14, 2000. (Incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.10*	Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, dated September 1, 1998. (Incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.11*	Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998. (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.12	Registration Rights Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.13*	Warrant Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.14	Amended and Restated Investors’ Rights Agreement among Inspire Pharmaceuticals, Inc. and the holders of Series A, B, E and G Preferred Stock of the Company dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.15†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000. (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.16†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Gregory J. Mossinghoff dated February 4, 2000. (Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.17†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000. (Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.18†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000. (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.19	Master Agreement between Inspire Pharmaceuticals, Inc. and ClinTrials BioResearch Ltd. dated as of December 23, 1999. (Incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.20†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Richard M. Evans dated February 10, 2000. (Incorporated by reference to Exhibit 10.30 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.21*	License Agreement between Inspire Pharmaceuticals, Inc. and Kirin Brewery Company, Ltd., Pharmaceutical Division, dated as of September 12, 2000. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2000).

10.22†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Bennett dated February 27, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001).

10.23	Sublease between Inspire Pharmaceuticals, Inc. and Circuit City Stores, Inc., dated as of May 7, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001).

10.24†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001).

10.25*	License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2001).

10.26*	Study Funding Agreement, dated as of October 3, 2002, between Inspire Pharmaceuticals, Inc. and The Cystic Fibrosis Foundation Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2002).

10.27	First Amendment to Lease Agreement between Inspire Pharmaceuticals, Inc. and Royal Center Two IC, LLC for Royal Center Two, Durham, North Carolina, dated as of June 28, 2002. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

10.28	Third Amendment to Lease Agreement between Inspire Pharmaceuticals, Inc. and Royal Center One IC, LLC for Royal Center One, Durham, North Carolina, dated as of June 28, 2002. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

10.29	Underwriting Agreement by and between the Company and Deutsche Bank Securities and U.S. Bancorp Piper Jaffray Inc. dated March 13, 2003. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 14, 2003).

10.30	Second Amendment To Lease between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC dated as of June 6, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.31†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.32†	Form of Inspire Pharmaceuticals, Inc. Director Non-Statutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.33**	First Amendment to License, Development and Marketing Agreement, dated December 8, 2003, between Inspire Pharmaceuticals, Inc. and Allergan, Inc. and Allergan Sales, LLC and Allergan Pharmaceuticals Holdings (Ireland) Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

10.34**	Elestat (Epinastine) Co-Promotion Agreement, entered into as of December 8, 2003, by and between Allergan Sales, LLC and Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

10.35†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II, dated May 16, 2003.

10.36	Second Amendment to Sublease and Consent between ICAgen, Inc., Inspire Pharmaceuticals, Inc. and Imperial Center Partnership and Petula Associates, Ltd., dated August 13, 2003.

10.37†	Amended and Restated Director Compensation Policy.

10.38	Master Lease Agreement between GE Capital Fleet Services and Inspire Pharmaceuticals, Inc., dated as of November 18, 2003, and related documentation.

10.39	Master Security Agreement between General Electric Capital Corporation and Inspire Pharmaceuticals, Inc., dated as of November 12, 2003, and related documentation.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the President, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.
**	Confidential treatment has been requested with respect to a portion of this Exhibit.
†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.

(b) Reports on Form 8-K.

On December 9, 2003, we filed a Current Report on Form 8-K, dated December 8, 2003, announcing a collaboration with Allergan, Inc. and its affiliates for the co-promotion of Elestat™.

On December 22, 2003, we filed a Current Report on Form 8-K, dated December 22, 2003, announcing the issuance of an approvable letter from the FDA for diquafosol.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

By:	/s/ Christy L. Shaffer
Christy L. Shaffer Chief Executive Officer and Director

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christy L. Shaffer Christy L. Shaffer	Chief Executive Officer (principal executive officer) and Director	March 12, 2004

/s/ Gregory J. Mossinghoff Gregory J. Mossinghoff	President, Secretary and Director	March 12, 2004

/s/ Thomas R. Staab, II Thomas R. Staab, II	Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2004

/s/ W. Leigh Thompson W. Leigh Thompson	Chairman of the Board	March 12, 2004

/s/ Kip A. Frey Kip A. Frey	Director	March 12, 2004

/s/ Kenneth B. Lee, Jr. Kenneth B. Lee, Jr.	Director	March 12, 2004

/s/ Gary D. Novack Gary D. Novack	Director	March 12, 2004

/s/ William R. Ringo, Jr. William R. Ringo, Jr.	Director	March 12, 2004

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Inspire Pharmaceuticals, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of stockholders’ equity present fairly, in all material respects, the financial position of Inspire Pharmaceuticals, Inc. (a development stage company) at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 and the period from inception (October 28, 1993) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 3, 2004

Raleigh, North Carolina

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$34,324	$27,128
Investments	37,130	4,001
Interest and other receivables	198	111
Prepaid expenses	1,191	725
Other assets	207	—

Total current assets	73,050	31,965

Property and equipment, net	2,092	1,061
Investments	3,712	500
Other assets	824	38

Total assets	$79,678	$33,564

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,003	$924
Accrued expenses	2,214	937
Notes payable and capital leases	602	301
Deferred revenue	—	2,200

Total current liabilities	6,819	4,362

Capital leases - noncurrent	482	204
Other long-term liabilities	1,325	—

Total liabilities	8,626	4,566

Commitments and Contingencies (Notes 8, 9, 10 and 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 60,000 shares authorized; 31,847 and 25,855 shares issued and outstanding, respectively	32	26
Additional paid-in capital	198,393	125,069
Other comprehensive (loss) income	(279)	1
Deferred compensation	—	(399)
Accumulated deficit during development stage	(127,094)	(95,699)

Total stockholders’ equity	71,052	28,998

Total liabilities and stockholders’ equity	$79,678	$33,564

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,			Cumulative From Inception (October 28, 1993) to December 31, 2003
	2003	2002	2001
Revenues:
Collaborative research agreements	$5,200	$4,883	$7,285	$24,200

Operating expenses:
Research and development	27,631	25,229	28,193	123,012
Selling and marketing	2,838	60	124	3,022
General and administrative	7,002	5,091	5,758	30,689

Total operating expenses	37,471	30,380	34,075	156,723

Loss from operations	(32,271)	(25,497)	(26,790)	(132,523)

Other income (expense):
Interest income	1,262	878	3,787	9,156
Interest expense	(46)	(74)	(132)	(1,911)
Loss on investments	(340)	—	—	(340)

Other income	876	804	3,655	6,905

Loss before provision for income taxes	(31,395)	(24,693)	(23,135)	(125,618)
Provision for income taxes	—	—	—	820

Net loss	(31,395)	(24,693)	(23,135)	(126,438)
Preferred stock dividends	—	—	—	(656)

Net loss available to common stockholders	$(31,395)	$(24,693)	$(23,135)	$(127,094)

Basic and diluted net loss per common share	$(1.03)	$(0.96)	$(0.90)

Common shares used in computing basic and diluted net loss per common share	30,526	25,821	25,702

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,			Cumulative From Inception (October 28, 1993) to December 31, 2003
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(31,395)	$(24,693)	$(23,135)	$(126,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for exclusive license	—	—	—	144
Stock issued for consulting services	—	—	—	72
Amortization of Debt Isssuance	—	2	1,572	2,542
Depreciation of Fixed Assets	680	633	637	4,555
Amortization of deferred compensation	399	1,071	1,206	5,369
Loss on disposal of property and equipment, net	80	6	3	455
Loss on investments	340	—	—	340
Changes in operating assets and liabilities:
Receivables	(87)	95	367	(198)
Prepaid expenses	(466)	(194)	(116)	(1,191)
Other assets	(993)	(15)	59	(1,031)
Accounts payable	3,079	(217)	711	4,003
Accrued expenses	2,602	(430)	509	3,535
Deferred revenue	(2,200)	(1,883)	(2,285)	—

Net cash used in operating activities	(27,961)	(25,625)	(20,472)	(107,843)

Cash flows from investing activities:
Purchase of investments	(74,933)	(12,306)	(145,936)	(288,196)
Proceeds from sale of investments	38,487	35,700	162,017	247,172
Increase in restricted deposits	(515)	—	—	(515)
Proceeds from sale of property and equipment	5	—	—	132
Purchases of property and equipment	(1,193)	(229)	(496)	(3,873)

Net cash (used) provided by investing activities	(38,149)	23,165	15,585	(45,280)

Cash flows from financing activities:
Issuance of common stock, net	73,330	25	69	143,771
Issuance of convertible preferred stock, net	—	—	—	45,061
Proceeds from notes payable	619	—	—	1,807
Payments on notes payable and capital lease obligations	(643)	(396)	(332)	(3,192)

Net cash provided (used) by financing activities	73,306	(371)	(263)	187,447

Increase (decrease) in cash and cash equivalents	7,196	(2,831)	(5,150)	34,324
Cash and cash equivalents, beginning of period	27,128	29,959	35,109	—

Cash and cash equivalents, end of period	$34,324	$27,128	$29,959	$34,324

Supplemental disclosure of non-cash investing and financing activities: The Company made cash payments for interest of $42, $73 and $145 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company acquired property and equipment through the assumption of capital lease obligations amounting to $603 and $401 during the years ended December 31, 2003 and 2001, respectively.

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Period from Inception (October 28, 1993) to December 31, 2003

(in thousands)

	Convertible Preferred Stock		Common Stock		Class A and B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Other Comprehensive (Loss)/income	Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Inception (October 28, 1993)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—

Balance at December 31, 1993	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A and B common stock	—	—	—	—	10	10	—	—	—	—	10
Net loss	—	—	—	—	—	—	—	(330)	—	—	(330)

Balance at December 31, 1994	—	—	—	—	10	10	—	(330)	—	—	(320)
Issuance of common stock and cancellation of Class A and B common stock	—	—	850	1	(10)	(10)	9	—	—	—	—
Stock issued for consulting services	—	—	586	1	—	—	71	—	—	—	72
Stock issued in exchange for exclusive license	—	—	298	—	—	—	36	—	—	—	36
Issuance of Series A convertible preferred stock	9,200	9,100	—	—	—	—	—	—	—	—	9,100
Issuance of Series A warrants	—	—	—	—	—	—	92	—	—	—	92
Net loss	—	—	—	—	—	—	—	(2,704)	—	—	(2,704)

Balance at December 31, 1995	9,200	9,100	1,734	2	—	—	208	(3,034)	—	—	6,276
Issuance of common stock	—	—	227	—	—	—	13	—	—	—	13
Net loss	—	—	—	—	—	—	—	(5,782)	—	—	(5,782)

Balance at December 31, 1996	9,200	9,100	1,961	2	—	—	221	(8,816)	—	—	507
Issuance of common stock	—	—	32	—	—	—	18	—	—	—	18
Issuance of Series B convertible preferred stock	10,866	12,966	—	—	—	—	—	—	—	—	12,966
Net loss	—	—	—	—	—	—	—	(7,947)	—	—	(7,947)

Balance at December 31, 1997	20,066	22,066	1,993	2	—	—	239	(16,763)	—	—	5,544
Issuance of common stock	—	—	137	—	—	—	17	—	—	—	17
Stock issued in exchange for exclusive license	—	—	29	—	—	—	108	—	—	—	108
Issuance of Series C convertible preferred stock	375	900	—	—	—	—	—	—	—	—	900
Issuance of Series D convertible preferred stock	417	1,500	—	—	—	—	—	—	—	—	1,500
Issuance of Series B warrants	—	—	—	—	—	—	7	—	—	—	7
Deferred compensation	—	—	—	—	—	—	2,714	—	(2,714)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	114	—	114
Net loss	—	—	—	—	—	—	—	(7,528)	—	—	(7,528)

Balance at December 31, 1998	20,858	24,466	2,159	2	—	—	3,085	(24,291)	(2,600)	—	662
Issuance of common stock	—	—	307	—	—	—	38	—	—	—	38
Issuance of Series E convertible preferred stock	6,202	11,406	—	—	—	—	—	—	—	—	11,406
Issuance of Series G convertible preferred stock	833	10,000	—	—	—	—	—	—	—	—	10,000
Issuance of Series F warrants	—	—	—	—	—	—	53	—	—	—	53
Issuance of common stock warrants	—	—	—	—	—	—	1,813	—	—	—	1,813
Preferred stock dividends	—	23	—	—	—	—	—	(62)	—	—	(39)
Deferred compensation	—	—	—	—	—	—	3,359	—	(3,359)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,035	—	1,035
Net loss	—	—	—	—	—	—	—	(8,934)	—	—	(8,934)

Balance at December 31, 1999	27,893	45,895	2,466	2	—	—	8,348	(33,287)	(4,924)	—	16,034
Issuance of common stock	—	—	369	—	—	—	1,062	—	—	—	1,062
Issuance of common stock warrants	—	—	—	—	—	—	577	—	—	—	577

	Convertible Preferred Stock		Common Stock		Class A and B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Other Comprehensive (Loss)/income	Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Preferred stock dividends	—	—	—	—	—	—	—	(594)	—	—	(594)
Issuance of common stock at initial public offering and exercise of over-allotment	—	—	6,325	7	—	—	69,180	—	—	—	69,187
Conversion of preferred stock and preferred stock dividends into common stock at initial public offering	(27,893)	(45,895)	16,355	17	—	—	46,512	—	—	—	634
Deferred compensation	—	—	—	—	—	—	402	—	(402)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,544	—	1,544
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	51	51
Net loss	—	—	—	—	—	—	—	(13,990)	—	—	(13,990)

Balance at December 31, 2000	—	—	25,515	26	—	—	126,081	(47,871)	(3,782)	51	74,505
Issuance of common stock	—	—	237	—	—	—	69	—	—	—	69
Forfeiture of common stock options	—	—	—	—	—	—	(1,051)	—	1,051	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,206	—	1,206
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	(50)	(50)
Net loss	—	—	—	—	—	—	—	(23,135)	—	—	(23,135)

Balance at December 31, 2001	—	—	25,752	26	—	—	125,099	(71,006)	(1,525)	1	52,595
Issuance of common stock	—	—	103	—	—	—	25	—	—	—	25
Forfeiture of common stock options	—	—	—	—	—	—	(55)	—	55	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	1,071	—	1,071
Unrealized gain/(loss) on investments	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(24,693)	—	—	(24,693)

Balance at December 31, 2002	—	—	25,855	26	—	—	125,069	(95,699)	(399)	1	28,998
Issuance of common stock	—	—	5,992	6	—	—	73,324	—	—	—	73,330
Amortization of deferred compensation	—	—	—	—	—	—	—	—	399	—	399
Unrealized (loss) on investments	—	—	—	—	—	—	—	—	—	(280)	(280)
Net loss	—	—	—	—	—	—	—	(31,395)	—	—	(31,395)

Balance at December 31, 2003	—	$—	31,847	$32	—	$—	$198,393	$(127,094)	$—	$(279)	$71,052

The accompanying notes are an integral part of these financial statements

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Organization

Inspire Pharmaceuticals, Inc. (the “Company”, or “Inspire”) was incorporated in October 1993 and commenced operations in March 1995 following the Company’s first substantial financing and licensing of initial technology from The University of North Carolina at Chapel Hill (“UNC”). Since that time, Inspire has been engaged in the discovery and development of novel pharmaceutical products. In 2003, Inspire began the staffing and training of a sales force to co-promote its products in 2004. Inspire is located in Durham, North Carolina, adjacent to the Research Triangle Park. The Company is considered a development stage company but expects to begin commercial operations in 2004.

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through the second quarter of 2005, but also expects that additional capital will be required. Continuation of its operations beyond that date will require the Company to either raise additional capital through equity financings or debt financings or from other sources. The Company expects to begin to record royalty revenue in 2004, but will continue to incur operating losses until royalty and/or product revenues reach a level sufficient to support ongoing operations.

2. Summary of Significant Accounting Policies and Concentrations of Risk

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

Cash, Cash Equivalents, Interest and other Receivables

The Company considers all highly-liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash, cash equivalents, interest and other receivables approximate their fair value due to the short-term nature of these items.

Investments

Investments consist primarily of United States government agency obligations and money market investments. The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. Investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. Investments are considered to be available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis.

The Company has an equity investment in a non-public entity for which its fair value is not readily determinable. For this investment in which the Company does not have significant influence and owns less than 20% of the entity, the investment is carried at cost and is subject to a write-down for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2003 and 2002, this investment’s recorded value was $200 and $500, respectively. Investments for which the Company has the ability to exercise significant influence are accounted for using the equity method.

Property and Equipment

Property and equipment is primarily comprised of furniture, laboratory and computer equipment which are recorded at cost and depreciated using the straight-line method over their estimated useful lives which range from three to seven years. Leased property and equipment, which includes certain equipment under capital leases, and leasehold improvements are depreciated over the shorter of the lease period or their estimated useful lives.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

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

Restricted Deposits

Restricted deposits consist of cash and cash equivalents which collateralize a letter of credit that is required under the terms of a vehicle fleet financing agreement. Restricted deposits are classified as current or long-term based upon the expected release date of such restriction. The carrying amount of these restricted deposits approximates fair value. At December 31, 2003 and 2002, the Company had $515 and $0 of restricted deposits, respectively.

Intangible Assets

Costs associated with obtaining and maintaining patents on the Company’s product candidates and license initiation and preservation fees, including milestone payments by the Company to its licensors, are evaluated based on the stage of development of the related product candidate and whether the underlying product candidate has an alternative use. Costs of these types incurred for product candidates not yet approved by the U.S. Food and Drug Administration (“FDA”) and for which no alternative use exists are recorded as expense. In the event a product candidate has been approved by the FDA or an alternative use exists for a product candidate, patent and license costs are capitalized and amortized over the expected life of the related product candidate. License milestone payments to the Company’s licensors are recognized when the underlying requirement is met by the Company.

Other Assets

During December 2003, the Company recorded a $1,000 deferred charge associated with an up-front milestone payment made in conjunction with the Elestat™ co-promotion agreement executed in December 2003. This asset will be amortized ratably on a straight-line basis through October 2008, the expected commercial exclusivity period for Elestat™ in the United States.

Revenue Recognition

Revenue is recognized under collaborative research agreements and development agreements when services are performed or when contractual obligations are met. Non-refundable fees received at the initiation of collaboration agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of the related research and development commitment in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104, “Revenue Recognition.” Milestone payments under collaboration agreements and research agreements will be recognized as revenues, ratably over the remaining period of the research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that the Company has fulfilled its research and development commitment. This period is based on estimates by management and the progress towards milestones in the Company’s collaborative agreements. The estimate is subject to revision as the Company’s development efforts progress and it gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause the Company’s revenue to fluctuate from period to period.

Research and Development

Research and development costs include all direct costs and indirect development costs related to the development of the Company’s portfolio of product candidates. These expenses include: salaries for research and development personnel, consulting fees, clinical trial expenses, sponsored research and clinical trials insurance, license fees and other fees and costs related to the development of product candidates. These costs have been charged to operating expense as incurred. License milestone payments to the Company’s licensors are recognized when the underlying requirement is met by the Company.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. If it is “more likely than not” that some portion, or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

Deferred Compensation and Stock Options and Warrants

The Company accounts for deferred compensation based on the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference between the estimated fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the years ended December 31, 2003, 2002 and 2001.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years for employee stock option grants and three years (the applicable term in office) for Board of Director stock option grants. The Company recognized $399, $1,071 and $1,206 of stock-based compensation expense related to amortization of deferred compensation during the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock – Based Compensation,” which requires compensation expense be disclosed based on the fair value of the options granted at the date of the grant.

SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transaction and Disclosure” requires the Company to disclose pro forma information regarding option grants and warrants issued to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts, which are set forth below, have not been reflected in the Company’s statement of operations, because the Company has elected to use the provisions of APB No. 25 to account for its stock-based compensation.

For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS No. 123, its pro forma net loss and net loss per common share would have been as follows:

	Years Ended December 31,
	2003	2002	2001
Net loss available to common stockholders—as reported	$(31,395)	$(24,693)	$(23,135)
Compensation expense included in reported net loss available to common stockholders	399	1,071	1,206
Pro forma adjustment for compensation expense	(5,764)	(3,721)	(3,247)
Net loss available to common stockholders—pro forma	$(36,760)	$(27,343)	$(25,176)
Net loss per common share—as reported	$(1.03)	$(0.96)	$(0.90)
Net loss per common share—pro forma	$(1.20)	$(1.06)	$(0.98)

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

To determine the impact of SFAS No. 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes valuation model using the following assumptions:

	Years Ended December 31,
	2003	2002	2001
Expected dividend yield	0%	0%	0%
Expected stock price volatility	120%	136%	99%
Risk free interest rate	3.25%	3.82%	4.55%
Expected life of options	5 years	5 years	5 years

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 does not include 1,624, 750 and 992, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Comprehensive Loss

Other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. At December 31, 2003, and 2002, the Company had a $279 unrealized loss and a $1 unrealized gain on its investments, respectively.

Comprehensive loss consists of the following components for the years ended December 31,:

	2003	2002	2001
Net loss	$(31,395)	$(24,693)	$(23,135)
Unrealized loss on marketable securities	(280)	—	(50)

Total comprehensive loss	$(31,675)	$(24,693)	$(23,185)

Advertising

Advertising costs are expensed as the costs are incurred. Advertising expenses were $247 the year ended December 31, 2003. Advertising costs for the years ended December 31, 2002 and 2001 were insignificant.

Segment Reporting

The Company operates in one business segment.

Significant Customers and Risk

All revenues recognized and recorded in 2003 were from one collaborative partner. All revenues recognized and recorded in 2002 and 2001 were from two and four collaborative partners, respectively. The Company is entitled to receive royalty payments on sales of Elestat™ and Restasis® under the terms of its collaborative agreements with Allergan, Inc. (“Allergan”). Royalty revenue from these products may be the only product revenue the Company receives in 2004, and Allergan has significant influence over the commercial success of these products. Accordingly, the Company’s future revenues will be dependent on the acceptance of these products by patients and eye care professionals and Allergan’s performance under these agreements. In addition, during the foreseeable future the Company’s trade receivables will be concentrated with Allergan.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the balance sheet. Management of the Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies and money market investments. To minimize the exposure due to adverse shifts in interest rates, the Company currently maintains a portfolio of investments with an average maturity of less than 12 months at December 31, 2003. The Company keeps all of its cash deposits in financial institutions in the United States.

Risks from third party manufacturing concentration

The Company relies on single source manufacturers for each of its products and product candidates. Accordingly, it has little control over the manufacture of products, for which it will receive royalties, and over the overall product supply chain.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB No. 28 to require disclosure about those effects in interim financial information. The provisions of SFAS No. 148 are required to be applied to fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) be consolidated into the financial statements of the company that has controlling financial interest. FIN No. 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The Company adopted these provisions, as required, with respect to VIEs created after January 31, 2003. The effective date for applying the provisions of FIN No. 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003 has been deferred and will be effective as of March 31, 2004 except for interests in special purpose entities. The Company does not have interests in special purpose entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements,” and SFAS No. 65, “Accounting for Certain Mortgage Banking Activities,” SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” SFAS No. 95, “Statement of Cash Flows,” and SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities.” The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

financial position certain financial instruments with characteristics of debt and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies the obligation of the issuer. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity. The adoption of SFAS No. 150 did not have a significant impact on the Company’s financial position or results of operations.

In December 2003, the FASB revised SFAS No. 132-R “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132-R revises employer’s disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87 “Employers’ Accounting for Pensions,” SFAS No. 88 “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106 “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” This revision retains the disclosure requirements contained in the original SFAS No. 132 and provides additional disclosures about assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The provisions of SFAS No. 132-R are effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS No. 132-R did not have a material impact on the Company’s financial position or results of operations.

3. Marketable Securities

A summary of the fair market value of investments by classification is as follows:

	December 31,
	2003	2002
United States Government obligations	$40,127	$4,001
Restricted deposits	515	—
Preferred stock	200	500

	$40,842	$4,501

Maturities of debt securities at fair market value are as follows:

	December 31,
	2003	2002
Less than one year	$37,130	$4,001
One to five years	2,997	—

	$40,127	$4,001

Gross realized and unrealized holding gains and losses for the years ended December 31, 2003, 2002 and 2001 were not significant, with the exception of a $300 realized loss on the Company’s write-down on its strategic investment in Parion Sciences, Inc. in 2003.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

4. Property and Equipment

Property and equipment consist of the following:

	Useful Life (Years)	December 31,
		2003	2002
Equipment	5	$3,004	$2,337
Leasehold improvements	Lesser of lease term or 5 years	1,066	893
Computer hardware	3	761	462
Software	5	708	371
Furniture and fixtures	7	688	500

		6,227	4,563
Less—accumulated depreciation		(4,135)	(3,502)

Property and equipment, net		$2,092	$1,061

Depreciation expense was $680, $633 and $637 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company leases certain assets under capital lease agreements. The book value of assets under capital leases at December 31, 2003 and 2002 was approximately $677 and $345, respectively. Accumulated depreciation for assets under capital leases at December 31, 2003 and 2002 was $895 and $709, respectively.

5. Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2003	2002
Research costs	$1,112	$515
Compensation and benefits	479	189
Professional fees	327	160
Duties and taxes	215	73
Other	81	—

	$2,214	$937

The carrying value of accrued expenses approximates fair value because of their short-term maturity.

6. Income Taxes

The Company had no federal, state or foreign income tax expense for the years ended December 31, 2003, 2002 and 2001 because the Company generated net operating losses during such periods.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2003	2002
Current deferred tax assets:
Accrued expenses	$561	$—
Compensation related items	128	72
Deferred revenue	—	848
Noncurrent deferred tax assets:
Domestic net operating loss carryforwards	42,828	31,471
Research and development credits	8,520	6,476
Stock-based compensation	1,689	1,956
Fixed and intangible assets	1,607	1,302
Contributions	220	138

Total deferred tax assets	55,553	42,263
Valuation allowance for deferred assets	(55,553)	(42,263)

Deferred tax assets	—	—

At December 31, 2003 and 2002, the Company has provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The increase in valuation allowance of $13,290 during the year ended December 31, 2003 resulted primarily from the generation of additional net operating loss carryforwards.

As of December 31, 2003, the Company had federal and state net operating loss carryforwards of $110,375 and $116,379, respectively. The net operating loss carryforwards expire in various amounts starting in 2008 and 2010 for federal and state tax purposes, respectively. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though its net operating loss carryforwards exceed its taxable income. Additionally, as of December 31, 2003 and 2002, the Company has federal research and development and orphan drug credit carryforwards of $8,520 and $6,476, respectively. The credit carryforwards expire in varying amounts starting in 2010.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

	Years Ended December 31,
	2003	2002	2001
United States Federal tax at statutory rate	$(10,674)	$(8,396)	$(7,866)
State taxes (net of Federal benefit)	(1,439)	(1,145)	(993)
Change in valuation reserve	13,290	12,269	10,330
Research and development credit	(2,044)	(3,033)	(1,868)
Nondeductible expenses due to credits	335	115	279
Other nondeductible expenses	532	190	118

Provision for income taxes	$—	$—	$—

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

7. Stockholders’ Equity

Sales of Preferred Stock

In March 1995, the Company issued 8,389 shares of Series A Preferred to a group of venture capital investors at a price per share of $1.00 which resulted in net proceeds to the Company of $8,289. In addition, bridge loans from the Series A Preferred investors totaling $811, including accrued interest, were converted into 811 shares of Series A Preferred, using a conversion price of $1.00 per share.

In June and September 1997, the Company issued 10,866 shares of Series B Preferred to a group of venture capital investors at a price per share of $1.20 which resulted in net proceeds to the Company of $12,966.

In September 1998, the Company issued 375 shares of Series C Preferred to Kissei Pharmaceutical Co. Ltd. (“Kissei”), at a price per share of $2.40 which resulted in proceeds to the Company of $900, in conjunction with a collaboration agreement relating to the development of INS365 Respiratory.

In December 1998, the Company issued 417 shares of Series D Preferred to Santen Pharmaceutical Co., Ltd. (“Santen”), at a price per share of $3.60 which resulted in proceeds to the Company of $1,500, in conjunction with a collaboration agreement relating to the development of diquafosol.

In July and October 1999, the Company issued 6,202 shares of Series E Preferred stock to a group of venture capital investors at a price per share of $2.00 which resulted in net proceeds to the Company of $11,406.

In December 1999, the Company issued 833 shares of Series G Preferred to Genentech, Inc. (“Genentech”), at a price per share of $12.00 which resulted in proceeds to the Company of $10,000 in conjunction with a collaboration agreement.

Prior to the IPO, the holders of Series A Preferred, Series B Preferred, Series C Preferred and Series E Preferred were entitled to receive dividends equal to any dividends paid on common stock. The holders of Series G Preferred were entitled to cumulative dividends at the prime rate plus 1% of the Series G preferred preference amount calculated on a per share basis.

Rights Agreement

In October 2002, the Company entered into a Rights Agreement with Computershare Trust Company. The Rights Agreement provides for a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock. Each right entitles a stockholder, after the rights become exercisable, to buy 1/1,000th of a share of Inspire’s Series H Preferred Stock at an exercise price of $50. Each right will become exercisable following the tenth day after an acquiring person or group acquires, or announces its intention to acquire, 15% or more of the common stock. The Company will be entitled to redeem the rights at $0.001 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 15% or more of the common stock. Under the Rights Agreement, if a person acquires 15% or more of the common stock without the approval of the Company’s Board of Directors, all other stockholders will have the right to purchase securities from Inspire at a price that is less than its fair market value, which would substantially reduce the value of the common stock owned by the acquiring person. As a result, the rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by the Company at the redemption price of $0.001 prior to the occurrence of a distribution date.

Sales of Common Stock

On August 2, 2000, the Company’s Registration Statement on Form S-1, as amended, registering 6,325 shares of common stock was declared effective by the Securities and Exchange Commission and permitted the Company to sell shares of common stock in its IPO. On August 8, 2000, the Company sold 5,500 shares of common stock at the IPO for $12.00 per share which resulted in proceeds to the Company of $66,000. On September 5, 2000, the Company sold an additional 825 shares of common stock pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross proceeds of $9,900. Total stock issuance costs related to the IPO and exercise of the over-allotment option was $6,713.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

At the IPO, all 26,685 shares of Series A preferred stock (“Series A Preferred”), Series B preferred stock (“Series B Preferred”), Series D preferred stock (“Series D Preferred”) and Series E preferred stock (“Series E Preferred”) converted into 15,248 shares of common stock at a 1-for-1.75 conversion ratio. The 375 shares of Series C preferred stock (“Series C Preferred”) converted into 214 shares of common stock at a 1-for-1.75 conversion ratio plus an additional 6 shares of common stock were issued to the Series C preferred stockholders as a result of their anti-dilution protection. Additionally, 833 shares of Series G preferred stock (“Series G Preferred”) converted into 476 shares of common stock plus an additional 53 shares of common stock were received by the Series G preferred stockholders in payment of accrued dividends of $634.

In March 2003, the Company sold 5,750 shares of common stock, including the underwriters’ over-allotment allocation, in a public offering at a price of $13.50 per share. The proceeds from the offering, net of applicable issuance costs and expenses, totaled approximately $72,600.

The holders of common stock shall be entitled to receive dividends from time to time as may be declared by the Board of Directors, but a common stock dividend has never been declared. The holders of shares of common stock are entitled to one vote for each share held with respect to all matters voted on by the stockholders of the Company.

8. Options and Warrants

Options

During 1995, the Company adopted the 1995 Stock Plan, which provided for the grant of up to 1,006 options to directors, officers, employees and consultants. In April 1999, the Plan was amended and restated, and is now the Amended and Restated 1995 Stock Plan, as amended (the “Plan”). The option pool was increased to 5,229 shares on September 28, 2001 and to 6,429 shares on December 14, 2001. Under the Plan, both incentive and non-qualified stock options, as well as restricted stock, may be granted. The Board of Directors, or an appropriate committee of the Board of Directors, shall determine the terms, including exercise price and vesting schedule, of all options at their grant date, provided that for incentive stock options, such exercise price shall not be less than the fair market value of the Company’s stock on the date of grant. At December 31, 2003, there were 732 options available for grant under the Plan.

The maximum term for an option grant is ten years from the date of the grant. Options granted under the plan generally vest 25% upon completion of one full year of employment and on a monthly basis over the following three years. Vesting typically begins on the date of hire for new employees and on the date of grant for existing employees.

The following table summarizes the stock option activity for the Plan:

	Number of Shares	Weighted Average Exercise Price (per share)
Options outstanding, December 31, 2000	1,770	$4.872
Granted	741	10.640
Exercised	(145)	(0.471)
Forfeited	(12)	(9.707)

Options outstanding, December 31, 2001	2,354	6.931
Granted	970	3.379
Exercised	(103)	(0.240)
Forfeited	(96)	(8.947)

Options outstanding, December 31, 2002	3,125	5.985
Granted	1,443	17.386
Exercised	(237)	(2.985)
Forfeited	(118)	(4.960)

Options outstanding, December 31, 2003	4,213	$10.092

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

The following table summarizes information concerning options outstanding at December 31, 2003:

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable
Exercise Price range (per share):
$ 0.123 - $ 1.750	716	$0.430	4.89	715
$ 2.760 - $ 3.960	842	3.421	9.21	203
$ 7.810 - $12.000	850	10.422	6.92	643
$12.250 - $15.820	724	13.728	8.35	292
$16.200 - $18.940	752	18.448	9.79	25
$20.000 - $20.300	329	20.243	9.22	50

	4,213	$10.092	7.97	1,928

The weighted average exercise price (per share) of options granted during 2003, 2002 and 2001 was $17.386, $3.379 and $10.640, respectively.

SFAS No. 123, “Accounting for Stock-Based Compensation” requires the Company to disclose pro forma information regarding option grants made and warrants issued to its employees.

Common Stock Warrants

In connection with a consulting agreement, the Company issued 11 warrants on January 29, 1999 to purchase shares of the Company’s common stock with an exercise price of $4.20 per share. The warrants had an estimated value of $31 at the date of issuance as calculated using the Black-Scholes model in accordance with SFAS No. 123. The warrants are exercisable prior to the tenth anniversary of the grant date.

In connection with the sale of the Series G Preferred and the collaboration agreement entered into with Genentech on December 17, 1999, the Company issued warrants which entitle the holder to purchase 254 shares of common stock with an exercise price of $7.88 per share. The warrants had an estimated value of $1,782 at the date of issuance as determined using the Black-Scholes model which was deferred and recorded in other assets and was amortized to research and development expense over the period of the Company’s research and development commitment. The warrants are exercisable prior to December 17, 2004.

In connection with the sale of stock to Genentech, the Company issued warrants on October 2, 2000 which entitle the holder to purchase 25 shares of common stock with an exercise price of $7.88 per share. The warrants had an estimated value of $577 at the date of issuance as determined using the Black-Scholes model, which was deferred and recorded as other assets and was amortized to research and development expense over the period of the Company’s research and development commitment. The warrants are exercisable prior to December 17, 2004.

During 2003, common stock warrants were exercised for 5 shares of common stock.

Outstanding warrants to purchase the Company’s common stock at December 31, 2003 are as follows:

Number of Warrants	Exercise Price (per share)
6	$4.20
279	$7.88

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

9. Collaboration Agreements

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

Upon the signing of the Kissei Agreement, Kissei purchased 375 shares of the Company’s Series C Preferred for $900 or $2.40 per share. In addition, the Company received a non-refundable up front license fee of $3,600 which the Company recorded as license revenue over the term of its research and development commitment, which ended in November 2002 as a result of the termination of the agreement. Upon termination of the agreement, Kissei returned to Inspire all rights to INS365 Respiratory. During the term of the agreement Inspire received an aggregate of $7,285 in equity, upfront, milestone and employee reimbursement payments from Kissei. The milestones and upfront payments are non-refundable.

On December 16, 1998, the Company entered into a Development, License and Supply Agreement (the “Santen Agreement”) with Santen to complete the development of diquafosol for the therapeutic treatment of ocular surface diseases. Santen received an exclusive license to diquafosol in Japan, China, South Korea, the Philippines, Thailand, Vietnam, Taiwan, Singapore, Malaysia and Indonesia in the field. Under the terms of the Santen Agreement, Santen will develop, commercialize, and market diquafosol in the geographical areas mentioned above. The Company retains the right to manufacture and supply diquafosol in bulk drug substance form to Santen.

Upon the signing of the Santen Agreement, Santen purchased 417 shares of the Company’s Series D Preferred for $1,500 or $3.60 per share. In addition, depending on whether all milestones under the Santen Agreement are met, the Company could receive milestone payments of up to $4,750. As of December 31, 2003, the Company has received $500 of these contingent development milestones. In addition, the Company will receive royalties on net sales of diquafosol by Santen. No milestone payments were received under the Santen Agreement during 2003, 2002 or 2001.

The Santen agreement will terminate when all patents licensed under the agreement have expired. Either Santen or the Company may terminate the agreement if the other materially breaches the agreement. In addition, the Company has the right to terminate the agreement at any time if the Company determines, subject to the coordinating committee’s review and arbitration, that Santen has not made reasonably sufficient progress in the development or commercialization of products. If Santen breaches the agreement, or if the Company terminates the agreement because Santen has not made sufficient progress, Santen’s license will terminate. Santen will provide the Company with all data and information relating to the Company’s products, and will assign or permit it to cross-reference all regulatory filings and approvals.

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

The Genentech Agreement provided that Genentech would pay the Company a non-refundable, non-creditable, up-front payment of $5,000 upon execution, which the Company recorded as license revenue over the term of its research and development commitment, which ended in November 2001 as a result of the termination of the agreement.

Upon the signing of the agreement, Genentech purchased 833 shares of Series G Preferred for $12.00 per share or an aggregate purchase price of $10,000 and Genentech was issued 254 warrants to purchase shares of the Company’s common stock with an exercise price of $7.88 per share. In addition, upon the occurrence of certain milestone events, the Company was obligated to sell, and Genentech was obligated to purchase: (i) up to $2,000 of the Company’s common stock, at a per share price determined, using the 20-day trailing average close price of the Company’s common stock as quoted on an established stock exchange, and (ii) Genentech would have been issued warrants for up to 51 shares of the Company’s common stock at an exercise price of $7.88 per share.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

On December 20, 2000, upon achievement of a technical milestone the Company sold 65 shares of common stock to Genentech at $15.40 per share and issued warrants which entitle the holder to purchase 25 shares of common stock with an exercise price of $7.88.

On June 20, 2001, Genentech notified the Company that they were terminating the agreement, effective November 2001, and returned all rights for use of INS365 Respiratory and other related P2Y2 agonists at no charge. The decision to return the product rights was based on a strategic review by Genentech of its overall development portfolio. The Company received in excess of $16,000 in equity and cash payments during the collaboration.

On September 12, 2000, the Company entered into a License Agreement (the “Kirin Agreement”) with Kirin Brewery Co., Ltd., Pharmaceutical Division (“Kirin”) to complete the development and commercialization of INS316 Diagnostic to aid in the diagnosis of lung cancer. Kirin received an exclusive license to INS316 Diagnostic in twenty-one Asian countries and regions (“the Territory”) in the field. Under the terms of the Kirin Agreement, Kirin will develop, manufacture, commercialize, and market INS316 Diagnostic in the Territory.

Upon the signing of the Kirin Agreement, the Company received a non-refundable up front license fee of $2,000 which the Company recognized as license revenue over the term of the Company’s research and development commitment. In addition, depending on whether all milestones under the Kirin Agreement are met, the Company could receive milestone payments of up to $7,000 based on clinical success. Upon commercialization, the Company will receive royalties on net sales of INS316 Diagnostic by Kirin within the Territory.

The agreement will terminate as to a product on the later of the 10th anniversary of the first commercial sale of the product or the date on which the sale of the product ceases to be covered by a valid claim of any patent licensed under the agreement. Either Kirin or the Company may terminate the agreement if the other materially breaches the agreement. In addition, Kirin has the right, by giving Inspire 180 days prior notice, to terminate the agreement at any time.

In June 2001, the Company entered into a Joint License, Development and Marketing Agreement with Allergan to develop and commercialize diquafosol which included the right to co-promote Allergan’s Restasis®, each for dry eye disease, and amended this agreement in December 2003, in connection with the execution of the Elestat™ co-promotion agreement solely to reduce the royalty rates due on net sales of Restasis®. Under the terms of the amended agreement, Allergan obtained an exclusive license to develop and commercialize diquafosol worldwide, with the exception of Japan and nine other Asian countries covered by Inspire’s agreement with Santen. In return, Inspire received an up-front payment of $5,000 on execution of the agreement and has received $6,000 in milestone payments. Inspire can also receive up to an additional $28,000 in milestone payments assuming the successful completion of all the remaining milestones. The Company will also receive royalty payments from Allergan on sales, if any, of both diquafosol and on Allergan’s Restasis® worldwide, excluding most larger Asian markets. In December 2002, Restasis® was approved for sale by the FDA and the Company is entitled to receive royalties on sales of Restasis® in April 2004. In the third quarter of 2003, the Company exercised its right under the agreement to co-promote diquafosol and Restasis®.

The Company is responsible for conducting, in collaboration with Allergan, the Phase III clinical trials for diquafosol for dry eye disease and for United States New Drug Application filing and approval. Allergan is responsible for all other development activities under the agreement, including all development outside the United States and in its territories, and for ex-United States regulatory submissions, filings, and approvals relating to products. Allergan is responsible for all commercial costs except for the cost of Inspire’s sales force in the United States. Allergan is required to use commercially reasonable efforts to conduct development, seek regulatory approvals and market and sell the products. The agreement will be in effect until all patents licensed under the agreement have expired, unless terminated earlier.

In October 2002, the Company entered into a study funding agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), whereby the majority of the expenses for a Phase II INS37217 Respiratory proof-of-concept clinical trial are funded by the CFFT, but the Company also records the corresponding expenses and liabilities as the CFFT incurs these costs. If the Company receives FDA approval for INS37217 Respiratory for the treatment of cystic fibrosis, the Company will be obligated to pay a development milestone, and possibly a sales milestone, to the CFFT. The aggregate milestones under this agreement could exceed $14,000. If it does not receive FDA approval, the Company will have no financial obligation to the CFFT, including the Phase II clinical trial costs the CFFT is currently funding on its behalf. As of December 31, 2003, the Company has recorded $1,325 of contingent liabilities in “Other long-term liabilities” associated with this agreement.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

In December 2003, the Company entered into an agreement with Allergan to co-promote Elestat™ to ophthalmologists, optometrists and allergists in the United States. Elestat™ was approved by the FDA in October 2003 for the prevention of itching associated with allergic conjunctivitis. Inspire will have the primary responsibility for selling, promotional and marketing activities of Elestat™ in the United States, and will be responsible for the associated costs. Allergan records Elestat™ sales and remains responsible for all other product costs. Allergan also retains the licensing rights relating to promotion of Elestat™ to prescribers other than ophthalmologists, optometrists and allergists; but the Company has a right of first refusal to obtain such rights in the event Allergan decides to engage a third party to undertake such activities. Under the terms of the agreement, Inspire paid Allergan an up-front payment and Allergan will pay a royalty to Inspire on United States Elestat™ net sales; except in the event that a third party is engaged by Allergan to promote Elestat™ to prescribers outside Inspire’s field, in which case Inspire will be paid a proportionate share of United States Elestat™ net sales based upon filled prescriptions written by ophthalmologists, optometrists and allergists.

10. License Agreements

On March 10, 1995, the Company licensed the rights to the patent for a Method of Treating Lung Disease with Uridine Triphosphates which covers INS316 Diagnostic from UNC. In connection with this license agreement, the Company paid $65 in license initiation fees and issued 298 shares of common stock with an estimated value at the date of issuance of $36 or $0.12 per share and has agreed to make milestone payments totaling up to $1,000. As of December 31, 2003, the Company has paid $500 of these contingent milestones. A $10 license preservation payment was made during each of 2003 and 2002.

On September 1, 1998, the Company licensed the rights to the patents for a Method of Treating Cystic Fibrosis with Dinucleotides, a Method of Treating Bronchitis with Uridine Triphosphates and related compounds, and a Method of Treating Ciliary Dyskinesia with Uridine Triphosphates and related compounds, which cover INS365 Respiratory, from UNC. In connection with this license agreement, the Company paid $15 in license initiation fees and issued 29 shares of common stock with an estimated value at the date of issuance of $90 or $3.15 per share and has agreed to pay milestone payments totaling $160. The Company made license preservation payments of $5 during each of 2003 and 2002.

In January 2002, the Company licensed the rights to the patent for Composition and Method for Initiating Platelet Aggregation from UNC. In connection with this license agreement, the Company paid $25 in license initiation fees and has agreed to pay milestone payments totaling $50.

If the Company fails to meet performance milestones relating to the timing of regulatory filings or pay the minimum annual payments under its respective UNC licenses, UNC may terminate the applicable license.

In connection with the license agreements with UNC, the Company has agreed to pay royalties based on net sales of certain Licensed Products (as defined in the license agreements).

The Company enters into sponsored research and development and clinical trial agreements with UNC on an annual basis whereby direct and indirect costs, as defined, are reimbursed by the Company.

11. Debt and other Commitments

The Company is obligated under master capital lease agreements for furniture, equipment, and computers, for which the underlying furniture, equipment and computers serve as collateral. The lease terms under these master lease agreements expire between 30 to 48 months from the date of inception and have interest rates ranging from 7.5% to 13.9%. The Company also has operating leases for vehicles, facilities and office equipment that extend through January 2009 and are subject to voluntary renewal options.

In addition, the vehicle lease agreement requires the Company to maintain a Standby Letter of Credit in the amount of $515 during the term of the lease for which an equivalent amount of the Company’s cash and investments are held in a restricted account. The vehicle lease agreement also requires the vehicles under lease serve as collateral for the obligation. Maintenance of the Standby Letter of Credit is subject to an annual review and, when necessary, the amount is subject to adjustment based on the obligation outstanding and the Company’s financial position and operating results.

On August 25, 2003, the Company entered into a short-term financing agreement with a financial institution to finance certain insurance policy premiums, whereby $619 was financed for nine months at an annual percentage rate of 3.75%.

Facility rent expense for operating leases during 2003, 2002 and 2001 was $363, $376 and $319, respectively.

Future minimum lease payments under capital and non-cancelable operating leases with remaining lease payments as of December 31, 2003 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2004	$365	$810
2005	179	772
2006	179	690
2007	179	445
Thereafter	15	9

Total minimum lease payments	917	$2,726
Less amount representing interest	123

Present value of net minimum capital lease payments	794
Less current portion of capital lease obligations	312

Capital lease obligations, excluding current portion	$482

The carrying value of the Company’s capital lease obligations and other debt obligations at December 31, 2003 and 2002 approximate their fair value as the interest rates on these obligations approximate rates available in the financial market at such dates.

The Company enters into contractual commitments or purchase arrangements with various clinical research organizations, manufacturers of active pharmaceutical ingredients and drug product and others. The amount of these financial commitments totaled approximately $2,103 at December 31, 2003. In addition, the Company has other contractual commitments outside of drug development under arrangements which totaled approximately $1,920 at December 31, 2003. These amounts may vary dependent upon the results of underlying studies, the completion of studies and/or projects and certain other variable components that may yield a result that differs from management’s estimate. As of December 31, 2003, the Company’s existing license, collaboration and sponsored research agreements require future cash payments upon the achievement of future milestones. In the aggregate, these agreements require payments of up to $12,360 assuming the achievement of all development milestones, up to $4,000 assuming the achievement of all sales milestones and up to $200 assuming the achievement of all research milestones. Amounts payable by the Company under these agreements are uncertain and are contingent on a number of factors, including the progress of its discovery and drug development programs, its ability to obtain regulatory approvals, and the commercial success of its approved products. Additionally, the Company is obligated to pay royalties on net sales, if any, of certain product candidates currently in its portfolio. Some of the Company’s license agreements require minimum annual license preservation fees.

12. Employee Benefit Plan

The Company has adopted a 401(k) Profit Sharing Plan (“the 401(k) Plan”) covering all qualified employees on August 1, 1995. Participants may elect a salary reduction of 1% to the IRS allowed maximum as a tax-deferred contribution to the 401(k) Plan. The 401(k) Plan permits discretionary employer contributions. If employer discretionary contributions are implemented, participants will begin vesting 100% immediately in such contributions.

In 2003, 2002 and 2001 the Company elected a safe harbor contribution at 3.0% of annual compensation. These safe harbor contributions total $231, $149 and $147 for the years ended December 31, 2003, 2002 and 2001. All Company safe harbor contributions vest 100% immediately.

INSPIRE PHARMACEUTICALS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

13. Quarterly Financial Data (unaudited)

2003	First	Second	Third	Fourth	Total
Revenue	$1,100	$4,100	$—	$—	$5,200
Net loss available to common stockholders	(7,747)	(6,618)	(7,942)	(9,088)	(31,395)
Net loss per common share—basic and diluted	$(0.29)	$(0.21)	$(0.25)	$(0.29)	$(1.03)

2002	First	Second	Third	Fourth	Total
Revenue	$1,083	$1,350	$1,350	$1,100	$4,883
Net loss available to common stockholders	(4,759)	(5,949)	(5,466)	(8,519)	(24,693)
Net loss per common share—basic and diluted	$(0.18)	$(0.24)	$(0.21)	$(0.33)	$(0.96)

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 26, 2002).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.4	Amended and Restated Bylaws, as adopted September 9, 2003. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2003).

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

4.2	Rights Agreement, dated as of October 21, 2002, between the Company and Computershare Trust Company, which includes the form of Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. as Exhibit “A”, the form of Rights Certificate as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock as Exhibit “C” (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2002).

10.1†	Amended and Restated 1995 Stock Plan, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.2†	Form of Incentive Stock Option. (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.3†	Form of Non-statutory Stock Option. (Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.4*	Sponsored Research Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, effective March 10, 1995. (Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.5*	Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, dated March 10, 1995. (Incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.6	Lease between Inspire Pharmaceuticals, Inc. and Imperial Center, Limited Partnership regarding Royal Center I, Durham, North Carolina, dated as of May 17, 1995, as amended. (Incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.7	Master Lease Agreement between Inspire Pharmaceuticals, Inc. and Comdisco, Inc., dated October 13, 1995, as amended. (Incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.8	Lease Agreement between Inspire Pharmaceuticals, Inc. and Petula Associates Ltd. regarding Royal Center II, Durham, North Carolina, dated as of December 30, 1997. (Incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.9	Sublease Agreement between ICAgen, Inc. and Inspire Pharmaceuticals, Inc. regarding premises located at 4222 Emperor Boulevard, Suite 500, Durham, North Carolina, dated September 22, 1997 and extension of Sublease Agreement dated February 14, 2000. (Incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.10*	Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and The University of North Carolina at Chapel Hill, dated September 1, 1998. (Incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.11*	Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998. (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.12	Registration Rights Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998. (Incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.13*	Warrant Agreement between Inspire Pharmaceuticals, Inc. and Genentech, Inc., dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.14	Amended and Restated Investors’ Rights Agreement among Inspire Pharmaceuticals, Inc. and the holders of Series A, B, E and G Preferred Stock of the Company dated as of December 17, 1999. (Incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.15†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000. (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.16†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Gregory J. Mossinghoff dated February 4, 2000. (Incorporated by reference to Exhibit 10.25 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.17†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000. (Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.18†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000. (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.19	Master Agreement between Inspire Pharmaceuticals, Inc. and ClinTrials BioResearch Ltd. dated as of December 23, 1999. (Incorporated by reference to Exhibit 10.29 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.20†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Richard M. Evans dated February 10, 2000. (Incorporated by reference to Exhibit 10.30 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.21*	License Agreement between Inspire Pharmaceuticals, Inc. and Kirin Brewery Company, Ltd., Pharmaceutical Division, dated as of September 12, 2000. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2000).

10.22†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Bennett dated February 27, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001).

10.23	Sublease between Inspire Pharmaceuticals, Inc. and Circuit City Stores, Inc., dated as of May 7, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001).

10.24†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001).

10.25*	License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2001).

10.26*	Study Funding Agreement, dated as of October 3, 2002, between Inspire Pharmaceuticals, Inc. and The Cystic Fibrosis Foundation Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2002).

10.27	First Amendment to Lease Agreement between Inspire Pharmaceuticals, Inc. and Royal Center Two IC, LLC for Royal Center Two, Durham, North Carolina, dated as of June 28, 2002. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

10.28	Third Amendment to Lease Agreement between Inspire Pharmaceuticals, Inc. and Royal Center One IC, LLC for Royal Center One, Durham, North Carolina, dated as of June 28, 2002. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

10.29	Underwriting Agreement by and between the Company and Deutsche Bank Securities and U.S. Bancorp Piper Jaffray Inc. dated March 13, 2003. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 14, 2003).

10.30	Second Amendment To Lease between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC dated as of June 6, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.31†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.32†	Form of Inspire Pharmaceuticals, Inc. Director Non-Statutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.33**	First Amendment to License, Development and Marketing Agreement, dated December 8, 2003, between Inspire Pharmaceuticals, Inc. and Allergan, Inc. and Allergan Sales, LLC and Allergan Pharmaceuticals Holdings (Ireland) Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

10.34**	Elestat (Epinastine) Co-Promotion Agreement, entered into as of December 8, 2003, by and between Allergan Sales, LLC and Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

10.35†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II, dated May 16, 2003.

10.36	Second Amendment to Sublease and Consent between ICAgen, Inc., Inspire Pharmaceuticals, Inc. and Imperial Center Partnership and Petula Associates, Ltd., dated August 13, 2003.

10.37†	Amended and Restated Director Compensation Policy.

10.38	Master Lease Agreement between GE Capital Fleet Services and Inspire Pharmaceuticals, Inc., dated as of November 18, 2003, and related documentation.

10.39	Master Security Agreement between General Electric Capital Corporation and Inspire Pharmaceuticals, Inc., dated as of November 12, 2003, and related documentation.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the President, Secretary and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.
**	Confidential treatment has been requested with respect to a portion of this Exhibit.
†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.