Form 10-Q
period 2004-03-31
INSPIRE PHARMACEUTICALS INC
filed 2004-05-10
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004, there were 31,951,512 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

INSPIRE PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

	(Unaudited) March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$38,042	$34,324
Investments	20,262	37,130
Allergan receivable	1,258	—
Prepaid expenses	1,399	1,389
Other assets	207	207

Total current assets	61,168	73,050

Property and equipment, net	2,478	2,092
Investments	4,712	3,712
Other assets	767	824

Total assets	$69,125	$79,678

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$3,153	$4,003
Accrued compensation and benefits	1,536	479
Accrued expenses	1,888	1,735
Notes payable and capital leases	451	602
Deferred revenue	853	—

Total current liabilities	7,881	6,819

Capital leases – noncurrent	903	482
Other long-term liabilities	1,471	1,325

Total liabilities	10,255	8,626

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 60,000 shares authorized; 31,952 and 31,847 shares issued and outstanding, respectively	32	32
Additional paid-in capital	198,579	198,393
Other comprehensive (loss) income	(219)	(279)
Accumulated deficit	(139,522)	(127,094)

Total stockholders’ equity	58,870	71,052

Total liabilities and stockholders’ equity	$69,125	$79,678

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
Revenues:
Revenue from product co-promotion	$609	$—
Collaborative research agreements	—	1,100

Total revenue	609	1,100
Operating expenses:
Research and development	5,149	7,116
Selling and marketing	5,938	356
General and administrative	2,186	1,482

Total operating expenses	13,273	8,954

Loss from operations	(12,664)	(7,854)

Other income (expense):
Interest income	334	120
Interest expense	(17)	(13)
Loss on investments	(81)	—

Other income	236	107

Net loss	$(12,428)	$(7,747)

Basic and diluted net loss per common share	$(0.39)	$(0.29)

Common shares used in computing basic and diluted net loss per common share	31,902	26,654

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(12,428)	$(7,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	52	—
Depreciation of fixed assets	210	146
Amortization of deferred compensation	—	147
Loss on investments	81	—
Changes in operating assets and liabilities:
Receivables	(1,258)	—
Prepaid expenses	(10)	117
Other assets	5	—
Accounts payable	(850)	128
Accrued expenses	1,356	680
Deferred revenue	853	(1,100)

Net cash used by operating activities	(11,989)	(7,629)

Cash flows from investing activities:
Purchase of investments	(11,406)	(3)
Proceeds from sale of investments	27,253	4,002
Purchases of property and equipment	(26)	(411)

Net cash provided by investing activities	15,821	3,588

Cash flows from financing activities:
Issuance of common stock, net	186	72,719
Payments on notes payable and capital lease obligations	(300)	(78)

Net cash (used) provided by financing activities	(114)	72,641

Increase in cash and cash equivalents	3,718	68,600
Cash and cash equivalents, beginning of period	34,324	27,128

Cash and cash equivalents, end of period	$38,042	$95,728

Supplemental disclosure of non-cash investing and financing activities: The Company acquired property and equipment through the assumption of capital lease obligations amounting to $570 and $0 during the three months ended March 31, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

1. Organization

Inspire Pharmaceuticals, Inc. (the “Company” or “Inspire”) was incorporated in October 1993 and commenced operations in March 1995 following the Company’s first substantial financing and licensing of initial technology from The University of North Carolina at Chapel Hill (“UNC”). Since that time, Inspire has been engaged in the discovery, development and commercialization of novel pharmaceutical products. In January 2004, Inspire began commercial operations and is co-promoting two products, ElestatTM and Restasis®, in the United States. Prior to January 2004, Inspire was considered a development stage company. Inspire is located in Durham, North Carolina, adjacent to the Research Triangle Park.

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through the second quarter of 2005. Continuation of its operations beyond that date will require the Company to either raise additional capital through equity or debt financings or from other sources. The Company has recorded revenue from product co-promotion in 2004, but will continue to incur operating losses until revenues reach a level sufficient to support ongoing operations.

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Net Loss Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of diluted earnings per share for the three months ended March 31, 2004 and 2003 does not include 1,419 and 1,567, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Deferred Compensation and Stock Options

The Company accounts for deferred compensation based on the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference between the estimated fair value of the Company’s common stock at the date of grant and the exercise price of the stock option is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three months ended March 31, 2004 and 2003.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years for employee stock option grants and three years (the applicable term in office) for Board of Director stock option grants. The Company recognized $0 and $147 of stock based compensation related to amortization of deferred compensation during the three months ended March 31, 2004 and 2003, respectively. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

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

For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS No. 123, its pro forma net loss and net loss per common share would have been as follows:

	Three Months Ended March 31,
	2004	2003
Net loss – as reported	$(12,428)	$(7,747)
Compensation expense included in reported net loss	—	147
Pro forma adjustment for compensation expense	(2,154)	(1,012)

Net loss – pro forma	$(14,582)	$(8,612)

Net loss per common share – as reported	$(0.39)	$(0.29)

Net loss per common share – pro forma	$(0.46)	$(0.32)

Manufacturing and Concentration of Receivables Risk

The Company relies on single source manufacturers for each of its products and product candidates. Accordingly, it has little control over the manufacture of products for which it will receive revenue and over the overall product supply chain.

All revenues recognized and recorded in 2004 and 2003 were from Allergan, Inc. (“Allergan”). The Company is entitled to receive product co-promotion payments on “Net Sales” of ElestatTM and Restasis® under the terms of its collaborative agreements with Allergan, and, accordingly, all trade receivables are concentrated with

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products. The Company’s future revenues will be dependent on the acceptance of these products by patients and eye care professionals and Allergan’s performance under these agreements.

Revenue Recognition

The Company recognizes revenue from product co-promotion based on Net Sales for ElestatTM as defined in the co-promotion agreement, and as reported by its collaborative partner, Allergan. Accordingly, the Company’s co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of the co-promotion agreement. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreement provides for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreement. Under the co-promotion agreement, the Company is obligated to meet predetermined minimum annual Net Sales performance levels. If the annual minimum is not satisfied, the Company receives an escalating percentage of Net Sales based upon predetermined calendar year Net Sales target levels. To date, the Company has recognized only those revenues associated with targeted Net Sales levels achieved as of the current quarter calendar year period, or the three months ending March 31, 2004. Amounts contractually due from Allergan in excess of recorded co-promotion revenues are accounted for as deferred revenue and will be realized in subsequent calendar year quarters as the Company achieves greater Net Sales levels.

The Company recognizes milestone revenue under the collaborative research and development agreements when Inspire has performed services under such agreements or when Inspire or its collaborative partner has met a contractual milestone triggering a payment to the Company. Non-refundable fees received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon achievement of development milestones by Inspire or its collaborative partners. The Company recognizes milestone payments as revenues ratably over the remaining period of its research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that the Company has fulfilled its research and development commitment. This period is based on estimates by management and the progress towards milestones in the Company’s collaborative agreements. The estimate is subject to revision as the Company’s development efforts progress and the Company gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause the Company’s revenue to fluctuate from period to period.

Other Comprehensive Loss

Other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $219 and $279 of unrealized loss on its investments that is classified as other comprehensive income and is disclosed as a component of stockholders’ equity at March 31, 2004 and December 31, 2003, respectively.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Comprehensive loss consists of the following components for the three month period ended March 31,:

	2004	2003
Net loss	$(12,428)	$(7,747)
Unrealized loss on marketable securities	(219)	(1)

Total comprehensive loss	$(12,647)	$(7,748)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) be consolidated into the financial statements of the company that has controlling financial interest. FIN No. 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The Company adopted these provisions, as required, with respect to VIEs created after January 31, 2003. The effective date for applying the provisions of FIN No. 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003 was deferred and became effective as of March 31, 2004 except for interests in special purpose entities. The Company does not have interests in special purpose entities. FIN No. 46 did not have a significant impact on the Company’s results of operations and cash flows.

INSPIRE PHARMACEUTICALS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition associated with our product candidates, use of hazardous materials and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of our product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward looking statements. Forward looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Other Information - Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

INSPIRE PHARMACEUTICALS, INC.

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

PRODUCTS AND PRODUCT CANDIDATES	COLLABORATIVE PARTNER	INDICATION	CURRENT STATUS
PRODUCTS
ElestatTM	Allergan	Allergic conjunctivitis	Approved by the FDA October 2003; Co-promoting in the United States

Restasis®	Allergan	Dry eye disease	Approved by the FDA December 2002; Co-promoting in the United States

HIGHER PRIORITY PRODUCT CANDIDATES
diquafosol tetrasodium (INS365)	Allergan and Santen Pharmaceutical	Dry eye disease	NDA filed, Approvable letter received December 2003, Confirmatory Phase III planned

INS37217 Respiratory (denufosol tetrasodium)	Cystic Fibrosis Foundation Therapeutics	Cystic fibrosis	Phase II

INS37217 Ophthalmic (denufosol tetrasodium)	None	Retinal disease	Phase II

INS50589 Cardiovascular	None	Cardiovascular diseases	Preclinical

LOWER PRIORITY PRODUCT CANDIDATES
INS37217 Intranasal (denufosol tetrasodium)	None	Upper respiratory disorders	Phase II

INS316 Diagnostic (uridine 5’-triphosphate)	Kirin Brewery, Pharmaceutical Division	Lung cancer diagnostic	Phase III

We have acquired the rights to market ElestatTM and Restasis® in the United States under co-promotion agreements with Allergan, Inc., or Allergan, and we receive revenue payments based upon net sales of these products. In January 2004, we completed hiring and training of our specialty sales force, at which time we began co-promoting Restasis®. In February 2004, we launched ElestatTM for the treatment of allergic conjunctivitis.

We have five product candidates in various stages of clinical development and one product candidate identified in preclinical development for which we expect to file an Investigational New Drug Application, or IND, in 2004. Our product candidates in clinical trials are based on proprietary technology relating to specific receptors known as P2 receptors. Our lead product candidates are P2Y receptor agonists that target ophthalmology, respiratory conditions and other diseases where current treatments are not adequate. We have begun to apply our expertise to other applications of P2 receptor subtypes as well as advancing several non-P2Y programs.

INSPIRE PHARMACEUTICALS, INC.

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

ElestatTM

In December 2003, we entered into an agreement with Allergan to co-promote ElestatTM (epinastine HCl ophthalmic solution 0.05%) to ophthalmologists, optometrists and allergists in the United States. ElestatTM was approved by the U.S. Food and Drug Administration, or FDA, in October 2003 for the prevention of itching associated with allergic conjunctivitis. In February 2004, we launched ElestatTM in the United States and are promoting it to eye care professionals and allergists. ElestatTM, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the relief of ocular itching associated with ocular allergies. Its multi-action effects inhibit binding to both H1 and H2 receptors, and the release of histamine from mast cells as well as preventing recruitment and activation of pro-inflammatory mediators that can trigger and exacerbate the allergic response. ElestatTM has a rapid onset of action, and in pivotal clinical trials was well tolerated by patients and demonstrated a favorable safety profile.

Restasis®

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize diquafosol tetrasodium (INS365) for the treatment of dry eye disease. The agreement also granted us the right to co-promote Allergan’s Restasis® (cyclosporine ophthalmic emulsion) 0.05% for the treatment of dry eye disease in the United States. In December 2002, Restasis® was approved for sale by the FDA and Allergan launched Restasis® in the United States in April 2003. In January 2004, we began co-promotion of Restasis® to eye care professionals and allergists in the United States and will receive co-promotion revenue on Restasis® net sales beginning April 2004. Restasis® is the first approved pharmacologically active therapy for patients in the United States with keratoconjunctivitis sicca, or dry eye disease, whose tear production is presumed to be suppressed due to ocular inflammation. Restasis® has been shown to improve tear production which leads to significant improvement in ocular surface integrity which, in turn, resolves dry eye symptoms and returns the surface of the eye to a more normal state while providing relief of the symptoms associated with dry eye disease.

Diquafosol tetrasodium (INS365) for the treatment of dry eye disease.

Diquafosol is an ophthalmic product candidate designed to treat dry eye disease and is expected to complement Restasis®, if and when it receives regulatory approval. Diquafosol is a P2Y2 receptor agonist that activates the P2Y2 receptors on the surface of the eye and inner lining of the eyelid to stimulate the release of water, salt, mucin and lipids—the key components of natural tears. We are developing diquafosol as an eye drop for dry eye disease. We believe that diquafosol can be the second FDA approved pharmacologically active agent to treat dry eye disease, and the first one with this mechanism of action. Because diquafosol and Restasis® have different mechanisms of action, we consider them complementary products and believe the commercial opportunity of these products to be significant.

On December 19, 2003, we received an approvable letter from the FDA for diquafosol for the treatment of dry eye disease. In January 2004, we met with the FDA to discuss the additional clinical study which they requested. Based on this discussion, we now have a clear understanding of the FDA’s additional requirement for the regulatory approval of diquafosol and are working closely with them to conduct a new Phase III clinical study. We have developed a protocol and expect to initiate enrollment upon receiving FDA comments and finalizing the protocol.

INSPIRE PHARMACEUTICALS, INC.

Estimated subsequent costs necessary to amend our diquafosol New Drug Application, or NDA, submission and resubmit the application for commercial approval in the United States are projected to be $4 to $7 million, excluding the cost of pre-launch inventory. This estimate assumes that our planned confirmatory diquafosol Phase III clinical trial is successful and no additional Phase III trials are required to obtain commercial approval. The estimate includes costs for initiating and completing the confirmatory Phase III diquafosol clinical trial, salaries for development personnel, regulatory costs associated with our NDA amendment and other unallocated development costs. The projected costs associated with such estimate are difficult to determine and the actual costs are likely to differ. If the confirmatory Phase III clinical trial does not proceed as planned or is not successful, our NDA amendment may not occur in 2005 and the estimate above will not be applicable. For a more detailed discussion of the risks associated with the development of diquafosol and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described under Item 5 of this report.

INS37217 Respiratory (denufosol tetrasodium) for the treatment of cystic fibrosis.

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

In 2003, we initiated a multi-center Phase II study in collaboration with the Cystic Fibrosis Foundation Therapeutics, Inc., or the CFFT. In April 2004, we announced top-line results of this study. The study was a double-blind, randomized comparison of INS37217 Respiratory to placebo in 90 patients. The study was not powered to demonstrate statistically significant differences between INS37217 Respiratory and placebo with respect to efficacy. However, at the end of four weeks of treatment, subjects receiving INS37217 Respiratory had statistically better lung function compared to patients receiving placebo. This study was funded largely through a study funding arrangement established with the CFFT in October 2002.

In order to submit an NDA for INS37217 Respiratory for the treatment of cystic fibrosis, we will need to successfully complete the remaining components of our Phase II program, initiate and successfully complete a Phase III program and successfully complete our toxicology testing to facilitate these future clinical trials. We intend to discuss the program with the FDA in 2004 to determine the design and magnitude of future development activities. Due to the early stage of development of this program, we are unable to project when, if ever, we will be in a position to file an NDA.

Estimated subsequent costs necessary to submit an NDA for INS37217 Respiratory for the treatment of cystic fibrosis are projected to be $25 million to $45 million. This estimate excludes the cost of pre-launch inventory and any potential development milestones payable to the CFFT, but includes completing the remaining components of our Phase II program, conducting a Phase III clinical program, manufacturing INS37217 for clinical trials and toxicology studies, producing qualification lots consistent with current Good Manufacturing Practice standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs are difficult to estimate and actual costs could be different from our estimate. For example, clinical trials and toxicology studies may not proceed as planned, results from future clinical trials may change our planned development program, other parties may assist in the funding of our development costs, and our NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described under Item 5 of this report.

INSPIRE PHARMACEUTICALS, INC.

INS37217 Ophthalmic (denufosol tetrasodium) for the treatment of retinal disease.

INS37217 Ophthalmic (denufosol tetrasodium) is an investigative new drug under evaluation for the treatment of retinal diseases associated with pathological sub-retinal or intra-retinal accumulation of fluid. We are developing INS37217 Ophthalmic as an intravitreal injection. INS37217 Ophthalmic has been shown in experimental models of retinal detachment to stimulate retinal re-attachment by reabsorbing (i.e., draining) extraneous sub-retinal fluid across the retinal pigment epithelium, a layer of cells involved in controlling proper hydration of the retina and sub-retinal space. We believe that INS37217 Ophthalmic may become the first FDA approved product to be administered as a first-line therapy by enabling retinal reattachment in some patients without the need for surgery. INS37217 Ophthalmic may be useful to treat other retinal diseases also associated with pathological accumulation of sub-retinal or intra-retinal fluid. We have applied for fast-track status for this program and the request is being considered by the FDA.

In January 2004, we met with the FDA and were given guidance on the planning of a well-controlled Phase II trial in INS37217 Ophthalmic for the treatment of retinal disease. This Phase II trial began in April 2004. In order to submit an NDA for INS37217 Ophthalmic for the treatment of retinal disease, we will need to successfully complete the remaining components of our Phase II program, initiate and successfully complete a Phase III program and initiate and successfully complete toxicology testing to facilitate future Phase II and III clinical trials. Due to the early stage of development of this program, including the fact that our current clinical trial is a proof-of-concept trial, we are unable to project when, if ever, we will be in a position to file an NDA with regard to this product candidate.

Estimated subsequent costs necessary to submit an NDA for INS37217 Ophthalmic for the treatment of retinal disease are projected to be $15 million to $30 million. This estimate excludes the cost of pre-launch inventory, but includes any remaining Phase II clinical trials, a Phase III clinical program, manufacturing INS37217 for clinical trials and toxicology studies, producing qualification lots consistent with current Good Manufacturing Practice standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs are difficult to estimate and actual costs could be different from our estimate. For example, clinical trials and toxicology studies may not proceed as planned, and results from future clinical trials may change our planned development program. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described under Item 5 of this report.

INS50589 Cardiovascular

P2Y12 receptor antagonists as inhibitors of platelet aggregation.

We are developing potent, selective and reversible inhibitors of platelet aggregation for the use in the treatment of acute cardiovascular diseases. We have developed a new proprietary class of potent and selective P2Y12 antagonists for use in the treatment of acute cardiovascular or cerebrovascular indications. Our molecules are novel platelet aggregation inhibitors that have a rapid onset and offset mechanism of action and are intended for intravenous administration. In preclinical studies it has been shown that our compounds produce dose-dependent and sustained inhibition of platelet aggregation during the administration of the drug, and protect against mortality resulting from systemic intravascular thromboembolism. We believe that the fast offset pharmacokinetic properties of our compounds, coupled with their ability to inhibit both platelet aggregation and degranulation/secretion, are key differentiating characteristics from other approved anti-platelet agents. We have identified a product candidate, INS50589 Cardiovascular, for advancement into clinical studies in this program and intend to file an IND application in the second half of 2004.

Based upon our preclinical data and activities, we expect to file an IND and begin Phase I clinical trials before the end of 2004. Given the limited data available and the early stage of development of this program, we are unable to reasonably project whether a Phase II or Phase III program would be appropriate for the product candidate and, if so, the future dates that may be associated with such clinical trials or prospective NDA filing.

INSPIRE PHARMACEUTICALS, INC.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

Revenues

Revenues were $0.6 million for the three months ended March 31, 2004, as compared to $1.1 million for the same period in 2003. The change in revenue relates to recording our first revenue from product co-promotion with our launch of ElestatTM in the first quarter of 2004 as compared to collaborative revenue associated with milestone payments and amortization of deferred revenue recognized under our collaborative agreements in 2003.

Revenue from product co-promotion relates to United States net sales of ElestatTM according to the terms of our collaborative agreement in which we co-promote ElestatTM with Allergan. We are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. To date, we have recognized product co-promotion revenue associated with targeted net sales levels achieved as of the three months ending March 31, 2004. Amounts contractually due from Allergan in excess of recorded revenue are recognized as deferred revenue and will be realized in subsequent quarters of 2004, if and when additional annual net sales target levels are achieved. Some of our 2004 co-promotion revenue relates to the initial filling of the wholesale inventory supply chain as the demand for topical allergic conjunctivitis products is somewhat seasonal with peak demand for these products occurring in the Spring of each year. Milestone payments from our collaborative partners are recognized over the ongoing research and development commitment period under the applicable collaborative research and development agreements.

Our future revenues will depend on the commercial success of ElestatTM and Restasis®, whether we enter additional collaboration agreements, achieve milestones under existing or future collaboration agreements and whether we obtain regulatory approvals. We will begin to receive revenue from product co-promotion associated with Restasis® in April 2004. In addition, we expect to experience seasonality in ElestatTM sales, with a large increase in sales in the Spring and a lesser increase during the Summer and Fall.

Research and Development Expenses

Research and development expenses were $5.1 million for the three months ended March 31, 2004, as compared to $7.1 million for the same period in 2003, a decrease of 28%. The decrease in 2004 research and development expenses was due primarily to a decrease in development activities partially offset by an increase in discovery activity. Development expenses decreased primarily with our INS37217 Intranasal program as we reclassified this project to a lower priority program and significantly decreased the resources dedicated to it. The increase in discovery expenses was associated with our INS50589 Cardiovascular program and other early stage preclinical programs.

Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research and clinical trial insurance, license fees and other fees and costs related to the development of product candidates. Milestone payments are recognized when we meet the underlying requirement.

INSPIRE PHARMACEUTICALS, INC.

Our research and development expenses for the three months ended March 31, 2004, 2003 and from the project’s inception are shown below (in thousands).

					Cumulative from Inception (October 28, 1993) to March 31, 2004

	Three Months Ended March 31,
	2004	%	2003	%		%
diquafosol tetrasodium (INS365)	$1,017	20	$1,103	16	$29,928	23
INS37217 Ophthalmic (denufosol tetrasodium)	698	14	82	1	4,187	3
INS37217 Respiratory (denufosol tetrasodium)	441	8	337	5	9,194	7
INS316 Diagnostic (uridine 5’-triphosphate)	390	7	603	8	8,467	7
INS37217 Intranasal (denufosol tetrasodium)	346	7	2,980	42	12,505	10
Other discovery and development costs (1)	2,257	44	2,011	28	63,880	50

Total	$5,149	100	$7,116	100	$128,161	100

(1)	Other discovery and development costs represent all unallocated research and development costs or those costs allocated to preclinical projects. These costs include personnel costs of our discovery programs, internal and external general research costs and other internal and external costs of other drug discovery and development programs

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

Selling and Marketing Expenses

Selling and marketing expenses were $5.9 million for the three months ended March 31, 2004, as compared to $0.4 million for the same period in 2003. The increase in selling and marketing expenses resulted from increases in personnel and other administrative costs as we have completed the building of our sales and marketing organization and began co-promoting Restasis® and launched ElestatTM. Our sales and marketing expenses include all direct costs for our sales force and marketing programs. Our sales force expenses include training costs, salaries, fleet management and travel costs. Our marketing expenses include product management, public relations, physician training and continued medical education and other administrative expenses. We began co-promoting Restasis® in January 2004 and launched ElestatTM in February 2004. Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches.

General and Administrative Expenses

General and administrative expenses were $2.2 million for the three months ended March 31, 2004, as compared to $1.5 million for the same period in 2003, an increase of 48%. The increase in 2004 general and administrative expenses is primarily due to increased general and administrative expenses necessary to support and maintain a commercial organization as well as overall corporate growth. General and administrative costs include finance, legal, human resources, information technology, and quality assurance expenses. Future general and administrative expenses will depend on the level of our future development and commercialization activities.

Other Income

Other income was $0.2 million for the three months ended March 31, 2004, compared to $0.1 million for the same period in 2003, an increase of 121%. Other income includes interest income, interest expense and loss on investment. The increase in 2004 other income for such period, as compared to 2003, is primarily the result of higher cash and investment balances as compared to 2003.

INSPIRE PHARMACEUTICALS, INC.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through the sale of equity securities, including private sales of preferred stock, the sale of common stock in our initial public offering and an additional public offering of common stock in March 2003. We currently receive revenue from co-promotion of ElestatTM and we expect to receive revenue from co-promotion of Restasis® in April 2004, but do not expect this revenue to exceed our 2004 operating expenses.

At March 31, 2004, we had net working capital of $53.3 million, a decrease of approximately $12.9 million from December 31, 2003. The decrease in working capital is principally due to normal operating expenses which currently exceed our revenue. Our principal sources of liquidity at March 31, 2004 were $38.0 million in cash and cash equivalents and $20.3 million in investments which are considered “available-for-sale.”

Our working capital requirements may fluctuate in future periods depending on many factors, including: the efficiency of manufacturing processes developed on our behalf by third parties; the magnitude, scope and timing of our drug development programs; the cost, timing and outcome of regulatory reviews and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue, the commercial potential of our products and product candidates; and the potential expansion of facility space. We believe that our existing cash, cash equivalents and investments will be adequate to satisfy our anticipated working capital requirements through the second quarter of 2005. We are targeting 2004 operating expenses of $54-58 million. Accordingly, we expect that we will be required to raise additional capital to fund our future operations through equity or debt financings or from other sources. On April 16, 2004, we filed a shelf registration statement on Form S-3, that when declared effective, will allow us to raise additional capital. Additional funding may not be available on favorable terms from any of these sources or at all. Our ability to achieve our operating expense target range is subject to several risks including unanticipated cost overruns, the need to expand the magnitude of scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates and other factors described under the Risk Factors contained in Item 5 of this report.

Critical Accounting Policies and Estimates

Our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles, require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis as the situation changes, and regularly discuss financial events, policies, and issues with members of our audit committee and our independent auditors. In addition, recognition of revenue from product co-promotion is affected by certain estimates and judgments made by Allergan on which we rely in recording this revenue on a quarterly basis. We routinely evaluate our estimates and policies regarding revenue recognition, taxes and clinical trial, preclinical/toxicology and manufacturing liabilities.

Revenue Recognition

We recognize revenue from product co-promotion based on net sales for ElestatTM as defined in the co-promotion agreement, and as reported by our collaborative partner, Allergan. Accordingly, our co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreement. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreement provides for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreement. Under the co-promotion agreement, we are obligated to meet predetermined minimum annual net sales performance levels. If the annual minimum is not satisfied, we receive an escalating percentage of

INSPIRE PHARMACEUTICALS, INC.

net sales based upon predetermined calendar year net sales target levels. To date, we have recognized only those revenues associated with targeted net sales levels achieved as of the current quarter calendar year period, or the three months ending March 31, 2004. Amounts contractually due from Allergan in excess of recorded co-promotion revenues are accounted for as deferred revenue and will be realized in subsequent calendar year quarters as we achieve greater net sales levels.

We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. Non-refundable fees received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon achievement of development milestones by us or our collaborative partners. We recognize milestone payments as revenues ratably over the remaining period of our research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that we have fulfilled our research and development commitment. This period is based on estimates by management and the progress towards milestones in our collaborative agreements. The estimate is subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause our revenue to fluctuate from period to period.

Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance against all potential tax assets due to uncertainties related to our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

Liabilities

We generally enter into contractual agreements with third party vendors to provide clinical, preclinical/toxicology, manufacturing and other services in the ordinary course of business. Many of these contracts are subject to milestone-based invoicing and the contract could be conducted over an extended period of time. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. We monitor all significant research and development activities and the related progression of work for these activities. We estimate the underlying obligation for each activity based upon our estimate of the amount of work performed and compare the estimated obligation against the amount that has been invoiced. Because of the nature of contracts and related delay in the contract’s invoicing, the obligation to these vendors may be based upon management’s estimate of the underlying obligation. We record the larger of our estimated obligation or invoiced amounts for completed service. In all cases, actual results may differ from our estimates.

Impact of Inflation

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our cost of operation or the profitability of our products when marketed.

INSPIRE PHARMACEUTICALS, INC.

Impact of Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, or FIN No. 46, “Consolidation of Variable Interest Entities,” which requires the assets, liabilities and results of operations of variable interest entities, or VIE, be consolidated into the financial statements of the company that has controlling financial interest. FIN No. 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. We adopted these provisions, as required, with respect to VIEs created after January 31, 2003. The effective date for applying the provisions of FIN No. 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003 was deferred and became effective as of March 31, 2004 except for interests in special purpose entities. We do not have interests in special purpose entities. FIN No. 46 did not have a significant impact on our results of operations and cash flows.

INSPIRE PHARMACEUTICALS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are subject to interest rate risk on our investment portfolio. We maintain an investment portfolio consisting primarily of high quality money market instruments and government obligations. Our portfolio has a current average maturity of less than 12 months.

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital leases and other short-term debt obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At March 31, 2004, our portfolio of available-for-sale investments consisted of approximately $20.3 million of investments maturing within one year and approximately $4.0 million of investments maturing after one year but within 21 months. In addition, we have $0.5 million of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $0.2 million. This investment represents unregistered preferred stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

INSPIRE PHARMACEUTICALS, INC.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely providing them with material information relating to us which is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There were no changes in our internal controls during the three month period ended March 31, 2004.

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

INSPIRE PHARMACEUTICALS, INC.

PART II: OTHER INFORMATION

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

INSPIRE PHARMACEUTICALS, INC.

presented before marketing authorization is granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval. Approval by the FDA does not ensure approval by other regulatory authorities.

Failure to successfully market and commercialize Restasis® and Elestat™ will limit our revenues.

Allergan launched Restasis® in the United States in April 2003. Although we are entitled to receive co-promotion revenue from Allergan on the net sales of Restasis® beginning in April 2004, Allergan is primarily responsible for marketing and commercializing Restasis®. Our agreement with Allergan provides, and we have exercised, the right to co-promote Restasis® in the United States. In February 2004, we launched Elestat™ in the United States. Our agreement with Allergan provides that we will have the primary responsibility for selling, promotional and marketing activities related to Elestat™ in the United States. We are required to pay the costs in relation to such activities.

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

Although we plan to co-promote our diquafosol product candidate in the event we receive approval from the FDA, Allergan is primarily responsible for marketing diquafosol in the United States and other major, ex-Asia pharmaceutical markets in the event the FDA, or foreign regulatory authorities, approves such product candidate. If approved by the FDA and other applicable regulatory authorities, the commercial success of diquafosol will largely depend on the scope of the launch into the United States and other major pharmaceutical markets, acceptance by patients and eye care professionals and allergists, ongoing promotional activities, a knowledgeable sales force and adequate market penetration. If diquafosol is not successfully commercialized, our revenues will be adversely affected.

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

INSPIRE PHARMACEUTICALS, INC.

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

In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and if we were to receive correspondence from the FDA alleging these practices we might be required to:

•	incur substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements;

•	change our methods of marketing and selling products;

•	take FDA-mandated corrective action, which could include placing advertisements or sending letters to physicians rescinding previous advertisements or promotion; or

•	disrupt the distribution of products and stop sales until we are in compliance with the FDA’s position.

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

INSPIRE PHARMACEUTICALS, INC.

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

The number and type of studies that may be required by the FDA for a particular compound are based on the compound’s clinical profile compared to existing therapies for the targeted patient population. Factors that affect the costs of a clinical trial include:

•	The number of patients required to participate in clinical trials to demonstrate statistical significance for a drug’s safety and efficacy;

•	The time required to enroll the targeted number of patients in clinical trials, which may vary depending on the size and availability of the targeted patient population and the perceived benefit to the study participants; and

•	The number and type of required laboratory tests supporting clinical trials.

Other activities required before submitting a NDA include regulatory preparation for submission, biostatistical analyses, scale-up synthesis, and validation of commercial product. In addition, prior to product launch, production of a certain amount of commercial grade drug product inventory meeting FDA current good manufacturing practice standards is required.

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

INSPIRE PHARMACEUTICALS, INC.

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

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses exceeded $13.2 million in the three months ended March 31, 2004, $37.4 million in the fiscal year ended December 31, 2003 and $30.3 million in the fiscal year ended December 31, 2002. We anticipate that our operating expenses in 2004 will increase from our 2003 operating expenses to provide for a new clinical trial for diquafosol and greater commercial activities. Our cash, cash equivalents and investments totaled approximately $63.0 million on March 31, 2004. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical studies and undertake commercial sales. Many factors will influence our future capital needs. These factors include:

•	The progress of our research programs;

•	The number and breadth of these research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing collaborations with Allergan, Santen Pharmaceutical Co., Ltd, or Santen, and Kirin Brewery Co., Ltd., or Kirin, and any future collaborative programs;

•	Progress by our collaborators;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The costs involved in enforcing patent claims and other intellectual property rights; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Elestat™ and Restasis®;

•	The receipt of milestone payments from collaborative agreements;

•	Our ability to obtain approval from the FDA for our first product candidate, diquafosol;

•	Upon any such approval, our ability together with the ability of our marketing partner, Allergan, to generate sufficient sales of diquafosol; and

•	Future potential revenue from Santen and Kirin and payments from future collaborators.

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

INSPIRE PHARMACEUTICALS, INC.

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

We have experienced significant losses since inception. We incurred net losses of $12.4 million for the three month period ended March 31, 2004, $31.4 million for the year ended December 31, 2003 and $24.7 million for the year ended December 31, 2002. As of March 31, 2004, our accumulated deficit was approximately $139.5 million. We expect to incur additional significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

Reliance on a single party to manufacture and supply either finished product or the bulk active pharmaceutical ingredients for a product or product candidates could adversely affect us.

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of ElestatTM and Restasis®. We understand that in each case Allergan relies upon an arrangement with a single third party for the

INSPIRE PHARMACEUTICALS, INC.

manufacture and supply of active pharmaceutical ingredients, or APIs, and then Allergan completes the manufacturing process to yield finished product. In the event such third party was unable to supply Allergan, or Allergan was unable to complete the manufacturing cycle, sales of the product could be adversely impacted, which would result in a reduction in any revenue from product co-promotion received under our agreements with Allergan.

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

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have development collaborations with Santen and Kirin and development and commercialization collaborations with Allergan. The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Kirin has the right to terminate our license agreement, without cause, by giving us 180 days prior notice or, if we breach the agreement, Kirin may terminate immediately, if we fail to: (i) cure the breach, within 60 days of notice of the breach; or (ii) if such breach cannot be cured within 60 days, commence diligent efforts to cure the breach. Allergan and Santen may immediately terminate their agreements with us if we breach the applicable agreement and fail to cure the breach within sixty (60) days of being notified of such breach. If we materially breach our co-promotion agreement with Allergan for ElestatTM, Allergan has the right to terminate the agreement upon ninety (90) days written notice if we fail to cure the breach within that ninety (90) day period. If we do not maintain the Allergan, Santen or Kirin collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us.

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

INSPIRE PHARMACEUTICALS, INC.

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

We have developed a commercialization organization to co-promote ElestatTM and Restasis®, but we are dependent on Allergan, or other experienced third parties, to perform or assist us in the marketing, distribution or sale of these products and our product candidates. In addition, we may not identify acceptable partners or enter into favorable agreements with them for our other product candidates. If third parties do not successfully carry out their contractual duties, meet expected sales goals, maximize the commercial potential of our products, we may be required to hire or expand our own staff and sales force. If Allergan, or other third parties do not perform, or assist us in performing, these functions, it could have an adverse effect on our operations.

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

INSPIRE PHARMACEUTICALS, INC.

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

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering the products. INS37217 Intranasal is administered as a nasal spray. Some patients may find the spray difficult to administer. We intend that diquafosol for the treatment of dry eye disease will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in their licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. INS37217 Ophthalmic is administered through an intravitreal injection. It may be beneficial to patients to have a sustained delivery device. We have not yet established a plan for a sustained delivery device for certain indications such as for chronic use. Similar challenges exist in identifying and perfecting convenient methods of administration for our other product candidates.

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

INSPIRE PHARMACEUTICALS, INC.

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

As of March 31, 2004, our directors, executive officers and current 5% stockholders and their affiliates beneficially own over 24% of our outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	Our merger with or into another company;

•	A sale of substantially all of our assets; and

•	Amendments to our amended and restated certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales by stockholders into the public market may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of March 31, 2004, there were 31,951,512 shares of common stock outstanding. Of these outstanding shares of common stock, 12,075,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act of 1933, unless purchased by our affiliates. Up to 6,428,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or may be, issued pursuant to our stock plan. The shares underlying existing, and possible future stock awards have been registered pursuant to a registration statement on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144. Our board of directors has approved an amendment to our stock plan to increase the number of shares of common stock reserved for issuance pursuant to stock awards under the plan from 6,428,571 to 7,178,571 shares, subject to the approval of our stockholders.

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

As of March 31, 2004, there were outstanding options, which were exercisable to purchase 1,968,838 shares of our common stock, and outstanding warrants, which were exercisable to purchase 285,092 shares of our common stock. This amount combined with the total common stock outstanding at March 31, 2004 is 34,205,442 shares of common stock.

As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time.

INSPIRE PHARMACEUTICALS, INC.

Our rights agreement, the provisions of our Change in Control Agreements with management, the anti-takeover provisions in our amended and restated certificate of incorporation and bylaws, and our right to issue preferred stock, may discourage a third party from making a take-over offer that could be beneficial to us and our stockholders and may make it difficult for stockholders to replace the board of directors and effect a change in our management if they desire to do so.

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

Our board of directors has approved a Change in Control Agreement for each of our executive officers, to be effective March 2004. Each agreement will provide for a payment to the executive officer that is equal to the highest salary and bonus, or in the case of our Chief Executive Officer, Dr. Christy Shaffer, 2 times (2x) such salary and bonus, earned by the executive officer in the three years preceding a change in control. In addition, all unvested stock options, restricted shares and performance shares will become fully vested upon a change in control, and the exercise period shall be extended for five years, but not beyond the original term. Health, life, accident and disability insurance benefits will be provided for the term of the agreements, subject to reduction if similar benefits are provided by a subsequent employer. The executive officers may also receive gross up payments so they may pay the excise tax on the additional payments. Under the agreements, a change in control means the determination by the board that a change of control has occurred, or is about to occur.

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

INSPIRE PHARMACEUTICALS, INC.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2004).

10.1	Amended and Restated Director Compensation Policy.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

On January 30, 2004, we filed a Current Report on Form 8-K, dated January 30, 2004, announcing the outcome of meeting with the FDA on diquafosol.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: May 10, 2004	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
Chief Executive Officer and Director
(principal executive officer)

Date: May 10, 2004	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer
(principal financial and
chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2004).

10.1	Amended and Restated Director Compensation Policy.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.