Form 10-Q
period 2004-06-30
INSPIRE PHARMACEUTICALS INC
filed 2004-08-09
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004, there were 32,034,049 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

INSPIRE PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

	(Unaudited) June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$29,425	$34,324
Investments	19,423	37,130
Receivable from Allergan	2,744	—
Prepaid expenses	1,184	1,389
Other assets	207	207

Total current assets	52,983	73,050

Property and equipment, net	2,404	2,092
Investments	4,716	3,712
Other assets	711	824

Total assets	$60,814	$79,678

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$2,199	$4,003
Accrued compensation and benefits	2,619	479
Accrued expenses	2,164	1,735
Notes payable and capital leases	487	602
Deferred revenue	661	—

Total current liabilities	8,130	6,819

Capital leases – noncurrent	1,399	482
Other long-term liabilities	1,637	1,325

Total liabilities	11,166	8,626

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 60,000 shares authorized; 32,034 and 31,847 shares issued and outstanding, respectively	32	32
Additional paid-in capital	199,122	198,393
Accumulated other comprehensive loss	(292)	(279)
Accumulated deficit	(149,214)	(127,094)

Total stockholders’ equity	49,648	71,052

Total liabilities and stockholders’ equity	$60,814	$79,678

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Revenues from product co-promotion	$2,948	$—	$3,557	$—
Collaborative research agreements	—	4,100	—	5,200

Total revenue	2,948	4,100	3,557	5,200

Operating expenses:
Research and development	5,407	8,894	10,556	16,010
Selling and marketing	5,198	72	11,136	428
General and administrative	2,148	1,852	4,334	3,334

Total operating expenses	12,753	10,818	26,026	19,772

Loss from operations	(9,805)	(6,718)	(22,469)	(14,572)

Other income (expense):
Interest income	254	410	588	530
Interest expense	(24)	(10)	(41)	(23)
Loss on investments	(117)	(300)	(198)	(300)

Other income	113	100	349	207

Net loss	$(9,692)	$(6,618)	$(22,120)	$(14,365)

Basic and diluted net loss per common share	$(0.30)	$(0.21)	$(0.69)	$(0.49)

Common shares used in computing basic and diluted net loss per common share	31,995	31,716	31,948	29,231

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(22,120)	$(14,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	103	291
Depreciation of fixed assets	439	296
Gain on disposal of property and equipment	(1)	—
Loss on investments	198	300
Changes in operating assets and liabilities:
Receivables	(2,744)	(3,072)
Prepaid expenses	205	270
Other assets	10	5
Accounts payable	(1,804)	414
Accrued expenses	2,881	1,903
Deferred revenue	661	(2,200)

Net cash used by operating activities	(22,172)	(16,158)

Cash flows from investing activities:
Purchase of investments	(24,561)	(47,079)
Proceeds from sale of investments	41,053	4,002
Purchase of property and equipment	—	(497)
Proceeds from sale of property and equipment	522	—

Net cash provided (used) by investing activities	17,014	(43,574)

Cash flows from financing activities:
Issuance of common stock, net	729	72,805
Payments on notes payable and capital lease obligations	(470)	(153)

Net cash provided by financing activities	259	72,652

(Decrease) increase in cash and cash equivalents	(4,899)	12,920
Cash and cash equivalents, beginning of period	34,324	27,128

Cash and cash equivalents, end of period	$29,425	$40,048

Supplemental disclosure of non-cash investing and financing activities: The Company acquired property and equipment through the assumption of capital lease obligations amounting to $1,272 and $0 during the six months ended June 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

1. Organization

Inspire Pharmaceuticals, Inc. (the “Company” or “Inspire”) was incorporated in October 1993 and commenced operations in March 1995 following the Company’s first substantial financing and licensing of initial technology from The University of North Carolina at Chapel Hill. Since that time, Inspire has been engaged in the discovery, development and commercialization of prescription pharmaceutical products for the treatment of various diseases with significant unmet medical needs. The Company’s core area of expertise relates to the class of nucleotide receptors, known as P2, which Inspire believes are important drug targets in various therapeutic areas, including ophthalmology, respiratory disease, cardiovascular disease and pain. In January 2004, Inspire began commercial operations. The Company is co-promoting two products, ElestatTM and Restasis®, in the United States. Prior to January 2004, Inspire was considered a development stage company. Inspire is located in Durham, North Carolina, adjacent to the Research Triangle Park.

Inspire has incurred losses and negative cash flows from operations since inception. The Company has recorded revenue from product co-promotions in 2004, but will continue to incur operating losses until revenues reach a level sufficient to support ongoing operations.

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Net Loss Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of diluted earnings per share for the three months ended June 30, 2004 and 2003 does not include 1,655 and 1,599, respectively, and for the six months ended June 30, 2004 and 2003, does not include 1,548 and 1,587, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

Deferred Compensation and Stock Options

The Company accounts for deferred compensation based on the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which states that no compensation

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference between the estimated fair value of the Company’s common stock at the date of grant and the exercise price of the stock option is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three and six months ended June 30, 2004 and 2003.

Deferred compensation is amortized over the vesting period of the related stock option, which is generally four years for employee stock option grants and three years (the applicable term in office) for stock options granted to non-employee Directors elected to the Board of Directors. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

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

For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS No. 123, its pro forma net loss and net loss per common share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss – as reported	$(9,692)	$(6,618)	$(22,120)	$(14,365)
Compensation expense included in reported net loss	—	144	—	291
Pro forma adjustment for compensation expense	(2,191)	(1,217)	(4,345)	(2,228)

Net loss – pro forma	$(11,883)	$(7,691)	$(26,465)	$(16,302)

Net loss per common share – as reported	$(0.30)	$(0.21)	$(0.69)	$(0.49)

Net loss per common share – pro forma	$(0.37)	$(0.24)	$(0.83)	$(0.56)

Manufacturing and Concentration of Receivables Risk

The Company relies on single source manufacturers for each of its products and product candidates. In addition, Allergan relies on single source manufacturers for the manufacture of ElestatTM and Restasis®, products co-promoted by the Company. Accordingly, delays in the manufacture of any product or product candidate could adversely impact the marketing of our products or the development of our product candidates. Furthermore, Allergan is responsible for the manufacture of both ElestatTM and Restasis®. Therefore, the Company has little control over the manufacture of products for which it will receive revenue and over the overall product supply chain.

All revenues recognized and recorded in 2004 and 2003 were from Allergan, Inc. (“Allergan”). The Company is entitled to receive product co-promotion payments on “Net Sales” of ElestatTM and Restasis® under the

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

terms of its collaborative agreements with Allergan, and, accordingly, all trade receivables are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products.

Revenue Recognition

The Company recognizes revenue from product co-promotion based on net sales for ElestatTM and Restasis® as defined in the co-promotion agreements, and as reported to Inspire by its collaborative partner, Allergan. Accordingly, the Company’s co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements. The Company also reduces gross sales for incentive programs it manages, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the ElestatTM co-promotion agreement, the Company is obligated to meet predetermined minimum annual net sales performance levels. If the annual minimum is not satisfied, the Company receives a percentage of net sales based upon predetermined calendar year net sales target levels. To date, the Company has recognized only those revenues associated with targeted net sales levels achieved during the six months ending June 30, 2004. Amounts contractually due from Allergan in excess of recorded co-promotion revenues associated with ElestatTM are accounted for as deferred revenue and will be realized in subsequent calendar quarters as the Company achieves greater ElestatTM net sales levels.

The Company recognizes milestone revenue under its collaborative research and development agreements when Inspire has performed services under such agreements or when Inspire or its collaborative partner has met a contractual milestone triggering a payment to the Company. Non-refundable fees received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon achievement of development milestones by Inspire or its collaborative partners. The Company recognizes milestone payments as revenues ratably over the remaining period of its research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that the Company has fulfilled its research and development commitment. This period is based on estimates by management and the progress towards milestones in the Company’s collaborative agreements. The estimate is subject to revision as the Company’s development efforts progress and the Company gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause the Company’s revenue to fluctuate from period to period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $292 and $279 of unrealized loss on its investments that is classified as accumulated other comprehensive loss at June 30, 2004 and December 31, 2003, respectively.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Comprehensive loss consists of the following components for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(9,692)	$(6,618)	$(22,120)	$(14,365)
Unrealized (loss) gain on marketable securities	(73)	144	(13)	291

Total comprehensive loss	$(9,765)	$(6,474)	$(22,133)	$(14,074)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities,” which requires the assets, liabilities and results of operations of variable interest entities (“VIE”) be consolidated into the financial statements of the company that has controlling financial interest. FIN No. 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The effective date for applying the provisions of FIN No. 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003 was deferred and became effective as of March 31, 2004 except for interests in special purpose entities. The Company does not have interests in special purpose entities. FIN No. 46 did not have any impact on the Company’s results of operations and cash flows.

4. Subsequent Event – Stock Offering

On July 30, 2004, the Company completed an underwritten public offering of 6,900 shares of common stock at a price of $12.00 per share, which included the full exercise of the underwriters’ over-allotment option. The shares sold were registered under a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 16, 2004. The net proceeds of this offering, after underwriting discounts and costs in connection with the sale and distribution of the securities, were approximately $77,100. The Company intends to use the proceeds for the clinical development of its product candidates and product commercialization, for discovery research and preclinical activities and for working capital and other purposes, including potential strategic alliances and/or the acquisition of businesses, technologies or products complementary to its business.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition associated with our product candidates, use of hazardous materials and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward looking statements. Forward looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Other Information - Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

OVERVIEW

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of prescription pharmaceutical products for the treatment of various diseases with significant unmet medical needs. Our core area of expertise relates to the class of nucleotide receptors, known as P2, which we believe are important drug targets in various therapeutic areas, including ophthalmology, respiratory disease, cardiovascular disease and pain. Our primary focus is in the ophthalmic and respiratory therapeutic areas where we have significant expertise. Our ophthalmic products and product candidates are concentrated in the allergic conjunctivitis, dry eye disease and retinal

INSPIRE PHARMACEUTICALS, INC.

disease indications. We are also working on a product candidate for the treatment of cystic fibrosis. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	COLLABORATIVE PARTNER	INDICATION	CURRENT STATUS
PRODUCTS
ElestatTM	Allergan	Allergic conjunctivitis	Approved by the FDA October 2003; Co-promoting in the United States

Restasis®	Allergan	Dry eye disease	Approved by the FDA December 2002; Co-promoting in the United States

HIGHER PRIORITY PRODUCT CANDIDATES
diquafosol tetrasodium (INS365 Ophthalmic)	Allergan and Santen Pharmaceutical	Dry eye disease	NDA filed, Approvable letter received December 2003, Confirmatory Phase III ongoing

INS37217 Respiratory (denufosol tetrasodium)	Cystic Fibrosis Foundation Therapeutics	Cystic fibrosis	Phase II

INS37217 Ophthalmic (denufosol tetrasodium)	None	Retinal disease	Phase II

INS50589 Cardiovascular	None	Cardiovascular diseases	Preclinical

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

We have product candidates in various stages of clinical development and one product candidate identified in preclinical development for which we expect to file an Investigational New Drug Application, or IND, in the fourth quarter of 2004. All of our product candidates in clinical trials are based on proprietary technology relating to P2 receptors. We have begun to apply our expertise to other applications of P2 receptor subtypes as well as advancing several non-P2Y programs.

We were incorporated in October 1993 and commenced operations in March 1995 following our first substantial financing and licensing of the initial technology from The University of North Carolina at Chapel Hill, or UNC. Since that time, we have been engaged in the discovery and development of prescription pharmaceutical products, and more recently, in the co-promotion of products. We are located in Durham, North Carolina, adjacent to the Research Triangle Park.

INSPIRE PHARMACEUTICALS, INC.

ElestatTM

In December 2003, we entered into an agreement with Allergan to co-promote ElestatTM (epinastine HCl ophthalmic solution 0.05%) to ophthalmologists, optometrists and allergists in the United States. Under this agreement, we receive a royalty from Allergan on the U.S. net sales of ElestatTM. The ElestatTM arrangement with Allergan will be in effect until the earlier of: (i) the approval and launch of the first generic epinastine product; or (ii) the approval and launch of the first over-the-counter epinastine product. The commercial exclusivity period for ElestatTM under the Hatch-Waxman Act will expire in October 2008, after which time ElestatTM could face generic competition. The agreement also provides for early termination under certain circumstances.

ElestatTM was approved by the U.S. Food and Drug Administration, or FDA, in October 2003 for the prevention of itching associated with allergic conjunctivitis. In February 2004, we launched ElestatTM in the United States and are promoting it to eye care professionals and allergists. ElestatTM, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the relief of ocular itching associated with ocular allergies. ElestatTM works by blocking the H1 and H2 histamine receptors, stabilizing mast cells, and stopping the progression of pro-inflammatory mediators. In clinical trials, ElestatTM has shown rapid onset of action providing relief from ocular itching within 3 minutes, and has shown up to an 81% reduction in symptoms, as well as sustained symptom relief. Up to 80% of trial patients experienced significant relief with ElestatTM at 8 hours, achieving an ocular itch grade of 1 or lower on a 0 to 4 scale. ElestatTM has also been shown to be very well-tolerated by patients. It has a pH range of 6.5 to 7.5, which is similar to natural tears.

Restasis®

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize diquafosol tetrasodium (INS365) for the treatment of dry eye disease. The agreement also granted us the right to co-promote Allergan’s Restasis® (cyclosporine ophthalmic emulsion) 0.05% for the treatment of dry eye disease in the United States. In December 2002, Restasis® was approved for sale by the FDA and Allergan launched Restasis® in the United States in April 2003. In January 2004, we began co-promotion of Restasis® to eye care professionals and allergists in the United States and began receiving co-promotion revenue on Restasis® net sales beginning in April 2004. Restasis® is the first approved pharmacologically active therapy in the United States to increase tear production in patients with keratoconjunctivitis sicca, or dry eye disease, whose tear production is presumed to be suppressed due to ocular inflammation. Restasis® has been shown to improve tear production.

Diquafosol tetrasodium (INS365) for the treatment of dry eye disease.

Diquafosol is an ophthalmic product candidate designed to treat dry eye disease and is expected to be used alone or as a complement to Restasis®, if and when it receives regulatory approval. Diquafosol is a dinucleotide that we discovered, which functions as an agonist at the P2Y2 receptor. Diquafosol stimulates the release of natural tear components targeting all three mechanisms of action involved in tear secretion – mucin, lipids and salt. Because diquafosol targets all three mechanisms of action, it forms a natural composition of tears, which is expected to result in greater efficacy and fewer side effects than other, more palliative therapies (e.g. punctal plugs, artificial tears). To date, we have completed three Phase III clinical trials of diquafosol for the treatment of dry eye disease. In total, we have tested diquafosol in more than 1,500 individuals.

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

On June 27, 2003, we filed a New Drug Application, or NDA, with the FDA for diquafosol for the treatment of dry eye disease. In July 2003, the FDA granted Priority Review designation for the diquafosol NDA. On December 19, 2003, we received an approvable letter from the FDA for diquafosol for the treatment of dry eye disease. In response to this letter, and following a meeting with the FDA, we began a confirmatory Phase III clinical trial of

INSPIRE PHARMACEUTICALS, INC.

diquafosol in June 2004. We expect to enroll approximately 520 patients across 36 sites and to complete the trial in the first half of 2005. If the trial is successful, we expect to file an amendment to our diquafosol NDA in the first half of 2005.

Pursuant to our agreement with Allergan, Allergan is responsible for regulatory approval of diquafosol in Europe. We are working closely with Allergan, European regulatory consultants and the European regulatory agencies, to determine what data will be required to support regulatory approval of diquafosol in Europe. We have scheduled meetings with European regulators in September 2004 to discuss specific data requirements for a regulatory submission in Europe.

Based upon discussions with Allergan, we are considering conducting an additional diquafosol clinical trial. This trial will satisfy multiple purposes, including potentially supplementing our European regulatory submission and providing global marketing information to supplement the potential commercialization of diquafosol. Data from this clinical trial may also be used in the United States. We believe that the FDA will not require this particular trial for approval and that it will not affect the timing of our NDA amendment.

Estimated subsequent costs necessary to amend our diquafosol NDA submission and resubmit the application for commercial approval in the United States are projected to be $4 to $7 million, excluding the cost of pre-launch inventory. This estimate assumes that our ongoing confirmatory diquafosol Phase III clinical trial is successful and is the only trial required to obtain U.S. commercial approval. The estimate includes costs for initiating and completing the confirmatory Phase III diquafosol clinical trial, salaries for development personnel, regulatory costs associated with our NDA amendment and other unallocated development costs. Costs of any other contemplated trials are excluded from this projection. The projected costs associated with such estimate are difficult to determine and the actual costs are likely to differ. If the confirmatory Phase III clinical trial does not proceed as planned or is not successful, our NDA amendment will not occur in 2005 and the estimate above will not be applicable. For a more detailed discussion of the risks associated with the development of diquafosol and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described under Item 5 of this report.

INS37217 Respiratory (denufosol tetrasodium) for the treatment of cystic fibrosis.

We are developing INS37217 Respiratory (denufosol tetrasodium) as an inhaled product for the treatment of cystic fibrosis. We believe our product may become the first FDA approved product that mitigates the underlying ion-transport defect in the airways of patients with cystic fibrosis. This product has been granted orphan drug status by the FDA and is also on fast-track review status for its approval. INS37217 Respiratory is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through stimulation of the P2Y2 receptor, we expect that INS37217 Respiratory will help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions. We further believe that these effects may result in reduced frequency and length of hospitalizations, reduce need for antibiotics and other medications, reduce deterioration of lung function and improve respiratory symptoms and health status. In addition, we believe this product candidate to be complementary to the two currently approved products, Pulmozyme® and TOBI®, neither of which affects the underlying ion-transport defects in cystic fibrosis airways.

In 2003, we initiated a multi-center Phase II trial in 90 patients with mild cystic fibrosis lung disease. This trial was conducted in collaboration with the Cystic Fibrosis Foundation Therapeutics, Inc., or the CFFT, who funded the majority of the external costs. In April 2004, we announced positive top-line results of this trial which was a double-blind, placebo-controlled, randomized trial over a four-week treatment period. The primary purpose of this trial was to determine tolerability of three times daily nebulizer doses of up to 60 mgs of INS37217 Respiratory versus placebo over a four-week treatment period. Patients receiving INS37217 Respiratory (pooled results across three doses) had significantly better lung function than patients receiving placebo after four weeks of treatment. Lung function was assessed by multiple standard spirometric measurements and statistical significance was achieved on all of the

INSPIRE PHARMACEUTICALS, INC.

spirometric measures employed in the trial. All three doses were well tolerated over the four-week treatment period. Detailed results of this trial will be presented at the North American Cystic Fibrosis Conference in St. Louis in October 2004. Based on the strength of these results, we have scheduled a meeting with the FDA to discuss our plans in moving toward a Phase III program in the second half of 2005. We are currently planning additional required toxicology studies that will support the Phase III program. An additional Phase II trial will be conducted in parallel with the toxicology program in order to broaden our experience in the patient population prior to the initiation of a Phase III program. In order to submit an NDA for INS37217 Respiratory for the treatment of cystic fibrosis, we will need to successfully complete the remaining components of our Phase II program, initiate and successfully complete a Phase III program and successfully complete our toxicology testing to facilitate these future clinical trials. We will be discussing the future development activities of the program with the FDA in the fall, and we are currently planning a second Phase II trial for this product candidate. Due to the early stage of development of this program, we are unable to project when, if ever, we will be in a position to file an NDA.

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

INS37217 Ophthalmic (denufosol tetrasodium) is an investigative new drug under evaluation for the treatment of retinal diseases associated with pathological sub-retinal or intra-retinal accumulation of fluid. We are developing INS37217 Ophthalmic as an intravitreal injection. INS37217 Ophthalmic has been shown in experimental models of retinal detachment to stimulate retinal re-attachment by reabsorbing (i.e., draining) extraneous sub-retinal fluid across the retinal pigment epithelium, a layer of cells involved in controlling proper hydration of the retina and sub-retinal space. We believe that INS37217 Ophthalmic may become the first FDA approved product to be administered as a first-line therapy to facilitate retinal reattachment in some patients without the need for invasive surgery. INS37217 Ophthalmic may be useful to treat other sight-threatening retinal diseases also associated with pathological accumulation of sub-retinal or intra-retinal fluid, including diabetic and non-diabetic macular edema. Restoration of vision in these disease states is contingent on the removal of the pathological fluid accumulation associated with these disorders.

In January 2004, we met with the FDA and were given guidance on the planning of a well-controlled Phase II trial in INS37217 Ophthalmic for the treatment of retinal disease. In April 2004 we began a 160-patient, Phase II clinical trial of INS37217 Ophthalmic for the treatment of retinal detachment. In order to submit an NDA for INS37217 Ophthalmic for the treatment of retinal disease, we will need to successfully complete the remaining components of our Phase II program and initiate and successfully complete a Phase III program. Due to the early stage of development of this program, including the fact that our current clinical trial is a proof-of-concept trial, we are unable to project when, if ever, we will be in a position to file an NDA with regard to this product candidate.

Estimated subsequent costs necessary to submit an NDA for INS37217 Ophthalmic for the treatment of retinal detachment are projected to be $20 million to $30 million. This estimate excludes the cost of pre-launch inventory and development costs for other retinal diseases, but includes any remaining Phase II clinical trials, a Phase III clinical program, manufacturing INS37217 for clinical trials and toxicology studies, producing qualification lots consistent with current Good Manufacturing Practice standards, salaries for development personnel, other unallocated development

INSPIRE PHARMACEUTICALS, INC.

costs and regulatory preparation and filing costs. These costs are difficult to estimate and actual costs could be different from our estimate. For example, clinical trials and toxicology studies may not proceed as planned, and results from future clinical trials may change our planned development program. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described under Item 5 of this report.

INS50589 Cardiovascular

P2Y12 receptor antagonists for the inhibition of platelet aggregation.

INS50589 Cardiovascular is a P2Y12 antagonist that we are developing as a potent, selective and reversible inhibitor of platelet aggregation for the use in the treatment of acute cardiovascular diseases. Platelets, small disk-shaped blood cells, are responsible for initiating and maintaining blood clots. These cells have P2 receptors, including the P2Y12 receptor, on their surface which respond to a soluble clotting factor called adenosine 5’ –diphosphate (ADP). It has been demonstrated that pharmacological intervention to inhibit platelet aggregation has potential benefit in a number of debilitating acute and chronic diseases such as myocardial infarction, unstable angina, stroke and peripheral arterial disease. Inhibition of platelet P2Y12 receptors in particular reduces the relative risk of thrombotic events such as myocardial infarction, stroke and cardiovascular death.

INS50589 Cardiovascular has a rapid onset and offset mechanism of action and is intended for intravenous administration. In preclinical studies it has been shown to produce dose-dependent and sustained inhibition of platelet aggregation during the administration of the drug, and protect against mortality resulting from systemic intravascular thromboembolism. We believe that the fast offset pharmacokinetic property, coupled with the ability to inhibit both platelet aggregation and degranulation/secretion, are key differentiating characteristics from other approved anti-platelet agents. We have held a pre-IND meeting with the FDA and we intend to file an IND application and commence a Phase I clinical trial for INS50589 Cardiovascular in the fourth quarter of 2004. Given the limited data available and the early stage of development of this program, we are unable to reasonably project whether a Phase II or Phase III program would be appropriate for the product candidate and, if so, the future dates and costs that may be associated with such clinical trials or prospective NDA filing.

Other Development Programs

INS316 Diagnostic (uridine 5’-triphosphate) is a P2Y2 agonist with a short duration of action. This lower-priority product candidate was under development as an acute-use inhaled solution to stimulate enhanced clearance of mucus from the lungs to produce a sputum specimen to aid in the diagnosis of lung cancer. Although analysis of a Phase III clinical trial is continuing, we do not intend to pursue additional development of INS316. The data from this program is being provided to our partner, Kirin Brewery Co., Ltd., who is evaluating its future development plans.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

Revenues

Revenues were $2.9 million for the three months ended June 30, 2004, as compared to $4.1 million for the same period in 2003. The change in revenue relates to recording our second quarter of product co-promotion revenue from net sales of ElestatTM and our first full quarter of co-promotion revenue from net sales of Restasis® in 2004 as compared to collaborative revenue associated with milestone payments and amortization of deferred revenue recognized under our collaborative agreements in 2003.

Revenue from product co-promotion relates to United States net sales of ElestatTM and Restasis® according to the terms of our collaborative agreements in which we co-promote ElestatTM and Restasis® with Allergan. In regards to ElestatTM revenue, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. To date, we have recognized product co-promotion revenue associated with ElestatTM targeted net sales levels achieved in the six months ending June 30, 2004. Amounts contractually due from Allergan in excess of our recorded revenue are recognized as deferred revenue and will be realized in subsequent quarters of 2004 when

INSPIRE PHARMACEUTICALS, INC.

additional annual net sales target levels are achieved. Accordingly, as of June 30, 2004, we have recorded $661,000 of deferred ElestatTM revenue. Based upon weekly National Prescription data from IMS Health for the week ending July 23, 2004, ElestatTM has become the second most prescribed allergic conjunctivitis product, as measured by new prescriptions, in the highest prescriber group of 12,800 ophthalmologists, optometrists, and allergists in the United States. In addition, using this same audience and measure, ElestatTM has achieved over 14% market share and has consistently achieved weekly market share gain since its launch in February 2004. ElestatTM is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products whereby there is usually a large increase in sales during the Spring and a lesser increase during the Summer and Fall. In addition, approximately $369,000 of our 2004 co-promotion revenue relates to net sales of Restasis®. We began receiving Restasis® co-promotion revenue beginning in April 2004.

Research and Development Expenses

Research and development expenses were $5.4 million for the three months ended June 30, 2004, as compared to $8.9 million for the same period in 2003, a decrease of 39%. The decrease in 2004 research and development expenses was due primarily to a decrease in development activities, which was partially offset by an increase in discovery and preclinical activity. Development expenses have decreased primarily due to reduced spending on our INS37217 Intranasal and INS316 Diagnostic programs as we reclassified these projects to lower priority programs and have correspondingly decreased the resources dedicated to them. Additionally, the decrease also relates to decreased spending on our diquafosol program related to the timing associated with the initiation of a confirmatory Phase III trial, to respond to a December 2003 approvable letter we received from the FDA. Although 2004 spending on our clinical trials decreased in the aggregate, as compared to 2003, this decrease was somewhat offset by increased 2004 spending on our retinal detachment program and discovery initiatives, primarily associated with our INS50589 platelet aggregation inhibitor program. Due to the recent initiation of our Phase III diquafosol confirmatory clinical trial, we expect spending on our diquafosol program to increase in the last half of 2004.

Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research and clinical trial insurance, license fees and other fees and costs related to the development of product candidates.

Selling and Marketing Expenses

Selling and marketing expenses were $5.2 million for the three months ended June 30, 2004, as compared to $72,000 for the same period in 2003. The increase in selling and marketing expenses resulted from our development of a commercial infrastructure in 2004, including increases in personnel and other administrative costs from our active co-promotion of Restasis® and ElestatTM. Our sales and marketing expenses include all direct costs for our sales force and marketing programs. Our sales force expenses include training costs, salaries, fleet management and travel costs. Our marketing expenses include product management, public relations, physician training and continued medical education and other administrative expenses.

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended June 30, 2004, as compared to $1.9 million for the same period in 2003. The increase is primarily due to expenses necessary to support and maintain our commercial organization as well as overall corporate growth. General and administrative costs include finance, legal, human resources, information technology, and quality/compliance expenses.

Other Income

Other income was $0.1 million for the three months ended June 30, 2004, and 2003. Other income includes interest income, interest expense and gains/losses on our investment portfolio.

INSPIRE PHARMACEUTICALS, INC.

Six Months Ended June 30, 2004 and 2003

Revenues

Revenues were $3.6 million for the six months ended June 30, 2004, as compared to $5.2 million for the same period in 2003. The change in revenue relates to recording revenue from product co-promotion associated with ElestatTM and Restasis® net sales in 2004 as compared to collaborative revenue associated with milestone payments and amortization of deferred revenue recognized under our collaborative agreements in 2003. We began realizing co-promotion revenue from product sales when we launched ElestatTM, our first commercial product, in February 2004.

Our future revenues will depend on the commercial success of ElestatTM and Restasis®, whether we enter additional collaboration agreements, achieve milestones under existing or future collaboration agreements and whether we obtain regulatory approvals. In addition, we expect to experience seasonality in ElestatTM sales, with a large increase in sales during the Spring and a lesser increase during the Summer and Fall.

Research and Development Expenses

Research and development expenses were $10.6 million for the six months ended June 30, 2004, as compared to $16.0 million for the same period in 2003, a decrease of 34%. The decrease in 2004 research and development expenses was due primarily to a decrease in development expenses in our INS37217 Intranasal, diquafosol, and INS316 Diagnostic programs, which was partially offset by an increase in our INS37217 Ophthalmic program. The decrease in the INS37217 Intranasal and INS316 Diagnostic programs resulted from our reclassifying these projects to lower priority programs and correspondingly decreasing the resources dedicated to them. Our decreased spending in diquafosol relates to the timing associated with the initiation of our confirmatory Phase III trial, which we began in June 2004. Due to the recent initiation of our Phase III diquafosol confirmatory clinical trial, we expect spending on our diquafosol program to increase in the last half of 2004.

Our research and development expenses for the six months ended June 30, 2004 and 2003 and from the projects’ inception are shown below (in thousands).

	Six Months Ended June 30,				Cumulative from Inception (October 28, 1993) to June 30, 2004%
	2004	%	2003	%
diquafosol tetrasodium (INS365)	$2,027	19	$4,028	25	$30,938	23
INS37217 Ophthalmic (denufosol tetrasodium)	1,161	11	124	1	4,649	4
INS37217 Respiratory (denufosol tetrasodium)	962	9	839	5	9,715	7
INS316 Diagnostic (uridine 5’-triphosphate)	733	7	1,133	7	8,810	7
INS37217 Intranasal (denufosol tetrasodium)	413	4	5,659	35	12,572	9
Other discovery and development costs (1)	5,260	50	4,227	27	66,884	50

Total	$10,556	100	$16,010	100	$133,568	100

(1)	Other discovery and development costs represent all unallocated research and development costs or those costs allocated to preclinical projects, including INS50589 Cardiovascular. These costs include personnel costs of our discovery programs, internal and external general research costs and other internal and external costs of other drug discovery and development programs.

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

INSPIRE PHARMACEUTICALS, INC.

Selling and Marketing Expenses

Selling and marketing expenses were $11.1 million for the six months ended June 30, 2004, as compared to $0.4 million for the same period in 2003. The increase in selling and marketing expenses resulted from our development of a commercial infrastructure in 2004, including increases in personnel and other administrative costs from our active co-promotion of Restasis® and ElestatTM. We began co-promoting Restasis® in January 2004 and launched ElestatTM in February 2004. Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the six months ended June 30, 2004, as compared to $3.3 million for the same period in 2003. The increase is primarily due to expenses necessary to support and maintain a commercial organization as well as overall corporate growth. Future general and administrative expenses will depend on the level of our future development and commercialization activities.

Other Income

Other income was $0.3 million for the six months ended June 30, 2004, compared to $0.2 million for the same period in 2003. Other income includes interest income, interest expense and gains/losses on our investment portfolio. The increase in 2004 other income, as compared to 2003, is primarily the result of a write-down of a strategic investment in 2003. Future other income will depend on our future cash and investment balances, the return on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through the sale of equity securities, including private sales of preferred stock and public offerings of common stock. We currently receive revenue from co-promotion of ElestatTM and Restasis®, but do not expect this revenue to exceed our 2004 operating expenses. On July 30, 2004, we completed a public offering whereby we sold 6.9 million shares of common stock, which included the full exercise of the underwriters’ over-allotment option, at $12.00 per share. The net proceeds, after underwriting discounts and costs in connection with the sale and distribution of the securities, were approximately $77.1 million.

At June 30, 2004, without considering the impact of our July 2004 public offering, we had net working capital of $44.9 million, a decrease of approximately $21.4 million from December 31, 2003. The decrease in working capital is principally due to normal operating expenses which currently exceed our revenue. Our principal sources of liquidity at June 30, 2004 were $29.4 million in cash and cash equivalents and $23.9 million in investments, which are considered “available-for-sale.”

Our working capital requirements may fluctuate in future periods depending on many factors, including: the efficiency of manufacturing processes developed on our behalf by third parties; the magnitude, scope and timing of our drug development programs; the cost, timing and outcome of regulatory reviews and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue, the commercial potential of our products and product candidates; and the potential expansion of facility space. We are targeting 2004 operating expenses of $54-58 million. We believe the net proceeds of our July 2004 public offering combined with our existing cash, cash equivalents and investments, will be adequate to satisfy our anticipated working capital requirements beyond 2005. In addition, we have the ability to sell approximately $57.2 million worth of additional shares of common stock under an active shelf registration statement, which we filed with the Securities and Exchange Commission on April 16, 2004. However, additional funding may not be available on favorable terms from any of these sources or at all. Our ability to achieve our operating expense target range is subject to several risks including unanticipated cost overruns, the need to

INSPIRE PHARMACEUTICALS, INC.

expand the magnitude of scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates and other factors described under the Risk Factors contained in Item 5 of this report.

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

Revenue Recognition

We recognize revenue from product co-promotion based on net sales for ElestatTM and Restasis® as defined in the co-promotion agreements, and as reported to us by our collaborative partner, Allergan. Accordingly, our co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements. We also reduce gross sales for incentive programs we manage, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the ElestatTM co-promotion agreement, we are obligated to meet predetermined minimum annual net sales performance levels. If the annual minimum is not satisfied, we receive a percentage of net sales based upon predetermined calendar year net sales target levels. To date, we have recognized only those revenues associated with targeted net sales levels achieved during the six months ending June 30, 2004. Amounts contractually due from Allergan in excess of recorded co-promotion revenues associated with ElestatTM are accounted for as deferred revenue and will be realized in subsequent calendar quarters as we achieve greater ElestatTM net sales levels.

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

Income Taxes

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

INSPIRE PHARMACEUTICALS, INC.

Liabilities

We generally enter into contractual agreements with third party vendors to provide clinical, preclinical/toxicology, manufacturing and other services in the ordinary course of business. Many of these contracts are subject to milestone-based invoicing and the contract could be conducted over an extended period of time. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. We monitor all significant research and development, manufacturing and other service activities and the related progression of work for these activities. We estimate the underlying obligation for each activity based upon our estimate of the amount of work performed and compare the estimated obligation against the amount that has been invoiced. Because of the nature of contracts and related delay in the contract’s invoicing, the obligation to these vendors may be based upon management’s estimate of the underlying obligation. We record the larger of our estimated obligation or invoiced amounts for completed service. In all cases, actual results may differ from our estimates.

Impact of Inflation

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our cost of operation or the profitability of our products when marketed.

INSPIRE PHARMACEUTICALS, INC.

Impact of Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, or FIN No. 46, “Consolidation of Variable Interest Entities,” which requires the assets, liabilities and results of operations of variable interest entities, or VIE, be consolidated into the financial statements of the company that has controlling financial interest. FIN No. 46 also provides the framework for determining whether a VIE should be consolidated based on voting interest or significant financial support provided to the VIE. The effective date for applying the provisions of FIN No. 46 for interests held by public entities in VIEs or potential VIEs created before February 1, 2003 was deferred and became effective as of March 31, 2004, except for interests in special purpose entities. We do not have interests in special purpose entities. FIN No. 46 did not have any impact on our results of operations and cash flows.

INSPIRE PHARMACEUTICALS, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are subject to interest rate risk on our investment portfolio. We maintain an investment portfolio consisting primarily of high quality money market instruments and government obligations. Our portfolio has a current average maturity of less than 12 months.

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital leases and other short-term debt obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At June 30, 2004, our portfolio of available-for-sale investments consisted of approximately $19.4 million of investments maturing within one year and approximately $4.0 million of investments maturing after one year but within 19 months. In addition, we have $0.5 million of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $0.2 million. This investment represents unregistered preferred stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

INSPIRE PHARMACEUTICALS, INC.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely providing them with material information relating to us which is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. There were no changes in our internal controls during the three month period ended June 30, 2004.

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

INSPIRE PHARMACEUTICALS, INC.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On June 10, 2004, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1. Election of two directors (there were no abstentions or broker non-votes in connection with the election of directors).

	For:	Withheld:
Christy L. Shaffer	19,190,250	5,203,331
Richard Kent	24,079,709	313,872

2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004 (there were no broker non-votes in connection with the ratification of our independent auditor).

For:	Against:	Abstain:
24,130,957	261,285	1,339

3. Ratification of the amendment to the Amended and Restated 1995 Stock Plan, as amended, to increase the number of shares of common stock reserved for issuance pursuant to stock awards under the plan from 6,428,571 to 7,178,571.

For:	Against:	Abstain:	Non Voted:
8,843,307	8,469,380	10,070	7,070,824

INSPIRE PHARMACEUTICALS, INC.

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

If the FDA does not conclude that our products meet statutory requirements for safety and efficacy, we will be unable to obtain regulatory approval for marketing in the United States, and if foreign governments do not conclude that our products meet their requirements for marketing, we will be unable to sell those products in those foreign markets.

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. We have not received marketing approval for any of our products, although we are co-promoting two products with Allergan, and have one product candidate, diquafosol for dry eye disease, under review by the FDA for commercial approval. Although our NDA has been accepted and we have received an approvable letter for diquafosol, the FDA has informed us that an additional clinical trial must be conducted to replicate the efficacy that was demonstrated by an earlier clinical trial. There is no guarantee that an additional clinical trial will be successful or that the FDA will approve diquafosol and allow us to begin selling it in the United States. Even if we do receive FDA approval for diquafosol, we and Allergan may not be able to successfully commercialize diquafosol in the United States. We have not applied for marketing approval of diquafosol in any other jurisdiction.

With the exception of our five product candidates in clinical trials, diquafosol, INS37217 Respiratory, INS37217 Ophthalmic, INS37217 Intranasal and INS316 Diagnostic, all of our remaining product candidates are in research or preclinical development. A substantial amount of work will be required to advance these candidates to clinical testing. We will have to conduct significant additional development activities and non-clinical and clinical tests, and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and initial clinical testing of our products under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

•	The drug is not effective, or physicians think that the drug is not effective;

•	The drug effect is not statistically significant compared to placebo;

•	Patients experience severe side effects during treatment;

•	Patients die during the clinical trial because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

•	Patients do not enroll in the trials at the rate we expect;

•	We decide to modify the drug during testing; or

•	We allocate limited financial and other resources to other clinical programs.

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

Allergan launched Restasis® in the United States in April 2003 and we began receiving co-promotion revenue from Allergan on the net sales of Restasis® beginning in April 2004. Allergan is primarily responsible for marketing and commercializing Restasis®. Our agreement with Allergan provides, and we have exercised, the right to co-promote Restasis® in the United States. In February 2004, we launched Elestat™ in the United States. Our agreement with Allergan provides that we will have the primary responsibility for selling, promotional and marketing activities related to Elestat™ in the United States. We are required to pay the costs in relation to such activities.

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

INSPIRE PHARMACEUTICALS, INC.

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

INSPIRE PHARMACEUTICALS, INC.

If Allergan is unsuccessful in its litigation with the FDA regarding the reclassification of Restasis®, it will continue to be classified as an antibiotic, thus exempting it from benefits under the Hatch-Waxman Act.

In March 2003, soon after the FDA approved Restasis® as a new drug, the FDA reclassified the active ingredient of Restasis®, cyclosporine, as an antibiotic, resulting in Restasis® not being eligible to benefit from the patent term extension or non-patent market exclusivity protections of the Hatch-Waxman Act. Allergan has commenced litigation against the FDA regarding the reclassification of Restasis® and the loss of the protections of the Hatch-Waxman Act. Because Restasis® does not currently have the protections of the Hatch-Waxman Act, and in the absence of protection under the patents pertaining to Restasis®, a generic competitor will be able to file an Abbreviated New Drug Application, or ANDA, for the FDA’s review without providing Allergan with notice of such filing. If the FDA approves such an ANDA, the generic competitor may enter the market to compete with Allergan and us. Therefore, if Allergan is not successful in its litigation with the FDA, Restasis® may face increased competition from third parties, possibly reducing our potential revenues from our Restasis® co-promotion agreement with Allergan.

Because our clinical candidates utilize a new mechanism of action and in some cases there are no regulatory precedents, designing clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any marketing of our products.

To complete successful clinical trials, our candidates must meet the criteria for clinical approval, or endpoints, which we establish in the clinical trial. Generally, we will establish these endpoints in consultation with the FDA, following its clinical trial design guidelines on the efficacy, safety and tolerability measures required for approval of products. However, since our product candidates are based on our novel receptor technology, and some of the diseases we are researching do not have products that have been approved by the FDA, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our products for approval. The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in trial design, additional data or even further clinical trials before granting approval of our product candidates. We could encounter delays and increased expenses in our clinical trials if the FDA determines that the endpoints established for a clinical trial do not predict a clinical benefit. To the best of our knowledge, no P2Y2 products have received marketing approval from the FDA.

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

The number and type of studies that may be required by the FDA for a particular compound are based on the compound’s clinical profile compared to existing therapies for the targeted patient population. Factors that affect the costs of a clinical trial include:

•	The number of patients required to participate in clinical trials to demonstrate statistical significance for a drug’s safety and efficacy;

•	The time required to enroll the targeted number of patients in clinical trials, which may vary depending on the size and availability of the targeted patient population and the perceived benefit to the trial participants; and

•	The number and type of required laboratory tests supporting clinical trials.

Other activities required before submitting a NDA include regulatory preparation for submission, biostatistical analyses, scale-up synthesis, and validation of commercial product. In addition, prior to product launch, production of a certain amount of commercial grade drug product inventory meeting FDA current good manufacturing practice standards is required.

INSPIRE PHARMACEUTICALS, INC.

Also, ongoing development programs and associated costs are subject to frequent, significant and unpredictable changes due to a number of factors, including:

•	Data collected in preclinical or clinical trials may prompt significant changes or enhancements to an ongoing development program;

•	The FDA may direct the sponsor to change or enhance its ongoing development program based on developments in the testing of similar compounds or related compounds;

•	Unexpected regulatory requirements or interim reviews by regulatory agencies may cause delays or changes to development programs; and

•	Anticipated manufacturing costs may change significantly due to required changes in manufacturing processes, variances from anticipated manufacturing process yields or changes in the cost and/or availability of starting materials.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product development.

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses exceeded $26.0 million in the six months ended June 30, 2004, $37.4 million in the fiscal year ended December 31, 2003 and $30.3 million in the fiscal year ended December 31, 2002. We anticipate that our operating expenses in 2004 will increase from our 2003 operating expenses to provide for a new clinical trial for diquafosol and greater commercial activities. Our cash, cash equivalents and investments totaled approximately $53.6 million on June 30, 2004. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical trials and undertake commercial sales. Many factors will influence our future capital needs. These factors include:

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

INSPIRE PHARMACEUTICALS, INC.

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

INSPIRE PHARMACEUTICALS, INC.

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

We have experienced significant losses since inception. We incurred net losses of $22.1 million for the six month period ended June 30, 2004, $31.4 million for the year ended December 31, 2003 and $24.7 million for the year ended December 31, 2002. As of June 30, 2004, our accumulated deficit was approximately $149.2 million. We expect to incur additional significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

Our INS316 Diagnostic clinical development program depends on two exclusive licenses and one non-exclusive license from UNC. We hold licenses for INS365 for respiratory diseases and a P2Y12 receptor program for a cardiovascular indication. If we fail to meet performance milestones relating to the timing of regulatory filings or pay the minimum annual payments under our respective UNC licenses, UNC may terminate the applicable license. In addition, if UNC were to re-license some or all of the technologies currently covered by our licenses, competitors could develop products that compete with ours.

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

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of ElestatTM and Restasis®. We understand that in each case Allergan relies upon an arrangement with a single third party for the manufacture and supply of active pharmaceutical ingredients, or APIs, and then Allergan completes the manufacturing process to yield finished product. In the event such third party was unable to supply Allergan, or Allergan was unable to complete the manufacturing cycle, sales of the product could be adversely impacted, which would result in a reduction in any revenue from product co-promotion received under our agreements with Allergan.

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs of our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon Yamasa Corporation as the sole manufacturer of our supply of APIs for our product candidates in clinical trials and intend to contract with Yamasa, as necessary, for commercial scale manufacturing of our products where we are responsible for such activities. In the case of diquafosol, Allergan will purchase commercial quantities of bulk APIs from Yamasa. Although we have identified alternate sources for these supplies, it would be time consuming and costly to qualify these sources. Under our current agreements, either Yamasa or we may terminate our supply arrangement, without cause, by giving 180 days prior notice. If Yamasa were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

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

We have no experience or capabilities to conduct the large-scale manufacture of any of our drug substance candidates and no capabilities to manufacture any pharmaceutical drug products. We do not currently expect to engage directly in the manufacturing of drug substance or drug products, but instead intend to contract with third parties to accomplish these tasks. With the exception of Santen, for which we are required to supply bulk active pharmaceutical ingredient, all of our partners are responsible for making their own arrangements for the manufacture of drug products, including arranging for the manufacture of bulk active pharmaceutical ingredient. Our dependence upon third parties for the manufacture of both drug substance and finished drug products that remain unpartnered may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our revenues. If we, or our partners, are unable to engage or retain third party manufacturers on commercially acceptable terms, our products may not be commercialized as planned. Our strategy of relying on third parties for manufacturing capabilities presents the following risks:

•	The manufacturing processes for most of our active pharmaceutical ingredients have not been validated at the scale required for commercial sales;

•	Delays in scale-up to commercial quantities and any change at the site of manufacture could delay clinical trials, regulatory submissions and ultimately the commercialization of our products;

•	Manufacturers of our products are subject to the FDA’s current good manufacturing practices regulations, and similar foreign standards that apply, and we do not necessarily have full control over compliance with these regulations by third party manufacturers;

•	If we need to change manufacturers, the FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturers would have to be educated in the processes necessary for the production of our product candidates;

•	Without satisfactory long-term agreements with manufacturers, we will not be able to develop or commercialize our product candidates as planned or at all;

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates; and

•	If we are unable to engage or retain an acceptable third party manufacturer for any of our product candidates, we would either have to develop our own manufacturing capabilities or delay the development of such product candidate.

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

INSPIRE PHARMACEUTICALS, INC.

Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. Academic and government institutions have become increasingly aware of the commercial value of their research findings and are more likely to enter into exclusive licensing agreements with commercial enterprises to market commercial products. Many of our competitors have far greater resources than we do and may be better able to afford larger license fees and milestones attractive to those institutions. Our competitors may also develop technologies and drugs that are safer, more effective, or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. Current products marketed to treat cystic fibrosis include Pulmozyme® and TOBI®. Primary treatments for dry eye disease currently involve over-the-counter artificial tear replacement drops, punctal plugs and Restasis®. Current treatments for allergic conjunctivitis include antihistamines such as Patanol®, Zaditor® and Optivar®, as well as mast cell stabilizers. Current treatments for colds, allergic rhinitis and rhinosinusitis include antihistamines, antibiotics, decongestants and anti-inflammatory steroids, such as Flonase® and Nasonex®. In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete.

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

We have established a sales force to market and distribute Elestat™, Restasis® and other potential products. Although the members of our sales force have had experience in sales with other companies, we have never had a sales force and may undergo difficulties maintaining the sales force. We have incurred substantial expenses in establishing the sales force, including substantial additional expenses for the training and management of personnel, and the infrastructure to enable the sales force to be effective. We expect to continue to incur substantial expenses in the future. The costs of maintaining our sales force may exceed our product revenues. We compete with many companies that currently have extensive and well-funded marketing and sales operations. Many of these competing companies have had substantially more experience in, and financial resources for sales, marketing and distribution. Our selling and marketing efforts may be unsuccessful.

Failure to hire and retain key personnel may hinder our product development programs and our business efforts.

We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our Chief Executive Officer and a director, and Thomas R. Staab, II, our Chief Financial Officer. If these people leave us, we may have difficulty conducting our operations. We have not entered into agreements with any officers or any other members of our management and scientific staff that bind them to a specific period of employment. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

INSPIRE PHARMACEUTICALS, INC.

If our patent protection is inadequate, the development and any possible sales of our product candidates could suffer or competitors could force our products completely out of the market.

Our business and competitive position depends on our ability to continue to develop and protect our products and processes, proprietary methods and technology. Except for patent claims covering new chemical compounds, most of our patents are use patents containing claims covering methods of treating disorders and diseases by administering therapeutic chemical compounds. Use patents, while providing adequate protection for commercial efforts in the United States, may afford a lesser degree of protection in other countries due to their patent laws. Besides our use patents, we have patents and patent applications covering compositions (new chemical compounds), pharmaceutical formulations and processes for large-scale manufacturing. Many of the chemical compounds included in the claims of our use patents and process applications were known in the scientific community prior to our patent applications. None of our composition patents or patent applications cover these previously known chemical compounds, which are in the public domain. As a result, competitors may be able to commercialize products that use the same previously known chemical compounds used by us for the treatment of disorders and diseases not covered by our use patents. Such competitors’ activities may reduce our revenues.

If we must defend a patent suit, or if we choose to initiate a suit to have a third party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. While we are not aware of any patent that we are infringing, nor have we been accused of infringement by any other party, other companies may have, or may acquire, patent rights which we might be accused of infringing. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others. Should we choose to do this, as with the above, we may need to make considerable expenditures of money and management time in litigation. Further, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine the priority of invention of any of our technologies.

Our ability to develop sufficient patent rights in our pharmaceutical, biopharmaceutical and biotechnology products to support commercialization efforts is uncertain and involves complex legal and factual questions. For instance, the USPTO examiners may not allow our claims in examining our patent applications. If we have to appeal a decision to the USPTO’s Appeals Board for a final determination of patentability we could incur substantial legal fees.

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

INSPIRE PHARMACEUTICALS, INC.

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

As of June 30, 2004, our directors, executive officers and their affiliates beneficially own over 4% of our outstanding common stock and together with our current 5% stockholders and their affiliates, beneficially own over 20% of our outstanding common stock, based on the most recent filings by such parties with the Securities and Exchange Commission. These stockholders, if they act together, may be able to direct the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	Our merger with or into another company;

•	A sale of substantially all of our assets; and

•	Amendments to our amended and restated certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales by stockholders into the public market may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of June 30, 2004, there were 32,034,049 shares of common stock outstanding. Of these outstanding shares of common stock, 12,075,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act of 1933, unless purchased by our affiliates. In addition, we have completed an underwritten public offering of 6,900,000 shares on July 30, 2004, which shares are not reflected in these amounts. Up to 7,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or may be, issued pursuant to our stock plan. Except with respect to an additional 750,000 shares of common stock issuable under our stock plan as a result of an amendment to our stock plan ratified by our stockholders on June 10, 2004, which we intend to register in 2004, the shares underlying existing, and possible future stock awards have been registered pursuant to a registration statement on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

As of June 30, 2004, there were outstanding options, which were exercisable to purchase 2,120,537 shares of our common stock, and outstanding warrants, which were exercisable to purchase 285,092 shares of our common stock. This amount combined with the total common stock outstanding at June 30, 2004 is 34,439,678 shares of common stock.

As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time.

In addition, we have completed an underwritten public offering of 6,900,000 shares on July 30, 2004, which are not reflected in these amounts.

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

Inspire and each of our executive officers have entered into a Change in Control Agreement, to be effective March 2004. Each agreement provides for a payment to the executive officer that is equal to the highest salary and bonus, or in the case of our Chief Executive Officer, Dr. Christy Shaffer, 2 times (2x) such salary and bonus, earned by the executive officer in the three years preceding a change in control. In addition, all unvested stock options, restricted shares and performance shares will become fully vested upon a change in control, and the exercise period shall be extended for five years, but not beyond the original term. Health, life, accident and disability insurance benefits will be provided for the term of the agreements, subject to reduction if similar benefits are provided by a subsequent employer. The executive officers may also receive gross up payments so they may pay the excise tax on the additional payments. Under the agreements, a change in control means the determination by the board that a change of control has occurred, or is about to occur.

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

Our amended and restated certificate of incorporation also provides that the members of the board will be divided into three classes. Each year the terms of approximately one-third of the directors will expire. Our bylaws do not permit our stockholders to call a special meeting of stockholders. Under the bylaws, only our Chief Executive Officer, President, Chairman of the Board, Vice-Chairman of the Board or a majority of the board of directors are able to call special meetings. The staggering of directors’ terms of office and the inability of stockholders to call a special meeting may make it difficult for stockholders to remove or replace the board of directors should they desire to do so. The bylaws also require that stockholders give advance notice to our Secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting. These provisions may delay or prevent changes of control or management, either by third parties or by stockholders seeking to change control or management.

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

INSPIRE PHARMACEUTICALS, INC.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2004).

10.1	Amended and Restated 1995 Stock Plan, as amended.

10.2	Agreement between Inspire Pharmaceuticals, Inc. and Christy Shaffer, effective as of March 29, 2004, regarding change in control.

10.3	Form of change in control Agreement for other executive officers.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

On April 15, 2004, we filed a Current Report on Form 8-K, dated March 30, 2004, to file our Amended and Restated Bylaws.

On April 27, 2004, we filed a Current Report on Form 8-K, dated April 27, 2004, announcing top-line results in a Phase II clinical trial of INS37217 Respiratory in patients with mild cystic fibrosis.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: August 9, 2004	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
Chief Executive Officer and Director
(principal executive officer)

Date: August 9, 2004	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2004).

10.1	Amended and Restated 1995 Stock Plan, as amended.

10.2	Agreement between Inspire Pharmaceuticals, Inc. and Christy Shaffer, effective as of March 29, 2004, regarding change in control.

10.3	Form of change in control Agreement for other executive officers.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.