Form 10-Q
period 2004-09-30
INSPIRE PHARMACEUTICALS INC
filed 2004-11-09
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004, there were 38,958,349 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

INSPIRE PHARMACE TICALS INC

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

	(Unaudited) September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$94,271	$34,324
Investments	23,028	37,130
Receivable from Allergan	2,955	—
Prepaid expenses	1,864	1,389
Other assets	207	207

Total current assets	122,325	73,050

Property and equipment, net	2,425	2,092
Investments	3,719	3,712
Other assets	654	824

Total assets	$129,123	$79,678

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$2,546	$4,003
Accrued compensation and benefits	3,218	479
Accrued expenses	3,113	1,735
Notes payable and capital leases	493	602
Deferred revenue	—	—

Total current liabilities	9,370	6,819

Capital leases – noncurrent	1,364	482
Other long-term liabilities	1,642	1,325

Total liabilities	12,376	8,626

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 60,000 shares authorized; 38,958 and 31,847 shares issued and outstanding, respectively	39	32
Additional paid-in capital	276,380	198,393
Accumulated other comprehensive loss	(308)	(279)
Accumulated deficit	(159,364)	(127,094)

Total stockholders’ equity	116,747	71,052

Total liabilities and stockholders’ equity	$129,123	$79,678

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Revenues from product co-promotion	$3,791	$—	$7,348	$—
Collaborative research agreements	—	—	—	5,200

Total revenue	3,791	—	7,348	5,200

Operating expenses:
Research and development	6,762	6,225	17,318	22,235
Selling and marketing	5,529	398	16,665	826
General and administrative	2,035	1,652	6,369	4,986

Total operating expenses	14,326	8,275	40,352	28,047

Loss from operations	(10,535)	(8,275)	(33,004)	(22,847)

Other income (expense):
Interest income	422	386	1,010	916
Interest expense	(37)	(13)	(78)	(36)
Loss on investments	—	(40)	(198)	(340)

Other income	385	333	734	540

Net loss	$(10,150)	$(7,942)	$(32,270)	$(22,307)

Basic and diluted net loss per common share	$(0.28)	$(0.25)	$(0.96)	$(0.74)

Common shares used in computing basic and diluted net loss per common share	36,767	31,758	33,566	30,083

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net loss	$(32,270)	$(22,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	155	373
Depreciation of fixed assets	667	508
Gain/loss on disposal of property and equipment	(3)	1
Loss on investments	198	340
Changes in operating assets and liabilities:
Receivables	(2,955)	—
Prepaid expenses	(475)	305
Other assets	15	—
Accounts payable	(1,457)	594
Accrued expenses	4,434	2,670
Deferred revenue	—	(2,200)

Net cash used by operating activities	(31,691)	(19,716)

Cash flows from investing activities:
Purchase of investments	(36,586)	(59,076)
Proceeds from sale of investments	50,454	24,573
Purchase of property and equipment	—	(865)
Proceeds from sale of property and equipment	367	1

Net cash provided (used) by investing activities	14,235	(35,367)

Cash flows from financing activities:
Issuance of common stock, net	77,994	72,974
Payments on notes payable and capital lease obligations	(591)	(362)

Net cash provided by financing activities	77,403	72,612

Increase in cash and cash equivalents	59,947	17,529
Cash and cash equivalents, beginning of period	34,324	27,128

Cash and cash equivalents, end of period	$94,271	$44,657

Supplemental disclosure of non-cash investing and financing activities: The Company acquired property and equipment through the assumption of capital lease obligations amounting to $1,364 and $0 during the nine months ended September 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

1. Organization

Inspire Pharmaceuticals, Inc. (the “Company” or “Inspire”) was incorporated in October 1993 and commenced operations in March 1995 following the Company’s first substantial financing and licensing of initial technology from The University of North Carolina at Chapel Hill. Since that time, Inspire has been engaged in the discovery, development and commercialization of prescription pharmaceutical products for the treatment of various diseases with significant unmet medical needs. The Company’s core area of expertise relates to the class of nucleotide receptors, known as P2, which Inspire believes are important drug targets in various therapeutic areas, including ophthalmology, respiratory disease, cardiovascular disease and pain. In January 2004, Inspire began commercial operations. The Company is co-promoting two products, Elestat™ and Restasis®, in the United States. Prior to January 2004, Inspire was considered a development stage company. Inspire is located in Durham, North Carolina, adjacent to the Research Triangle Park.

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

Net Loss Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of diluted earnings per share for the three months ended September 30, 2004 and 2003 does not include 1,946 and 453, respectively, and for the nine months ended September 30, 2004 and 2003, does not include 1,838 and 389, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Deferred Compensation and Stock Options

The Company accounts for deferred compensation based on the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference between the estimated fair value of the Company’s common stock at the date of grant and the exercise price of the stock option is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three and nine months ended September 30, 2004 and 2003.

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

For purposes of pro forma disclosures, the estimated fair value of equity instruments is amortized to expense over their respective vesting period. If the Company had elected to recognize compensation expense based on the fair value of stock-based instruments at the grant date, as prescribed by SFAS No. 123, its pro forma net loss and net loss per common share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss – as reported	$(10,150)	$(7,942)	$(32,270)	$(22,307)
Compensation expense included in reported net loss	—	82	—	373
Pro forma adjustment for compensation expense	(2,631)	(1,500)	(6,975)	(3,728)

Net loss – pro forma	$(12,781)	$(9,360)	$(39,245)	$(25,662)

Net loss per common share – as reported	$(0.28)	$(0.25)	$(0.96)	$(0.74)

Net loss per common share – pro forma	$(0.35)	$(0.29)	$(1.17)	$(0.85)

Manufacturing and Concentration of Receivables Risk

The Company relies on single source manufacturers for each of its products and product candidates. In addition, Allergan, Inc. (“Allergan”) relies on single source manufacturers for the manufacture of Elestat™ and Restasis®, products co-promoted by the Company. Accordingly, delays in the manufacture of any product or product candidate could adversely impact the marketing of our products or the development of our product candidates. Furthermore, Allergan is responsible for the manufacture of both Elestat™ and Restasis®. Therefore, the Company has little control over the manufacture of products for which it will receive revenue and over the overall product supply chain.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

All revenues recognized and recorded in 2004 and 2003 were from Allergan. The Company is entitled to receive product co-promotion payments on “Net Sales” of Elestat™ and Restasis® under the terms of its collaborative agreements with Allergan, and, accordingly, all trade receivables are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products.

Revenue Recognition

The Company recognizes revenue from product co-promotion based on net sales for Elestat™ and Restasis® as defined in the co-promotion agreements, and as reported to Inspire by its collaborative partner, Allergan. Accordingly, the Company’s co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements. The Company also reduces gross sales for incentive programs it manages, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the Elestat™ co-promotion agreement, the Company is obligated to meet predetermined minimum annual net sales performance levels. If the annual minimum is not satisfied, the Company receives a percentage of net sales based upon predetermined calendar year net sales target levels. In the six month period ending June 30, 2004, the Company recognized only those revenues associated with targeted net sales levels achieved during that time period. Amounts contractually due from Allergan in excess of recorded co-promotion revenues were accounted for as deferred revenue. During the three month period ending September 30, 2004, the Company exceeded the targeted 2004 net sales level and recognized all previously deferred revenue related to Elestat™ net sales from earlier quarters in 2004.

The Company recognizes milestone revenue under its collaborative research and development agreements when Inspire has performed services under such agreements or when Inspire or its collaborative partner has met a contractual milestone triggering a payment to the Company. Non-refundable fees received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon achievement of development milestones by Inspire or its collaborative partners. The Company recognizes milestone payments as revenues ratably over the period of its research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that the Company has fulfilled its research and development commitment. This period is based on estimates by management and the progress towards milestones in the Company’s collaborative agreements. The estimate is subject to revision as the Company’s development efforts progress and the Company gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause the Company’s revenue to fluctuate from period to period.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $308 and $279 of unrealized loss on its investments that is classified as accumulated other comprehensive loss at September 30, 2004 and December 31, 2003, respectively.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Comprehensive loss consists of the following components for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(10,150)	$(7,942)	$(32,270)	$(22,307)
Unrealized (loss) on marketable securities	(16)	(86)	(29)	(140)

Total comprehensive loss	$(10,166)	$(8,028)	$(32,299)	$(22,447)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3. Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which replaces Interpretation No. 46. FIN 46R requires existing unconsolidated variable interest entities (“VIEs”) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. Application of FIN 46R is required in financial statements of public entities that have interest in VIEs or potential VIEs, commonly referred to as special-purpose entities, for periods after December 31, 2003. Application by public entities for all other types of entities is required in its financial statements for periods ending after March 31, 2004. The Company does not have interests in VIEs. FIN 46R did not have any impact on the Company’s results of operations and cash flows.

4. Subsequent Event

On November 2, 2004, the Company executed an exclusive license agreement with the Wisconsin Alumni Research Foundation (“WARF”) under which WARF granted the Company an exclusive license under several patents, including three U.S. patents, for use in developing and commercializing new treatments for glaucoma. Under the terms of the agreement, Inspire will design and fund all future research, development, testing, regulatory filings and potential marketing activities related to any product developed from the license. Inspire will pay WARF an upfront licensing payment of $150, additional contingent payments of up to an aggregate of $1,800 upon the achievement of development milestones, and royalties on sales of any regulatory approved product utilizing the licensed patents. Unless terminated earlier, the agreement will expire on a country-by-country basis upon the expiration of the patents in such country.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition associated with our product candidates, use of hazardous materials and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

OVERVIEW

We are a biopharmaceutical company dedicated to the discovery, development and commercialization of prescription pharmaceutical products for the treatment of various diseases with significant unmet medical needs. Our core area of expertise relates to the class of nucleotide receptors, known as P2, which we believe are important drug targets in various therapeutic areas, including ophthalmology, respiratory disease, cardiovascular disease and pain. Our primary focus is in the ophthalmic and respiratory therapeutic areas where we have significant expertise. Our ophthalmic products and product candidates are currently focused in the allergic conjunctivitis, dry eye disease and

INSPIRE PHARMACEUTICALS, INC.

retinal disease therapeutic areas. We are also working on a product candidate for the treatment of respiratory complications of cystic fibrosis. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	COLLABORATIVE PARTNER	THERAPEUTIC AREA/ INDICATION	CURRENT STATUS
PRODUCTS
Elestat™	Allergan	Allergic conjunctivitis	Approved by the FDA October 2003; Co-promoting in the United States

Restasis®	Allergan	Dry eye disease	Approved by the FDA December 2002; Co-promoting in the United States

PRODUCT CANDIDATES
diquafosol tetrasodium (INS365 Ophthalmic)	Allergan and Santen Pharmaceutical	Dry eye disease	NDA filed, Approvable letter received December 2003, Confirmatory Phase 3 ongoing

INS37217 Respiratory (denufosol tetrasodium)	Cystic Fibrosis Foundation Therapeutics	Cystic fibrosis	Phase 2

INS37217 Ophthalmic (denufosol tetrasodium)	None	Retinal disease	Phase 2

INS50589 Cardiovascular	None	Cardiovascular diseases	Pre-IND

We have acquired the rights to market Elestat™ and Restasis® in the United States under co-promotion agreements with Allergan, Inc., or Allergan, and we receive revenue payments based upon net sales of these products. In January 2004, we completed hiring and training of our specialty sales force, at which time we began co-promoting Restasis®. In February 2004, we launched Elestat™ for the treatment of allergic conjunctivitis.

We have product candidates in various stages of clinical development and one product candidate identified in preclinical development for which we expect to file an Investigational New Drug Application, or IND, in the fourth quarter of 2004. All of our product candidates in clinical trials are based on proprietary technology relating to P2 receptors. We have begun to apply our expertise to other applications of P2 receptor subtypes as well as advancing several non-P2Y2 programs.

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

INSPIRE PHARMACEUTICALS, INC.

Elestat™

In December 2003, we entered into an agreement with Allergan to co-promote Elestat™ (epinastine HCl ophthalmic solution 0.05%) to ophthalmologists, optometrists and allergists in the United States. Under this agreement, we receive a royalty from Allergan on the U.S. net sales of Elestat™. The Elestat™ arrangement with Allergan will be in effect until the earlier of: (i) the approval and launch of the first generic epinastine product; or (ii) the approval and launch of the first over-the-counter epinastine product. The commercial exclusivity period for Elestat™ under the Hatch-Waxman Act will expire in October 2008, after which time Elestat™ could face generic competition. The agreement also provides for early termination under certain circumstances.

Elestat™ was approved by the U.S. Food and Drug Administration, or FDA, in October 2003 for the prevention of itching associated with allergic conjunctivitis. In February 2004, we launched Elestat™ in the United States and are promoting it to eye care professionals and allergists. Elestat™, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the relief of ocular itching associated with ocular allergies. Elestat™ works by blocking the H1 and H2 histamine receptors, stabilizing mast cells, and stopping the progression of pro-inflammatory mediators.

Restasis®

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize diquafosol tetrasodium (INS365) for the treatment of dry eye disease. The agreement also granted us the right to co-promote Allergan’s Restasis® (cyclosporine ophthalmic emulsion) 0.05% for the treatment of dry eye disease in the United States. In December 2002, Restasis® was approved for sale by the FDA and Allergan launched Restasis® in the United States in April 2003. In January 2004, we began co-promotion of Restasis® to eye care professionals and allergists in the United States and began receiving co-promotion revenue on Restasis® net sales beginning in April 2004. For the nine months ending September 30, 2004, Allergan has recognized approximately $65.5 million of revenue from sales of Restasis®. Restasis® is the first approved pharmacologically active therapy in the United States to increase tear production in patients with keratoconjunctivitis sicca, or dry eye disease, whose tear production is presumed to be suppressed due to ocular inflammation.

Diquafosol tetrasodium (INS365) for the treatment of dry eye disease.

Diquafosol is an ophthalmic product candidate designed to treat dry eye disease and is expected to be used alone or as a complement to Restasis®, if and when it receives regulatory approval. Diquafosol is a dinucleotide that we discovered, which functions as an agonist at the P2Y2 receptor. Diquafosol stimulates the release of natural tear components targeting all three mechanisms of action involved in tear secretion – mucin, lipids and fluid. To date, we have completed three Phase 3 clinical trials of diquafosol for the treatment of dry eye disease. In total, we have tested diquafosol in clinical trials in more than 2,000 individuals.

We are developing diquafosol as an eye drop for dry eye disease. We believe that diquafosol could be the second FDA approved pharmacologically active agent to treat dry eye disease, and the first one with this mechanism of action. Because diquafosol and Restasis® have different mechanisms of action, we consider them complementary products and believe the commercial opportunity of these products to be significant.

On June 27, 2003, we filed a New Drug Application, or NDA, with the FDA for diquafosol for the treatment of dry eye disease. In July 2003, the FDA granted Priority Review designation for the diquafosol NDA. On December 19, 2003, we received an approvable letter from the FDA for diquafosol for the treatment of dry eye disease. In response to this letter, and following a meeting with the FDA, we began a confirmatory Phase 3 clinical trial of diquafosol in June 2004, and have currently completed enrollment of the clinical trial. We expect to have the results analyzed from the clinical trial by March 31, 2005. If the results of this confirmatory Phase 3 clinical trial are positive, we expect to file an amendment to our diquafosol NDA with the FDA by the middle of 2005.

INSPIRE PHARMACEUTICALS, INC.

Pursuant to our agreement with Allergan, Allergan is responsible for regulatory approval of diquafosol in Europe. We are working closely with Allergan, European regulatory consultants and several European regulatory agencies, to determine what data will be required to support regulatory approval of diquafosol in Europe. We, along with our partner Allergan, have met with European regulators to discuss specific data requirements for a regulatory submission in Europe. Upon obtaining results from the ongoing Phase 3 clinical trial, we and Allergan will determine an appropriate European filing strategy.

Based upon discussions with Allergan and European regulatory authorities, we are considering conducting an additional diquafosol clinical trial. This clinical trial would be expected to satisfy multiple purposes, including potentially supplementing the European regulatory submission and providing global marketing information to supplement the potential commercialization of diquafosol. If we proceed with another clinical trial, it is expected that results from the clinical trial may also be used in the United States.

Estimated subsequent costs necessary to amend our diquafosol NDA submission and resubmit the application for commercial approval in the United States are projected to be $2 to $3.5 million, excluding the cost of pre-launch clinical product inventory. This estimate assumes that our ongoing confirmatory diquafosol Phase 3 clinical trial is successful and it is the only clinical trial required to obtain U.S. commercial approval. The estimate includes costs for completing the confirmatory Phase 3 diquafosol clinical trial, salaries for development personnel, regulatory costs associated with our NDA amendment and other unallocated development costs. Costs of any other contemplated clinical trials are excluded from this projection. The projected costs associated with such estimate are difficult to determine and the actual costs are likely to differ. If the results of the confirmatory Phase 3 clinical trial are not positive, our NDA amendment will not occur in 2005 and the estimate above will not be applicable. For a more detailed discussion of the risks associated with the development of diquafosol and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

INS37217 Respiratory (denufosol tetrasodium) for the treatment of cystic fibrosis.

We are developing INS37217 Respiratory (denufosol tetrasodium) as an inhaled product candidate for the treatment of cystic fibrosis. We believe that our product candidate could be the first FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. This product candidate has been granted orphan drug status by the FDA and is also on fast-track review status. INS37217 Respiratory is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through stimulation of the P2Y2 receptor, we expect to help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions. Based upon the results of recent clinical data, we believe this product candidate could be complementary to Pulmozyme®.

In 2003, we initiated a multi-center Phase 2 clinical trial in 90 patients with mild cystic fibrosis lung disease that was conducted in collaboration with the Cystic Fibrosis Foundation Therapeutics, Inc., or the CFFT. In October 2004, we presented detailed results of this clinical trial at the North American Cystic Fibrosis Conference in St. Louis. This clinical trial was a double-blind, placebo-controlled, randomized trial over a four-week treatment period. The primary purpose of this clinical trial was to determine tolerability of three times daily nebulizer doses of up to 60 mgs of INS37217 Respiratory versus placebo over a four-week treatment period. Patients receiving INS37217 Respiratory (pooled results across three doses) had significantly better lung function than patients receiving placebo after 28 days of treatment. Lung function was assessed by multiple standard spirometric measurements and statistical significance was achieved on all of the spirometric measures employed in the clinical trial. All three doses were well tolerated over the four-week treatment period. Following discussions with the FDA in September 2004, we have begun long-term toxicology studies. We also expect to conduct at least one additional Phase 2 clinical trial in parallel with these toxicology studies in order to broaden our patient experience prior to our initiation of a Phase 3 program, and we expect this additional Phase 2 clinical trial to begin before the end of 2004. We anticipate initiating a Phase 3 program in the last half of 2005. In order to submit an NDA for INS37217

INSPIRE PHARMACEUTICALS, INC.

Respiratory for the treatment of cystic fibrosis, we will need to successfully complete the remaining components of our Phase 2 program, initiate and successfully complete a Phase 3 program and successfully complete our toxicology testing to facilitate these future clinical trials. Due to the early stage of development of this program, we are unable to project when, if ever, we will be in a position to file an NDA.

Estimated subsequent costs necessary to submit an NDA for INS37217 Respiratory for the treatment of cystic fibrosis are projected to be $20 million to $45 million, excluding the cost of pre-launch clinical product inventory and any potential development milestones payable to the CFFT. This estimate includes completing the remaining components of our Phase 2 program, conducting a Phase 3 clinical program, manufacturing INS37217 for clinical trials and toxicology studies, producing qualification lots consistent with current Good Manufacturing Practice, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs are difficult to estimate and actual costs could be materially different from our estimate. For example, clinical trials and toxicology studies may not proceed as planned, results from future clinical trials may change our planned development program, other parties may assist in the funding of our development costs, and our NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

INS37217 Ophthalmic (denufosol tetrasodium) for the treatment of retinal disease.

INS37217 Ophthalmic (denufosol tetrasodium) is an investigative new drug under evaluation for the treatment of retinal diseases associated with pathological sub-retinal or intra-retinal accumulation of fluid. We are developing INS37217 Ophthalmic as an intravitreal injection. INS37217 Ophthalmic has been shown in experimental models of retinal detachment to stimulate retinal re-attachment by increasing the reabsorption (i.e., draining) of extraneous sub-retinal fluid across the retinal pigment epithelium, a layer of cells involved in controlling proper hydration of the retina and sub-retinal space. INS37217 Ophthalmic may be useful to treat other sight-threatening retinal diseases also associated with pathological accumulation of sub-retinal or intra-retinal fluid, including diabetic and non-diabetic macular edema and pilot clinical trials are being planned for these conditions.

In January 2004, we met with the FDA and were given guidance on the planning of a well-controlled Phase 2 clinical trial in INS37217 Ophthalmic for the treatment of retinal disease. In April 2004, we began a 160-patient Phase 2 clinical trial of INS37217 Ophthalmic for the treatment of retinal detachment. Enrollment in this clinical trial has progressed at a slower rate than originally anticipated. In order to submit an NDA for INS37217 Ophthalmic for the treatment of retinal detachment, we will need to successfully complete the remaining components of our Phase 2 program and initiate and successfully complete a Phase 3 program. Due to the early stage of development of this program, including the fact that our current clinical trial is a proof-of-concept trial, we are unable to project when, if ever, we will be in a position to file an NDA with regard to this product candidate.

Estimated subsequent costs necessary to submit an NDA for INS37217 Ophthalmic for the treatment of retinal detachment are projected to be $20 million to $30 million, excluding the cost of pre-launch clinical product inventory and development costs for other retinal diseases. This estimate includes any remaining Phase 2 clinical trials, a Phase 3 clinical program, manufacturing INS37217 for clinical trials and toxicology studies, producing qualification lots consistent with cGMP standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs are difficult to estimate and actual costs could be materially different from our estimate. For example, clinical trials and toxicology studies may not proceed as planned, and results from future clinical trials may change our planned development program. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

INS50589 Cardiovascular

P2Y12 receptor antagonist for the inhibition of platelet aggregation.

INS50589 Cardiovascular is a P2Y12 receptor antagonist that we are developing as an intravenous inhibitor of platelet aggregation for the use in the treatment of acute cardiovascular diseases. Platelets, small disk-shaped blood cells, are responsible for initiating and maintaining blood clots. Inhibition of platelet P2Y12 receptors with INS50589 Cardiovascular may reduce the relative risk of bleeding complications and/or clotting events associated with acute cardiovascular interventions.

INSPIRE PHARMACEUTICALS, INC.

INS50589 Cardiovascular has a rapid onset and offset mechanism of action and is intended for intravenous administration. In preclinical studies, it has been shown to produce dose-dependent and sustained inhibition of platelet aggregation during the administration of the drug, and protect against mortality resulting from systemic intravascular thromboembolism. We believe that the fast offset pharmacokinetic property, coupled with the ability to inhibit both platelet aggregation and degranulation/secretion, are key differentiating characteristics from other approved anti-platelet agents. We had a pre-IND meeting with the FDA, and we expect to complete our IND submission and initiate a Phase 1 clinical trial for INS50589 Cardiovascular before the end of 2004. Given the limited data available and the early stage of development of this program, we are unable to reasonably project whether a Phase 2 or Phase 3 program would be appropriate for the product candidate and, if so, the future dates and costs that may be associated with such clinical trials or prospective NDA filing.

Other Development Programs

INS316 Diagnostic (uridine 5’-triphosphate) is a P2Y2 agonist with a short duration of action. This product candidate was under development as an acute-use inhaled solution to stimulate enhanced clearance of mucus from the lungs to produce a sputum specimen to aid in the diagnosis of lung cancer. Although analysis of a Phase 3 clinical trial is continuing, we do not intend to pursue additional development of INS316. The data from this program was provided to our partner, Kirin Brewery Co., Ltd., who has terminated its license for the drug candidate.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

Revenues

Revenues were $3.8 million for the three months ended September 30, 2004, as compared to no revenue for the same period in 2003. The change in revenue relates to our recording product co-promotion revenue and recognition of all previously deferred revenue from net sales of Elestat™ and recognition of co-promotion revenue from net sales of Restasis®.

Revenue from product co-promotion relates to United States net sales of Elestat™ and Restasis® according to the terms of our collaborative agreements with Allergan. In regards to Elestat™ revenue, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. In the six month period ending June 30, 2004, we recognized product co-promotion revenue associated with Elestat™ targeted net sales levels achieved during that time period and deferred revenue in excess of the sales level achieved. During the three month period ending September 30, 2004, we exceeded the targeted 2004 net sales level and recognized all previously deferred revenue. Based upon weekly National Prescription data from IMS Health for the week ending October 1, 2004, Elestat™ was the second most prescribed allergic conjunctivitis product, as measured by new and total prescriptions in our target universe, the highest prescribing group of 12,800 ophthalmologists, optometrists, and allergists in the United States. In addition, using this same audience and time period, Elestat™ has achieved over 15% market share in new prescription volume and over 12% market share in total prescriptions. In regards to the total United States allergic conjunctivitis market, Elestat™ represents approximately 7% of new prescriptions and approximately 6% of total prescription for the week ending October 1, 2004, based on data compiled and reported by IMS Health. Elestat™ is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products whereby there is usually a large increase in sales during the Spring and a lesser increase during the Summer and Fall.

Research and Development Expenses

Research and development expenses were $6.8 million for the three months ended September 30, 2004, as compared to $6.2 million for the same period in 2003, an increase of 9%. The increase in 2004 research and development expenses, as compared to 2003, was due to increased spending in our discovery initiatives and to a lesser

INSPIRE PHARMACEUTICALS, INC.

extent, in our development activities. These increases related specifically to increased preclinical activity in our INS50589 cardiovascular program and increased activity in our ophthalmic programs associated with our confirmatory Phase 3 diquafosol clinical trial and our Phase 2 retinal detachment clinical trial.

Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research and clinical trial insurance, license fees and other fees and costs related to the development of product candidates.

Selling and Marketing Expenses

Selling and marketing expenses were $5.5 million for the three months ended September 30, 2004, as compared to $0.4 million for the same period in 2003. The increase in selling and marketing expenses resulted from our development of a commercial infrastructure in 2004, including increases in personnel and other administrative costs from our active co-promotion of Restasis® and Elestat™. Our selling and marketing expenses include all direct costs for our sales force and marketing programs. Our sales force expenses include training costs, salaries, fleet management and travel costs. Our marketing expenses include product management, public relations, physician training and continued medical education and other administrative expenses.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended September 30, 2004, as compared to $1.7 million for the same period in 2003. The increase is primarily due to expenses necessary to support and maintain our commercial organization as well as overall corporate growth. General and administrative costs include finance, legal, human resources, information technology, and quality/compliance expenses.

Other Income

Other income was $0.4 million for the three months ended September 30, 2004, as compared to $0.3 million for the same period in 2003. The increase in other income is attributable to higher cash and investment balances which resulted from our public stock offering in July 2004 that generated $77.1 million of net proceeds to us. Other income includes interest income, interest expense and gains/losses on our investment portfolio.

Nine Months Ended September 30, 2004 and 2003

Revenues

Revenues were $7.3 million for the nine months ended September 30, 2004, as compared to $5.2 million for the same period in 2003. The change in revenue relates to recording revenue from product co-promotion associated with Elestat™ and Restasis® net sales in 2004 as compared to collaborative revenue associated with milestone payments and amortization of deferred revenue recognized under our collaborative agreements in 2003. We began realizing co-promotion revenue from product sales when we launched Elestat™, our first commercial product, in February 2004. In addition, we received approximately $0.8 million of our 2004 co-promotion revenue from net sales of Restasis®, which we began receiving in April 2004.

Our future revenues will depend on the commercial success of Elestat™ and Restasis®, whether we enter additional collaboration agreements, achieve milestones under existing or future collaboration agreements and whether we obtain regulatory approvals. In addition, we expect to experience seasonality in Elestat™ sales, with a large increase in sales during the Spring and a lesser increase during the Summer and Fall.

Research and Development Expenses

Research and development expenses were $17.3 million for the nine months ended September 30, 2004, as compared to $22.2 million for the same period in 2003, a decrease of 22%. The decrease in 2004 research and

INSPIRE PHARMACEUTICALS, INC.

development expenses was due primarily to a decrease in development expenses in our diquafosol, INS37217 Intranasal and INS316 Diagnostic programs, which was partially offset by an increase in our INS37217 Ophthalmic and other discovery and development costs. The decrease in the INS37217 Intranasal and INS316 Diagnostic programs resulted from our reclassifying these projects to lower priority programs and correspondingly decreasing the resources dedicated to them. Our decreased spending in diquafosol relates to the timing of our ongoing confirmatory Phase 3 clinical trial, which we began in June 2004.

Our research and development expenses for the nine months ended September 30, 2004 and 2003 and from the projects’ inception are shown below (in thousands).

	Nine Months Ended September 30,				Cumulative from Inception (October 28, 1993) to September 30, 2004%
	2004	%	2003	%
diquafosol tetrasodium (INS365)	$3,684	21	$5,321	24	$32,596	23
INS37217 Ophthalmic (denufosol tetrasodium)	2,166	13	484	2	5,654	4
INS37217 Respiratory (denufosol tetrasodium)	2,107	12	1,882	8	10,860	8
INS316 Diagnostic (uridine 5’-triphosphate)	737	4	1,846	8	8,814	6
INS37217 Intranasal (denufosol tetrasodium)	470	3	6,364	29	12,629	9
Other discovery and development costs (1)	8,154	47	6,338	29	69,777	50

Total	$17,318	100	$22,235	100	$140,330	100

(1)	Other discovery and development costs represent all unallocated research and development costs or those costs allocated to preclinical projects, including INS50589 Cardiovascular. These costs include personnel costs of our discovery programs, internal and external general research costs and other internal and external costs of other drug discovery and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were $16.7 million for the nine months ended September 30, 2004, as compared to $0.8 million for the same period in 2003. The increase in selling and marketing expenses resulted from our development of a commercial infrastructure in 2004, including increases in personnel and other administrative costs from our active co-promotion of Restasis® and Elestat™ We began co-promoting Restasis® in January 2004 and launched Elestat™ in February 2004. Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the nine months ended September 30, 2004, as compared to $5.0 million for the same period in 2003. The increase is primarily due to expenses necessary to support and maintain a commercial organization as well as overall corporate growth. Future general and administrative expenses will depend on the level of our future development and commercialization activities.

INSPIRE PHARMACEUTICALS, INC.

Other Income

Other income was $0.7 million for the nine months ended September 30, 2004, compared to $0.5 million for the same period in 2003. Other income includes interest income, interest expense and gains/losses on our investment portfolio. The increase in 2004 other income, as compared to 2003, is primarily the result of a write-down of a strategic investment in 2003 and larger cash and investment balances that generate interest income for us. Future other income will depend on our future cash and investment balances, the return on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through the sale of equity securities, including private sales of preferred stock and public offerings of common stock. We currently receive revenue from co-promotion of Elestat™ and Restasis®, but do not expect this revenue to exceed our 2004 operating expenses. On July 30, 2004, we completed a public offering of 6.9 million shares of common stock, which included the full exercise of the underwriters’ over-allotment option, at $12.00 per share. The net proceeds, after underwriting discounts and costs in connection with the sale and distribution of the securities, were approximately $77.1 million.

At September 30, 2004, we had net working capital of $113.0 million, an increase of approximately $46.7 million from December 31, 2003. The increase in working capital was due to our July 2004 public offering partially offset by normal working capital usage for the third quarter. Our principal sources of liquidity at September 30, 2004 were $94.3 million in cash and cash equivalents and $26.5 million in investments, which are considered “available-for-sale.”

Our working capital requirements may fluctuate in future periods depending on many factors, including: the efficiency of manufacturing processes developed on our behalf by third parties; the magnitude, scope and timing of our drug development programs; the cost, timing and outcome of regulatory reviews and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue, the commercial potential of our products and product candidates; and the potential expansion of facility space. We are targeting 2004 operating expenses of $54-58 million. We believe our existing cash, cash equivalents and investments, will be adequate to satisfy our anticipated working capital requirements beyond 2005. In addition, we have the ability to sell approximately $57.2 million worth of additional shares of common stock under an active shelf registration statement, which we filed with the Securities and Exchange Commission on April 16, 2004. However, additional funding may not be available on favorable terms from any of these sources or at all. Our ability to achieve our operating expense target range is subject to several risks including unanticipated cost overruns, the need to expand the magnitude of scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates and other factors described under the Risk Factors located elsewhere in this report.

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

INSPIRE PHARMACEUTICALS, INC.

Revenue Recognition

We recognize revenue from product co-promotion based on net sales for ElestatTM and Restasis® as defined in the co-promotion agreements, and as reported to us by our collaborative partner, Allergan. Accordingly, our co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements. We also reduce gross sales for incentive programs we manage, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the Elestat™ co-promotion agreement, we are obligated to meet predetermined minimum annual net sales performance levels. If the annual minimum is not satisfied, we receive a percentage of net sales based upon predetermined calendar year net sales target levels. In the six month period ending June 30, 2004, we recognized only those revenues associated with targeted net sales levels achieved during that time period. Amounts contractually due from Allergan in excess of recorded co-promotion revenues were accounted for as deferred revenue. During the three month period ending September 30, 2004, we exceeded the targeted 2004 net sales level and recognized all previously deferred revenue related to Elestat™ net sales from earlier quarters of 2004.

We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. Non-refundable fees received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon achievement of development milestones by us or our collaborative partners. We recognize milestone payments as revenues ratably over the period of our research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that we have fulfilled our research and development commitment. This period is based on estimates by management and the progress towards milestones in our collaborative agreements. The estimate is subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause our revenue to fluctuate from period to period.

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

INSPIRE PHARMACEUTICALS, INC.

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

Impact of Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, or FIN 46R, “Consolidation of Variable Interest Entities,” which replaces Interpretation No. 46. FIN 46R requires existing unconsolidated variable interest entities, or VIEs, to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. Application of FIN 46R is required in financial statements of public entities that have interest in VIEs or potential VIEs, commonly referred to as special-purpose entities, for periods after December 31, 2003. Application by public entities for all other types of entities is required in its financial statements for periods ending after March 31, 2004. We do not have interests in VIEs. FIN 46R did not have any impact on our results of operations and cash flows.

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

If the FDA does not conclude that our product candidates meet statutory requirements for safety and efficacy, we will be unable to obtain regulatory approval for marketing in the United States, and if foreign governments do not conclude that our product candidates meet their requirements for marketing, we will be unable to sell those product candidates in those foreign markets.

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. We have not received marketing approval for any of our product candidates, although we are co-promoting two products with Allergan, and have one product candidate, diquafosol for dry eye disease, under review by the FDA for commercial approval. Although our NDA has been accepted and we have received an approvable letter for diquafosol, the FDA has informed us that an additional clinical trial must be conducted to replicate the efficacy that was demonstrated by an earlier clinical trial. There is no guarantee that an additional clinical trial will be successful or that the FDA will approve diquafosol and allow us to begin selling it in the United States. Even if we do receive FDA approval for diquafosol, we and Allergan may not be able to successfully commercialize diquafosol in the United States. We have not applied for marketing approval of diquafosol in any other jurisdiction.

A substantial amount of work will be required to advance our early stage and preclinical product candidates to clinical testing. Some of the candidates may not advance to clinical development. We will have to conduct significant additional development activities and non-clinical and clinical tests, and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and initial clinical testing of our product candidates under development may not necessarily indicate the results that will be obtained from later or

INSPIRE PHARMACEUTICALS, INC.

more extensive testing. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

•	The drug is not effective, or physicians think that the drug is not effective;

•	The drug effect is not statistically significant compared to placebo;

•	Patients experience severe side effects during treatment;

•	Patients die during the clinical trial because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

•	Patients do not enroll in the clinical trials at the rate we expect;

•	We decide to modify the drug during testing; or

•	We allocate limited financial and other resources to other clinical programs.

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

Revenues in future periods could vary significantly and may not cover our operating expenses.

We recognize revenue from product co-promotion based on net sales for Elestat™ and Restasis® as defined in the co-promotion agreements, and as reported to us by our collaborative partner, Allergan. Accordingly, our co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. We recognize milestone payments as revenues ratably over the period of our research and development commitment. This period is based on estimates by management and the progress towards milestones in our collaborative agreements. The estimate is subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. Additionally, our revenues may fluctuate from period to period due in part to:

•	Fluctuations in sales of Elestat™, Restasis® and other future licensed or co-promoted products due to competition, manufacturing difficulties, seasonality, or other factors that affect the sales of a product.

•	The timing of approvals, if any, for future products;

INSPIRE PHARMACEUTICALS, INC.

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	Fluctuations in foreign currency exchange rates;

•	The initiation of new contractual arrangements with other companies;

•	The failure or refusal of a collaborative partner to pay royalties; or

•	The expiration or invalidation of our patents or licensed intellectual property.

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

We cannot sell Restasis®, Elestat™ or any of our product candidates if governmental approvals are not obtained and maintained.

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

INSPIRE PHARMACEUTICALS, INC.

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

Our future revenues will depend, in part, upon eye care professionals, allergists and patient acceptance of Elestat™ and, to a lesser extent, Restasis®. Factors that could affect the acceptance of Elestat™ and Restasis® include:

•	Satisfaction with existing alternative therapies;

•	Regulatory approval in other jurisdictions;

•	Perceived efficacy relative to other available therapies;

•	Effectiveness of our sales and marketing efforts;

•	Effectiveness of Allergan’s sales and marketing efforts;

•	Cost of treatment;

•	Marketing and sales activities of competitors;

•	Pricing and availability of alternative products;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration; and

•	Prevalence and severity of adverse side effects.

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

There are extensive state, federal and foreign regulations applicable to public pharmaceutical companies engaged in the discovery, development and commercialization of medicinal products. There are laws that govern areas including financial controls, testing, manufacturing, labeling, safety, packaging, shipping, distribution and promotion of pharmaceuticals. While we have implemented corporate quality, ethics and compliance programs based on current best practices, we cannot guarantee against all possible transgressions. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions or other restrictions and litigation.

INSPIRE PHARMACEUTICALS, INC.

Since our clinical candidates utilize a new mechanism of action and in some cases there are no regulatory precedents, conducting clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any marketing of our products.

To complete successful clinical trials, our candidates must meet the criteria established for clinical endpoints, which we establish in the clinical trial. Generally, we will establish these endpoints in consultation with the FDA, and other regulatory authorities, following their clinical trial design guidelines on the efficacy, safety and tolerability measures required for approval of products. However, since our product candidates are based on our novel receptor technology, and some of the diseases we are researching do not have products that have been approved by the FDA, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our product candidates for approval. The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in clinical trial design, additional data or even further clinical trials before granting approval of our product candidates. We could encounter delays and increased expenses in our clinical trials if the FDA determines that the endpoints established for a clinical trial do not predict a clinical benefit. To the best of our knowledge, no P2Y2 products have received marketing approval from the FDA.

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

The number and type of studies that may be required by the FDA, or other regulatory authorities, for a particular compound are based on the compound’s clinical profile compared to existing therapies for the targeted patient population. Factors that affect the costs of a clinical trial include:

•	The number of patients required to participate in clinical trials to demonstrate statistical significance for a drug’s safety and efficacy;

•	The time required to enroll the targeted number of patients in clinical trials, which may vary depending on the size and availability of the targeted patient population and the perceived benefit to the clinical trial participants; and

•	The number and type of required laboratory tests supporting clinical trials.

Other activities required before submitting a NDA include regulatory preparation for submission, biostatistical analyses, scale-up synthesis, and validation of commercial product. In addition, prior to product launch, production of a certain amount of commercial grade drug product inventory meeting FDA cGMP standards is required.

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

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses exceeded $40.3 million in the nine months ended September 30, 2004, $37.4 million in the fiscal year ended December 31, 2003 and $30.3 million in the fiscal year ended December 31, 2002. We anticipate that our operating expenses in 2004 will increase from our 2003 operating expenses to provide for a new clinical trial for diquafosol and greater commercial activities. Our cash, cash equivalents and investments totaled approximately $121.0 million on September 30, 2004. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, address possible difficulties with clinical trials and undertake commercial sales. Many factors will influence our future capital needs. These factors include:

•	The progress of our research programs;

•	The number and breadth of these research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing collaborations with Allergan and Santen Pharmaceutical Co., Ltd, or Santen, and any future collaborative programs;

•	Progress by our collaborators;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The costs involved in enforcing patent claims and other intellectual property rights; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Elestat™ and Restasis®;

•	The receipt of milestone payments from collaborative agreements;

•	Our ability to obtain approval from the FDA for our first product candidate, diquafosol;

•	Upon any such approval, our ability together with the ability of our marketing partner, Allergan, to generate sufficient sales of diquafosol; and

•	Future potential revenue from Santen and payments from future collaborators.

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

Delays in patient enrollment can result in increased costs and longer development times. Although we started our Phase 2 clinical trial for INS37217 Ophthalmic in April 2004, enrollment in this clinical trial has progressed at a slower rate than originally anticipated. Even if we successfully complete clinical trials, we may not be able to submit any required regulatory submissions in a timely manner and we may not receive regulatory approval for the product candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials we could face increased costs and significant development delays.

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

The market price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding our NDA or foreign regulatory equivalent submissions;

•	Announcements made by us concerning results of our clinical trials with diquafosol, INS37217 Respiratory, INS37217 Ophthalmic and any other product candidates;

•	Market acceptance and market share of products we co-promote;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators, including our agreements with Allergan and Santen;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	Terrorist attacks;

•	Military actions; and

•	Litigation.

Extreme price and volume fluctuations occur in the stock market from time to time that can particularly affect the prices of biotechnology companies. These extreme fluctuations are sometimes unrelated to the actual performance of the affected companies.

INSPIRE PHARMACEUTICALS, INC.

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net losses of $32.3 million for the nine month period ended September 30, 2004, $31.4 million for the year ended December 31, 2003 and $24.7 million for the year ended December 31, 2002. As of September 30, 2004, our accumulated deficit was approximately $159.4 million. We expect to incur additional significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon Yamasa Corporation as the sole manufacturer of our supply of APIs for our product candidates in clinical trials and intend to contract with Yamasa, as necessary, for commercial scale manufacturing of our products where we are responsible for such activities. In the case of diquafosol, Allergan will purchase commercial quantities of bulk APIs from Yamasa. Although we have identified alternate sources for these supplies, it would be time consuming and costly

INSPIRE PHARMACEUTICALS, INC.

to qualify these sources. Under our current agreements, either Yamasa or we may terminate our supply arrangement, without cause, by giving 180 days prior notice. If Yamasa were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

If we are unable to contract with third parties for the synthesis of APIs required for preclinical testing, for the manufacture of drug products for clinical trials, or for the large-scale manufacture of any approved products, we may be unable to develop or commercialize our drug products.

We have no experience or capabilities to conduct the large-scale manufacture of any of our drug substance candidates and no capabilities to manufacture any pharmaceutical drug products. We do not currently expect to engage directly in the manufacturing of drug substance or drug products, but instead intend to contract with third parties to accomplish these tasks. With the exception of Santen, for which we are required to supply bulk APIs, all of our partners are responsible for making their own arrangements for the manufacture of drug products, including arranging for the manufacture of bulk APIs. Our dependence upon third parties for the manufacture of both drug substance and finished drug products that remain unpartnered may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our revenues. If we, or our partners, are unable to engage or retain third party manufacturers on commercially acceptable terms, our products may not be commercialized as planned. Our strategy of relying on third parties for manufacturing capabilities presents the following risks:

•	The manufacturing processes for most of our APIs have not been validated at the scale required for commercial sales;

•	Delays in scale-up to commercial quantities and any change at the site of manufacture could delay clinical trials, regulatory submissions and ultimately the commercialization of our products;

•	Manufacturers of our products are subject to the FDA’s cGMP regulations, and similar foreign standards that apply, and we do not necessarily have full control over compliance with these regulations by third party manufacturers;

•	If we need to change manufacturers, the FDA and comparable foreign regulators would require new testing and compliance inspections and the new manufacturers would have to be educated in the processes necessary for the production of our product candidates;

•	Without satisfactory long-term agreements with manufacturers, we will not be able to develop or commercialize our product candidates as planned or at all;

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates; and

•	If we are unable to engage or retain an acceptable third party manufacturer for any of our product candidates, we would either have to develop our own manufacturing capabilities or delay the development of such product candidate.

Our dependence on collaborative relationships may lead to delays in product development, lost revenues and disputes over rights to technology.

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have development collaborations with Santen and development and commercialization collaborations with Allergan. The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Allergan and Santen may immediately terminate their agreements with us if we breach the applicable agreement and fail to cure the breach within sixty (60) days of being notified of such breach. If we materially breach our co-promotion agreement with Allergan for Elestat™, Allergan has the right to terminate the agreement upon ninety (90) days written notice if we fail to cure the breach within that ninety (90) day period. If we do not maintain the Allergan or Santen collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us.

INSPIRE PHARMACEUTICALS, INC.

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

INSPIRE PHARMACEUTICALS, INC.

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

INSPIRE PHARMACEUTICALS, INC.

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

Even if regulatory authorities approve our product candidates, those products may not be commercially successful. Acceptance of and demand for our products will depend largely on the following:

•	Acceptance by physicians and patients of our products as safe and effective therapies;

•	Reimbursement of drug and treatment costs by third party payors;

•	Marketing and sales activities of competitors;

•	Safety, effectiveness and pricing of alternative products; and

•	Prevalence and severity of side effects associated with our products.

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

INSPIRE PHARMACEUTICALS, INC.

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of September 30, 2004, there were 38,958,349 shares of common stock outstanding. Of these outstanding shares of common stock, 18,975,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act of 1933, unless purchased by our affiliates. In addition, we have the ability to issue $57.2 million worth of additional shares of common stock under an active shelf registration statement, which we filed with the Securities and Exchange Commission on April 16, 2004. Up to 7,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or may be, issued pursuant to our stock plan. Except with respect to an additional 750,000 shares of common stock issuable under our stock plan as a result of an amendment to our stock plan ratified by our stockholders on June 10, 2004, which we intend to register in 2004, the shares underlying existing, and possible future stock awards have been registered pursuant to a registration statement on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

As of September 30, 2004, there were outstanding options, which were exercisable to purchase 2,254,036 shares of our common stock, and outstanding warrants, which were exercisable to purchase 285,092 shares of our common stock. This amount combined with the total common stock outstanding at September 30, 2004 is 41,497,477 shares of common stock.

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

Inspire and each of our executive officers have entered into a Change in Control Agreement. Each agreement provides for a payment to the executive officer that is equal to the highest salary and bonus, or in the case of our Chief Executive Officer, Dr. Christy Shaffer, two times (2x) such salary and bonus, and in the case of our Executive Vice President of Corporate Development and General Counsel, Barry G. Pea, one and one-half times (1½x) such salary and bonus, earned by the executive officer in the three years preceding a change in control. In addition, all unvested stock options, restricted shares and performance shares will become fully vested upon a change in control, and the exercise period shall be extended for five years, but not beyond the original term. Health, life, accident and disability insurance benefits will be provided for the term of the agreements, subject to reduction if similar benefits are provided by a subsequent employer. The executive officers may also receive gross up payments so they may pay the excise tax on the additional payments. Under the agreements, a change in control means the determination by the board that a change of control has occurred, or is about to occur.

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

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital leases and other short-term debt obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At September 30, 2004, our portfolio of available-for-sale investments consisted of approximately $23.0 million of investments maturing within one year and approximately $3.0 million of investments maturing after one year but within 16 months. In addition, we have $0.5 million of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $0.2 million. This investment represents unregistered preferred stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

INSPIRE PHARMACEUTICALS, INC.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely providing them with material information relating to us which is required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934. We are currently in the process of reviewing, documenting and testing our internal controls in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and applicable provisions of the Public Company Accounting Oversight Board’s requirements. To meet this goal on a timely basis, we have hired consultants to assist us. The evaluation is being conducted by our Compliance Officer and other personnel under the supervision, and with the participation, of our principal executive officer and principal financial officer, as well as our Audit Committee. As a result of our current efforts, we are supplementing our internal controls over the company.

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

INSPIRE PHARMACEUTICALS, INC.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2004).

10.1*	Elestat (Epinastine) Co-Promotion Agreement, entered into as of December 8, 2003, by and between the Company and Allergan Sales, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2004).

10.2	Third Amendment to Lease, dated as of August 4, 2004, between the Company and Royal Center IC, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2004).

10.3	Fourth Amendment to Lease, dated as of August 4, 2004, between the Company and Royal Center IC, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 12, 2004).

10.4	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between the Company and R. Kim Brazzell, dated August 5, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: November 8, 2004	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
Chief Executive Officer and Director
(principal executive officer)

Date: November 8, 2004	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer
(principal financial and
chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2004).

10.1*	Elestat (Epinastine) Co-Promotion Agreement, entered into as of December 8, 2003, by and between the Company and Allergan Sales, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2004).

10.2	Third Amendment to Lease, dated as of August 4, 2004, between the Company and Royal Center IC, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2004).

10.3	Fourth Amendment to Lease, dated as of August 4, 2004, between the Company and Royal Center IC, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 12, 2004).

10.4	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between the Company and R. Kim Brazzell, dated August 5, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.