Form 10-Q
period 2005-03-31
INSPIRE PHARMACEUTICALS INC
filed 2005-05-10
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005, there were 42,066,643 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

	(Unaudited) March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$79,461	$100,320
Investments	39,784	41,426
Receivables from Allergan	3,308	3,501
Prepaid expenses and other receivables	2,225	1,916
Other assets	207	207

Total current assets	124,985	147,370

Property and equipment, net	2,580	2,678
Investments	21,990	15,050
Other assets	560	598

Total assets	$150,115	$165,696

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$2,351	$4,367
Accrued expenses	6,229	7,955
Deferred revenue	1,647	—
Notes payable and capital leases	503	489

Total current liabilities	10,730	12,811

Capital leases – noncurrent	1,262	1,392
Other long-term liabilities	1,960	1,895

Total liabilities	13,952	16,098

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 60,000 shares authorized; 42,067 and 41,845 shares issued and outstanding, respectively	42	42
Additional paid-in capital	321,360	321,189
Accumulated other comprehensive loss	(734)	(470)
Accumulated deficit	(184,505)	(171,163)

Total stockholders’ equity	136,163	149,598

Total liabilities and stockholders’ equity	$150,115	$165,696

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Revenues from product co-promotion	$1,851	$609

Total revenue	1,851	609

Operating expenses:
Research and development	6,052	5,149
Selling and marketing	7,369	5,938
General and administrative	2,688	2,186

Total operating expenses	16,109	13,273

Loss from operations	(14,258)	(12,664)

Other income (expense):
Interest income	956	334
Interest expense	(40)	(17)
Loss on investments	—	(81)

Other income	916	236

Net loss	$(13,342)	$(12,428)

Basic and diluted net loss per common share	$(0.32)	$(0.39)

Common shares used in computing basic and diluted net loss per common share	41,937	31,902

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net loss	$(13,342)	$(12,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	52	52
Depreciation of fixed assets	270	210
Loss on disposal of property and equipment	2	—
Loss on investments	—	81
Changes in operating assets and liabilities:
Receivables	193	(1,258)
Prepaid expenses and other receivables	(309)	(10)
Other assets	(14)	5
Accounts payable	(2,016)	(850)
Accrued expenses	(1,661)	1,356
Deferred revenue	1,647	853

Net cash used by operating activities	(15,178)	(11,989)

Cash flows from investing activities:
Purchase of investments	(24,063)	(11,406)
Proceeds from sale of investments	18,501	27,253
Purchase of property and equipment	(174)	(26)

Net cash (used) provided by investing activities	(5,736)	15,821

Cash flows from financing activities:
Issuance of common stock, net	171	186
Payments on notes payable and capital lease obligations	(116)	(300)

Net cash provided (used) by financing activities	55	(114)

(Decrease) increase in cash and cash equivalents	(20,859)	3,718
Cash and cash equivalents, beginning of period	100,320	34,324

Cash and cash equivalents, end of period	$79,461	$38,042

Supplemental disclosure of non-cash investing and financing activities: The Company acquired property and equipment through the assumption of capital lease obligations amounting to $570 during the three months ended March 31, 2004.

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

1. Organization

Inspire Pharmaceuticals, Inc. (the “Company,” or “Inspire”) was incorporated in October 1993 and commenced operations in March 1995 following the Company’s first substantial financing and licensing of the initial technology from The University of North Carolina at Chapel Hill. Inspire is located in Durham, North Carolina, adjacent to the Research Triangle Park.

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations beyond 2006, but also expects that additional capital may be required. Continuation of its operations beyond 2006 will require the Company to: (1) obtain product candidate approvals, (2) in-license commercial products, (3) obtain additional co-promotion agreements, (4) out-license rights to our product candidates, and/or (5) raise additional capital through equity or debt financings or from other sources. The Company began receiving revenue from its co-promotion of ElestatTM (epinastine HCl ophthalmic solution) 0.05% and Restasis® (cyclosporine ophthalmic emulsion) 0.05% in 2004, but will continue to incur operating losses until co-promotion and/or product revenues reach a level sufficient to support ongoing operations. ElestatTM and Restasis® are trademarks owned by Allergan, Inc. (“Allergan”).

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of the Company’s financial position and operations have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Net Loss Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of diluted earnings per share for the three months ended March 31, 2005 and 2004 does not include 944, and 1,419, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Deferred Compensation and Stock Options

The Company accounts for deferred compensation based on the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for employee stock options that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. If stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three months ended March 31, 2005 and 2004.

Deferred compensation is amortized over the service period of the related stock option. The Company has not recognized stock-based compensation expense related to amortization of deferred compensation during the three months ended March 31, 2005 and 2004, respectively.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock–Based Compensation,” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transaction and Disclosure” requires the Company to disclose pro forma information regarding option grants and warrants issued to its employees. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) “Share-Based Payment,” which requires all share-based payments to employees, including any grants of employee stock options, to be recognized in the income statement based on their fair value for interim or annual reporting periods that begin after June 15, 2005. In April 2005, the SEC delayed implementation of SFAS No. 123(R) until the next fiscal year beginning after June 15, 2005. (See “Recent Accounting Pronouncements” below).

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

	Three Months Ended March 31,
	2005	2004
Net loss – as reported	$(13,342)	$(12,428)
Pro forma adjustment for compensation expense	(2,647)	(2,154)

Net loss – pro forma	$(15,989)	$(14,582)

Net loss per common share – as reported	$(0.32)	$(0.39)

Net loss per common share – pro forma	$(0.38)	$(0.46)

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

All revenues recognized and recorded in 2005 and 2004 were from Allergan. The Company is entitled to receive product co-promotion payments on “Net Sales” of ElestatTM and Restasis® under the terms of its collaborative agreements with Allergan, and, accordingly, all trade receivables are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products.

Revenue Recognition

The Company recognizes revenue from product co-promotion based on net sales for ElestatTM and Restasis®, as defined in the co-promotion agreements, and as reported to Inspire by its collaborative partner, Allergan. Accordingly, the Company’s co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements. The Company also reduces gross sales for incentive programs it manages, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the co-promotion agreement for ElestatTM, the Company is obligated to meet predetermined minimum annual net sales performance levels. If the annual minimum is not satisfied, the Company records a reduced percentage of net sales based upon its level of achievement of predetermined calendar year net sales target levels. Amounts contractually due from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $734 and $470 of unrealized loss on its investments that is classified as accumulated other comprehensive loss at March 31, 2005 and December 31, 2004, respectively.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Comprehensive loss consists of the following components for the three months ended March 31:

	Three Months Ended March 31,
	2005	2004
Net loss	$(13,342)	$(12,428)
Reclassification adjustment for gains/losses in net loss	—	81
Change in unrealized gains/losses on investments	(264)	(300)

Total comprehensive loss	$(13,606)	$(12,647)

3. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004, or “SFAS No. 123(R)”), “Share-Based Payment,” a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values for all periods that begin after June 15, 2005. In April 2005, the SEC delayed implementation of SFAS No. 123(R) until the next fiscal year beginning after June 15, 2005. Pro forma disclosure will no longer be an alternative. (See “Deferred Compensation and Stock Options” above for historic pro forma disclosure.) SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company intends to adopt SFAS No. 123(R) on January 1, 2006, as required. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations and its overall financial position. An estimate of the non-cash stock option expense for 2006, based upon the current number of stock options outstanding and calculated using assumptions and a valuation model consistent with 2004 quarterly filings, is approximately $8 million. However, actual expense may be materially different depending on the valuation model, assumptions and methodologies used in implementing SFAS No. 123(R), as well as the number of unvested stock options outstanding during 2006.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition associated with our product candidates, use of hazardous materials and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2004. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

OVERVIEW

We are a biopharmaceutical company dedicated to discovering, developing and commercializing prescription pharmaceutical products in disease areas with significant commercial potential and unmet medical needs. Our goal is to build and commercialize a sustainable pipeline of innovative new treatments based upon our technical and scientific expertise, focusing in the ophthalmic and respiratory therapeutic areas. Our ophthalmic products and clinical product candidates are currently concentrated in the allergic conjunctivitis, dry eye disease, corneal wound healing and retinal disease indications. In addition, we also have a preclinical program to treat glaucoma. We are also working on a product candidate for the treatment of respiratory complications of cystic fibrosis and an antiplatelet product candidate that could be utilized in cardiopulmonary bypass procedures. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER	CURRENT STATUS
Products
ElestatTM	Allergic conjunctivitis	Allergan	Co-promoting in the United States since February 2004

Restasis®	Dry eye disease	Allergan	Co-promoting in the United States since January 2004

Product Candidates in Clinical Development
diquafosol tetrasodium (INS365 Ophthalmic)	Dry eye disease	Allergan and Santen Pharmaceutical	FDA approvable letter received December 2003, NDA amendment filing expected by June 30, 2005

	Corneal wound healing	Allergan and Santen Pharmaceutical	Phase 2 pilot clinical trial

denufosol tetrasodium (INS37217 Respiratory)	Cystic fibrosis	Cystic Fibrosis Foundation Therapeutics	Phase 2

denufosol tetrasodium (INS37217 Ophthalmic)	Macular edema	None	Phase 2 pilot clinical trials

INS50589 Antiplatelet	Cardiovascular diseases	None	Phase 1

We have acquired the rights to co-promote ElestatTM and Restasis® in the United States under agreements with Allergan, Inc., or Allergan, and we receive co-promotion revenue based upon net sales of these products. In January 2004, we began co-promoting Restasis® for dry eye disease. In February 2004, we launched ElestatTM for the treatment of allergic conjunctivitis.

We have several product candidates in various stages of clinical development and various programs in preclinical development. All of our current product candidates in clinical development are based on proprietary technology relating to P2 receptors. Our most clinically advanced product candidates are P2Y2 receptor agonists that target ophthalmology and respiratory conditions and diseases where current treatments are not adequate.

ElestatTM

In December 2003, we entered into an agreement with Allergan to co-promote ElestatTM (epinastine HCl ophthalmic solution) 0.05% to ophthalmologists, optometrists and allergists in the United States. Under this agreement, we have the responsibility for selling, promotional and marketing activities of ElestatTM in the United States and are responsible for the associated costs. We are currently conducting Phase 4 clinical trials relating to ElestatTM. We receive co-promotion revenue from Allergan on the U.S. net sales of ElestatTM. Allergan records sales of ElestatTM and remains responsible for other product costs. Allergan retains the licensing rights relating to promotion of ElestatTM to

U.S. prescribers other than ophthalmologists, optometrists and allergists; but we have a right of first refusal to obtain such rights in the event Allergan decides to engage a third party to undertake such activities. The agreement for ElestatTM with Allergan will be in effect until the earlier of: (i) the approval and launch of the first generic epinastine product; or (ii) the approval and launch of the first over-the-counter epinastine product. The commercial exclusivity period for ElestatTM under the Hatch-Waxman Act will expire in October 2008, after which time ElestatTM could face generic competition if there is no other intellectual property protection covering ElestatTM. The agreement also provides for early termination under certain circumstances.

ElestatTM was approved by the U.S. Food and Drug Administration, or FDA, in October 2003 for the prevention of itching associated with allergic conjunctivitis. In February 2004, we launched ElestatTM in the United States and are promoting it to eye care professionals and allergists. ElestatTM, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the prevention of ocular itching associated with ocular allergies. ElestatTM works by blocking the H1 and H2 histamine receptors, stabilizing mast cells, and stopping the progression of pro-inflammatory mediators. ElestatTM has a rapid onset of action, long-lasting relief and a favorable safety profile.

Restasis®

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize diquafosol tetrasodium (INS365 Ophthalmic) for the treatment of dry eye disease. The agreement also granted us the right to co-promote Allergan’s Restasis® (cyclosporine ophthalmic emulsion) 0.05% for the treatment of dry eye disease in the United States. In December 2002, Restasis® was approved for sale by the FDA and Allergan launched Restasis® in the United States in April 2003. In the third quarter of 2003, we exercised our right to co-promote Restasis® under the joint license, development and marketing agreement with Allergan. This agreement will be in effect until all patents licensed under the agreement have expired. The agreement also provides for early termination under certain circumstances. In January 2004, we began co-promotion of Restasis® to eye care professionals and allergists in the United States and began receiving co-promotion revenue on net sales of Restasis® beginning in April 2004. For the three months ended March 31, 2005, Allergan has recognized approximately $37.3 million of revenue from net sales of Restasis® and has provided guidance for 2005 net sales of Restasis® to be between $140-160 million.

Restasis® is the first approved prescription product in the United States for dry eye disease. It is indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca, or dry eye disease.

Diquafosol tetrasodium (INS365 Ophthalmic)

Treatment of dry eye disease

Diquafosol is an ophthalmic product candidate designed to treat dry eye disease and is expected to be used alone or as a complement to Restasis®, if and when it receives regulatory approval. Diquafosol is a dinucleotide that we discovered, which functions as an agonist at the P2Y2 receptor. Diquafosol stimulates the release of natural tear components targeting all three components of natural tears – mucin, lipids and fluid. To date, we have completed four Phase 3 clinical trials of diquafosol for the treatment of dry eye disease. In total, we have conducted placebo-controlled clinical trials of diquafosol in more than 2,000 individuals.

We are developing diquafosol as an eye drop for dry eye disease. We believe that diquafosol could be the second FDA approved pharmacologically active agent to treat dry eye disease and the first one with this mechanism of action. Because diquafosol and Restasis® have different mechanisms of action, we consider them complementary products and believe there is commercial opportunity for these products.

On June 27, 2003, we filed a New Drug Application, or NDA, with the FDA for diquafosol for the treatment of dry eye disease. In July 2003, the FDA granted Priority Review designation for the diquafosol NDA. On December

19, 2003, we received an approvable letter from the FDA for diquafosol for the treatment of dry eye disease. Since the initial submission of the NDA, we have completed two additional diquafosol Phase 3 clinical trials, trials 108 and 109. Although neither of the two additional diquafosol Phase 3 clinical trials met their primary endpoints, we plan to submit an amendment to our diquafosol NDA by June 30, 2005 based upon the totality of data from our diquafosol clinical program, including positive data on certain secondary endpoints and analyses from the 108 and 109 clinical trials.

Pursuant to our agreement with Allergan, Allergan is responsible for regulatory approval of diquafosol in Europe. We are working with Allergan to determine a European regulatory filing strategy for diquafosol for the treatment of dry eye disease.

Estimated subsequent costs necessary to amend our diquafosol NDA submission and resubmit the application for commercial approval in the United States are projected to be in the range of $0.5 to $1.0 million, excluding the cost of pre-launch clinical product inventory. This estimate includes costs for salaries for development personnel, regulatory and consulting costs associated with our NDA amendment and other unallocated development costs. Costs of any other diquafosol clinical trials and any costs associated with a potential corneal wound healing indication for diquafosol are excluded from this projection. The projected costs associated with such estimate are difficult to determine and the actual costs are likely to differ. For a more detailed discussion of the risks associated with the development of diquafosol and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

Treatment of corneal wound healing

We are investigating diquafosol tetrasodium for potential therapeutic benefit related to the healing of the corneal epithelium. There is scientific support for the corneal epithelial wound healing potential of P2Y2 receptor agonists based on reduction of corneal staining in dry eye clinical trials and experimental work conducted by independent researchers. Diquafosol could potentially be useful in a variety of corneal epithelial wound healing applications, such as eye surgeries, corneal abrasions and epithelial defects.

In April 2005, we began enrolling patients in a Phase 2 pilot clinical trial designed to evaluate the efficacy of diquafosol tetrasodium ophthalmic solution 2% versus placebo in improving corneal wound healing following photorefractive keratectomy, or PRK, surgery. Approximately 30 subjects undergoing bilateral myopic PRK will participate in the clinical trial. They will receive diquafosol in one eye and placebo in the other eye for one week. The effect of diquafosol versus placebo on corneal wound healing will be assessed photographically over a week following surgery. We expect to have results from this clinical trial by the end of 2005. Given the limited data available and the early stage of development of this program, we are unable to reasonably project whether additional Phase 2 clinical trials or a Phase 3 program would be appropriate for this product candidate and, if so, the future dates and costs that may be associated with such clinical trials or prospective NDA filing.

Denufosol tetrasodium (INS37217 Respiratory) for the treatment of cystic fibrosis.

We are developing denufosol tetrasodium (INS37217 Respiratory) as an inhaled product candidate for the treatment of cystic fibrosis. We believe that our product candidate could be the first FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. This product candidate has been granted orphan drug status by the FDA and fast-track review status in the United States, and we are seeking orphan drug status in Europe. Denufosol is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through stimulation of the P2Y2 receptor, we expect denufosol to help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions. Based upon the results of recent clinical data, we believe this product candidate could be complementary to Pulmozyme®.

In 2003, we initiated a multi-center Phase 2 clinical trial in 90 patients with mild cystic fibrosis lung disease that was conducted in collaboration with the Cystic Fibrosis Foundation Therapeutics, Inc., or the CFFT. In October 2004, we presented detailed results of this clinical trial at the North American Cystic Fibrosis Conference. This clinical trial was a double-blind, placebo-controlled, randomized trial over a four-week treatment period. The primary purpose of this clinical trial was to determine tolerability of three times daily nebulizer doses of up to 60 mgs of denufosol versus placebo over a four-week treatment period. Lung function was assessed by multiple standard spirometric measurements and statistical significance was achieved on all of the spirometric measures employed in the clinical trial. Patients receiving denufosol (pooled results across three doses) had significantly better lung function than patients receiving placebo after 28 days of treatment. All three doses were well tolerated over the four-week treatment period.

Following discussions with the FDA in September 2004, we have begun long-term toxicology studies in two animal species. We have also initiated an additional Phase 2 clinical trial in approximately 70 patients with cystic fibrosis lung disease in parallel with these toxicology studies in order to broaden our patient experience prior to our initiation of a Phase 3 program. The primary purpose of this additional Phase 2 clinical trial is to assess the safety and tolerability of denufosol in patients with more impaired lung function and taking other standard cystic fibrosis medications, such as inhaled antibiotics, than patients studied in our previous Phase 2 clinical trial. This ongoing Phase 2 clinical trial is not intended to show significant treatment effects, but rather to determine whether patients with lower lung function and those taking other standard cystic fibrosis medications, such as inhaled tobramycin, or TOBI®, could be included in our anticipated Phase 3 program for denufosol. We intend to hold an end of Phase 2 meeting with the FDA before the end of 2005 to discuss the results of these toxicology studies and additional Phase 2 clinical trial, as well as our anticipated Phase 3 program for denufosol. We also plan to initiate a small, single-center, pediatric Phase 2 clinical trial in five to seven year-old patients this summer. This pediatric Phase 2 clinical trial could enable us to expand our enrollment to younger patients in our anticipated Phase 3 program. This pediatric Phase 2 clinical trial is not an FDA required clinical trial and it does not have to be completed for our end of Phase 2 meeting with the FDA.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $30 million to $50 million, excluding the cost of pre-launch clinical product inventory and any potential development milestones payable to the CFFT. This estimate includes completing the remaining components of our Phase 2 program, conducting a Phase 3 clinical program, manufacturing denufosol for clinical trials and toxicology studies, producing qualification lots consistent with current Good Manufacturing Practice, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs are difficult to estimate and actual costs could be materially different from our estimate. For example, clinical trials and toxicology studies may not proceed as planned, results from future clinical trials may change our planned development program, other parties may assist in the funding of our development costs, and our NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

Denufosol tetrasodium (INS37217 Ophthalmic)

Treatment of macular edema

Denufosol tetrasodium (INS37217 Ophthalmic) is a P2Y2 receptor agonist under investigation as an intravitreal injection for the treatment of diseases associated with accumulation of fluid in or around the retina. Removal of this pathological fluid via the activation of P2Y2 receptors in the back of the eye could potentially provide benefit for patients with macular edema or other sight-threatening diseases involving pathological fluid accumulation.

We plan to initiate the first of two Phase 2 pilot clinical trials in the second quarter of 2005 for the use of denufosol in uveitis patients who have persistent macular edema. Uveitis is an inflammatory disease of the uveal tract, which is the pigmented vascular structure comprising the iris (colored part of the eye), the ciliary body (responsible for manufacturing fluid inside the eye) and the choroid (vascular lining tissue underneath the retina). Persistent macular edema is a significant cause of vision loss for patients with uveitis. A second Phase 2 pilot clinical trial is expected to be initiated in the third quarter of 2005 for the use of denufosol in patients with persistent macular edema following cataract surgery. The two Phase 2 pilot clinical trials will have similar designs, each targeting approximately 15 patients, receiving two injections of denufosol over a one-week period. Various assessments will be made, including retinal thickness and visual acuity. Given the limited data available and the early stage of development of this program, we are unable to reasonably project whether additional Phase 2 studies or a Phase 3 program would be appropriate for this indication and, if so, the future dates and costs that may be associated with such clinical trials or prospective NDA filing.

Treatment of retinal detachment

In April 2005, we discontinued enrollment in our Phase 2 clinical trial for denufosol for the treatment of rhegmatogenous retinal detachment. As previously disclosed, enrollment in this clinical trial progressed more slowly than anticipated due to multiple factors including specific protocol requirements and limited patient availability. The clinical trial was initiated in April 2004, and less than one-quarter of the targeted enrollment of approximately 160 patients had been completed at the time the clinical trial was discontinued. The decision to stop enrollment was not related to safety concerns, and we believe the scientific rationale remains strong for the use of denufosol intravitreal injection as a potential treatment for retinal diseases involving sub-retinal and intra-retinal fluid accumulation. Accordingly, we have shifted the focus and resources associated with the denufosol program to our Phase 2 pilot macular edema clinical trials.

INS50589 Antiplatelet

P2Y12 receptor antagonist for the inhibition of platelet aggregation.

INS50589 Antiplatelet is a reversible P2Y12 receptor antagonist that we are developing as an intravenous inhibitor of platelet aggregation for the use in the acute treatment of cardiovascular diseases. Platelets, small disc-shaped blood cells, are responsible for initiating and maintaining blood clots. Platelet activation occurs in response to pathological conditions such as the rupture of an atherosclerotic plaque or by the loss of the integrity of the endothelial cells lining the blood vessels. Platelet activation also occurs inappropriately during cardiovascular interventions such as cardiopulmonary bypass. Once activated, platelets are no longer able to participate in the clotting process after the surgery, resulting in postoperative blood loss due to platelet dysfunction. Inhibition of platelet P2Y12 receptors by the treatment with INS50589 Antiplatelet may reduce the relative risk of bleeding complications and/or clotting events associated with acute cardiovascular interventions. INS50589 Antiplatelet will be administered intravenously and has a rapid onset and offset. In preclinical studies, it has been shown to produce dose-dependent and sustained inhibition of platelet aggregation during the administration of the drug and to protect against mortality resulting from systemic intravascular thromboembolism. We believe that the fast offset associated with its pharmacokinetic properties, coupled with the ability to inhibit both platelet aggregation and degranulation/secretion, are key differentiating characteristics from other approved anti-platelet agents.

In November 2004, we filed an Investigational New Drug Application and in December 2004, we initiated a Phase 1 clinical trial of the tolerability, pharmacokinetics and pharmacodynamics of INS50589 Antiplatelet in healthy volunteers. The clinical trial is a single-center, randomized, open labeled dose escalation, followed by a double-blind placebo-controlled clinical trial. Enrollment in this clinical trial is complete and we expect to report results in the second quarter of 2005. In addition, we expect to complete a key proof of concept preclinical study evaluating INS50589 Antiplatelet in an animal model of cardiopulmonary bypass surgery in the third quarter of 2005. After reviewing the Phase 1 data, we intend to evaluate an appropriate partnering strategy for this product candidate. Given the limited data available, the early stage of development of this program, and the unlikeliness of our sponsoring this program to NDA submission, we are unable to reasonably project whether a Phase 2 or Phase 3 program would be appropriate, or would be conducted by us, for this product candidate and, if so, the future dates and costs that may be associated with such clinical trials or prospective NDA filing.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

Revenues

Revenues were $1.85 million for the three months ended March 31, 2005, as compared to $0.6 million for the same period in 2004. The increase in revenue is due to increased co-promotion revenue from net sales of ElestatTM and Restasis® in 2005 as compared to 2004.

Revenue from product co-promotion relates to U.S. net sales of ElestatTM and worldwide net sales of Restasis® according to the terms of our collaborative agreements with Allergan. We began realizing co-promotion revenue from ElestatTM beginning in February 2004, upon its launch in the United States. Revenue from net sales of ElestatTM in the three month period ended March 31, 2005 was approximately $1.1 million, reflecting an 87% increase as compared to $0.6 million for the same period in 2004. We received approximately $0.7 million of co-promotion revenue from net sales of Restasis® during the three month period ended March 31, 2005, whereas there was no co-promotion revenue from Restasis® in the first quarter of 2004 as we were not entitled to receive such co-promotion revenue until April 2004.

ElestatTM continued to increase market share as the product entered its second year of commercial sales. ElestatTM is the second most prescribed allergic conjunctivitis product in our target universe, the top 200 highest prescribing ophthalmologists, optometrists, and allergists in each of our 64 sales territories in the United States, and the third most prescribed allergic conjunctivitis product in the United States based upon 2005 prescription volume. Based upon weekly national prescription data from IMS Health for the week ending April 15, 2005, ElestatTM has achieved a market share of over 17% in new prescription volume and over 16% market share in total prescriptions in our target universe. In regards to the total United States allergic conjunctivitis market, ElestatTM represents over 7% of 2005 total prescriptions through the week ending April 15, 2005, based on data compiled and reported by IMS Health.

In regards to co-promotion revenue from net sales of ElestatTM, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. To date, we have recognized product co-promotion revenue associated with targeted net sales levels for ElestatTM achieved in the three months ending March 31, 2005. Amounts contractually due from Allergan in excess of our recorded revenue are recognized as deferred revenue and will be realized in future quarters of 2005 when additional annual net sales target levels are achieved. Accordingly, as of March 31, 2005, we have recorded $1.6 million of deferred revenue associated with net sales of ElestatTM.

ElestatTM is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products whereby there is usually a large increase in sales during the Spring and a lesser increase during the Summer and Fall. Our entitled co-promotion percentage of net sales of Restasis® will increase in April 2005 and Allergan has provided guidance for 2005 net sales of Restasis® to be between $140-160 million, with Allergan recording approximately $37.3 million of revenue from net sales of Restasis® in the three months ended March 31, 2005. Our future revenue will depend on various factors including the commercial success of ElestatTM and Restasis®, seasonality of sales of ElestatTM, whether we enter additional collaboration or co-promotion agreements, achieve milestones under existing or future collaboration agreements and whether we obtain regulatory approvals.

Research and Development Expenses

Research and development expenses were $6.1 million for the three months ended March 31, 2005, as compared to $5.1 million for the same period in 2004. The 18% increase in 2005 research and development expenses was due primarily to an increase in development expenses in our denufosol (INS37217 Respiratory) program as we approached completion of our long-term toxicology testing in two species and initiated an additional Phase 2 clinical trial, and increased clinical costs for our INS50589 Antiplatelet program as we approached completion of our first Phase 1 clinical trial. The increased cost for these programs was partially offset by a decrease in our INS37217

Ophthalmic and diquafosol programs as well as other discontinued development initiatives that were active in 2004. The decreased spending in our active programs relates to the completion of our diquafosol Phase 3 clinical trial, and lower than expected enrollment in a denufosol Phase 2 retinal detachment clinical trial, for which we recently discontinued enrollment.

Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research costs, clinical trial insurance, license fees and other fees and costs related to the development of product candidates.

Our research and development expenses for the three months ended March 31, 2005 and 2004 and from the projects’ inception are shown below (in thousands).

	Three Months Ended March 31,				Cumulative from Inception (October 28, 1993) to March 31, 2005
	2005	%	2004	%		%
denufosol tetrasodium (INS37217 Respiratory)	$1,797	30	$441	8	$14,806	10
INS50589 Antiplatelet	1,233	20	450	9	7,677	5
diquafosol tetrasodium (INS365 Ophthalmic)	831	14	1,017	20	36,577	24
denufosol tetrasodium (INS37217 Ophthalmic)	421	7	698	14	6,803	4
Other discovery and development costs (1)	1,770	29	2,543	49	88,900	57

Total	$6,052	100	$5,149	100	$154,763	100

(1)	Other discovery and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs and/or discontinued programs. These unallocated costs include personnel costs of our discovery programs, internal and external general research costs and other internal and external costs of other drug discovery and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were $7.4 million for the three months ended March 31, 2005, as compared to $5.9 million for the same period in 2004. The increase in selling and marketing expenses resulted from expanded commercial activity as we continue to build the ElestatTM brand in 2005, including increased commercial expenses for personnel, advertising, promotion, and Phase 4 clinical trial costs, as well as other administrative costs to enable our active co-promotion of Restasis® and ElestatTM. Expenses in 2004 related to co-promotion activities for Restasis® and the commercial launch and promotion of ElestatTM in February 2004. Our commercial organization focuses its promotional efforts on approximately 8,500 highly prescribing ophthalmologists, optometrists and allergists in the United States.

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

General and Administrative Expenses

General and administrative costs were $2.7 million for the three months ended March 31, 2005, as compared to $2.2 million for the same period in 2004. Our general and administrative expenses consist primarily of facility, personnel and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems. The increase in 2005 general and administrative expenses is primarily due to expenses necessary to support and maintain a commercial organization, costs associated with Sarbanes-Oxley compliance, expenses related to corporate legal activities, as well as overall corporate growth. Future general and administrative expenses will depend on the level of our future development and commercialization activities; however, we expect our future professional fees to continue to increase as a result of recently filed litigation and ongoing Sarbanes-Oxley compliance costs.

Other Income

Other income, net was $0.9 million for the three months ended March 31, 2005, as compared to $0.2 million for the same period in 2004. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt obligations. The increase in 2005 other income, as compared to 2004, is primarily the result of larger cash and investment balances as a result of stock offerings that generated net proceeds in excess of $119 million in 2004. Future other income will depend on our future cash and investment balances, the return on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through the sale of equity securities, including private sales of preferred stock and public offerings of common stock, and, to a lesser extent, with revenue from corporate partnerships, including co-promotion revenue. We currently receive revenue from co-promotion of ElestatTM and Restasis®, but do not expect this revenue to exceed our 2005 operating expenses.

At March 31, 2005, we had net working capital of $114.3 million, a decrease of approximately $20.3 million from $134.6 million at December 31, 2004. The decrease in working capital is principally due to the use of funds for our normal operating expenses which exceed the co-promotion revenue we generate. Our principal sources of liquidity at March 31, 2005 were $79.5 million in cash and cash equivalents and $61.1 million in investments which are considered “available-for-sale.”

Our working capital requirements may fluctuate in future periods depending on many factors, including: the efficiency of manufacturing processes developed on our behalf by third parties; the number, magnitude, scope and timing of our drug development programs, the costs related to the potential FDA approval of diquafosol and denufosol; the cost, timing and outcome of regulatory reviews and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue, the commercial potential of our products and product candidates, outcome of pending litigation; and the potential expansion of facility space. In 2005, we expect to record $17-20 million of revenue and are targeting 2005 operating expenses of $59-65 million.

We believe our existing cash, cash equivalents and investments, will be adequate to satisfy our anticipated working capital requirements beyond 2006. In order for us to continue operations beyond 2006, we will need to: (1) obtain product candidate approvals, (2) in-license commercial products, (3) obtain additional co-promotion agreements, (4) out-license rights to our product candidates, and/or (5) raise additional capital through equity or debt financings or from other sources. Accordingly, we have the ability to sell approximately $13.9 million worth of common stock under an active shelf registration statement, which we filed with the Securities and Exchange Commission on April 16, 2004. However, additional funding may not be available on favorable terms from any of these sources or at all. Our ability to achieve our operating expense target range is subject to several risks including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates, unanticipated professional fees or settlements associated with pending litigation and other factors described under the Risk Factors located elsewhere in this report.

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

Revenue Recognition

We recognize revenue from product co-promotion based on net sales for ElestatTM and Restasis®, as defined in the co-promotion agreements, and as reported to us by our collaborative partner, Allergan. Accordingly, our co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements. We also reduce gross sales for incentive programs we manage, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the co-promotion agreement for ElestatTM, we are obligated to meet predetermined minimum annual net sales performance levels. If the annual minimum is not satisfied, we record a reduced percentage of net sales based upon our level of achievement of predetermined calendar year net sales target levels. Amounts contractually due from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue.

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

Stock Option Expense

See discussion of the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment,” a revision of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation” that is located below under the caption “Impact of Recently Issued Accounting Pronouncements.”

Impact of Inflation

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

Litigation

On February 15, 2005, a purported class action complaint was filed in the United States District Court for the Middle District of North Carolina by Mirco Investors, LLC on behalf of itself and all other similarly situated investors against us and certain of our senior officers. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of our dry eye product candidate, diquafosol. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from June 2, 2004 through February 8, 2005. Four additional proposed stockholder class actions have been filed in the same court, making substantially the same allegations against the same parties as defendants and seeking certifications of the same class of purchasers. It is possible that additional complaints may be filed in the future. We expect that these individual lawsuits will be consolidated into a single civil action. We intend to defend the litigation vigorously. As with any legal proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Moreover, responding to and defending the pending litigation will result in a diversion of management’s attention and resources and an increase in professional fees.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123(R) (revised 2004, or SFAS No. 123(R)), “Share-Based Payment,” a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation,” or SFAS No. 123. SFAS No. 123(R)

supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values for all periods that begin after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed implementation of SFAS No. 123(R) until the next fiscal year beginning after June 15, 2005. Pro forma disclosure will no longer be an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

We intend to adopt SFAS No. 123(R) on January 1, 2006, as required. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations and our overall financial position. An estimate of the non-cash stock option expense for 2006, based upon the current number of stock options outstanding and calculated using assumptions and a valuation model consistent with 2004 quarterly filings, is approximately $8 million. However, actual expense may be materially different depending on the valuation model, assumptions and methodologies used in implementing SFAS No. 123(R), as well as the number of unvested stock options outstanding during 2006.

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

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. We have not received marketing approval for any of our product candidates, although we are co-promoting two products with Allergan. We have one product candidate, diquafosol, for which we have received an approvable letter from the FDA. Since the initial submission of our NDA for diquafosol, we have completed two additional diquafosol Phase 3 clinical trials, trials 108 and 109. Although neither of the two additional diquafosol Phase 3 clinical trials met their primary endpoints, we plan to submit an amendment to our diquafosol NDA by June 30, 2005 based upon the totality of data from our diquafosol clinical program, including positive data on certain secondary endpoints and analyses from the 108 and 109 clinical trials. There is no guarantee that the FDA will approve diquafosol and allow Allergan and us to begin selling diquafosol in the United States based on the totality of such data.

It may be necessary to undertake additional Phase 3 clinical trials in support of our diquafosol NDA and there can be no guarantee that any such additional clinical trials would be successful or that the FDA would approve diquafosol even if such additional clinical trials were successful. Also, if additional diquafosol Phase 3 clinical trials are required by the FDA, we may decide not to conduct those clinical trials and we would therefore be unable to obtain FDA approval of diquafosol. Even if we do receive FDA approval for diquafosol, we and Allergan may not be able to successfully commercialize diquafosol in the United States. We have not applied for marketing approval of diquafosol in any other jurisdiction.

In addition to our product candidates in clinical development, we have early stage preclinical product candidates for which a substantial amount of work will be required to advance these product candidates to clinical testing and ultimately to commercial approval. We will have to conduct significant additional development activities, non-clinical and clinical tests and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and initial clinical testing of our product candidates under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Accordingly, some preclinical candidates may not advance to clinical development. Additionally, companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

•	The drug is not effective or physicians think that the drug is not effective;

•	The drug effect is not statistically significant compared to placebo;

•	Patients experience severe side effects during treatment;

•	Patients die during the clinical trial because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

•	Patients do not enroll in the clinical trials at the rate we expect;

•	We decide to modify the drug during testing;

•	Our commercial partners, or future commercial partners, delay, amend or change our development plan or strategy; and

•	We allocate our limited financial and other resources to other clinical programs.

The introduction of our products in foreign markets will subject us to foreign regulatory clearances, the receipt of which may be unpredictable, uncertain and may impose substantial additional costs and burdens which we or our partners in such foreign markets may be unwilling or unable to pay. As with the FDA, foreign regulatory authorities must be satisfied that adequate evidence of safety, quality and efficacy of the product has been presented before marketing authorization is granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval. Approval by the FDA does not ensure approval by other regulatory authorities.

Failure to successfully market and commercialize Restasis® and Elestat™ will limit our revenues.

Allergan launched Restasis® in the United States in April 2003 and we began receiving co-promotion revenue from Allergan on the net sales of Restasis® beginning in April 2004. Although our agreement with Allergan provides, and we have exercised, the right to co-promote Restasis® in the United States, Allergan is primarily responsible for marketing and commercializing Restasis®. Accordingly, our revenues on the net sales of Restasis® are largely dependent on the actions and success of Allergan, over whom we have no control.

In February 2004, we launched ElestatTM in the United States. Our agreement with Allergan provides that we will have the responsibility for selling, promotional and marketing activities related to ElestatTM in the United States. We are required to pay the costs in relation to such activities. We expect selling, promotional and marketing expenses associated with ElestatTM and Restasis® will exceed the corresponding revenues derived from these products during the year ending December 31, 2005 and there can be no assurances that revenues associated with such products will ever exceed the related expenses.

In December 2004, Alcon, Inc. received FDA approval of once-daily olopatadine hydrochloride ophthalmic solution. To the best of our knowledge, Alcon has not yet launched once-daily olopatadine hydrochloride ophthalmic solution, but Patanol® (olopatadine hydrochloride ophthalmic solution) that requires administration twice-a-day currently competes with ElestatTM. We cannot predict what effect, if any, the introduction of once-daily olopatadine hydrochloride ophthalmic solution will have on our sales of ElestatTM.

Until our launch of ElestatTM and co-promotion of Restasis®, we had never been involved in the promotion or co-promotion of a product. Our future revenues will depend, in part, upon the acceptance of ElestatTM and Restasis® by eye-care professionals, allergists and patients. Factors that could affect the acceptance of ElestatTM and Restasis® include:

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

We recognize revenue from product co-promotion based on net sales for ElestatTM and Restasis® as defined in the co-promotion agreements and as reported to us by our collaborative partner, Allergan. Accordingly, our co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. We did not reach any such milestones in 2004 and there can be no assurances that we will reach any during the year ended December 31, 2005 or any later date. Revisions in the commitment period are made in the period that the facts related to the change first become known. Additionally, our revenues may fluctuate from period to period due in part to:

•	Fluctuations in sales of ElestatTM, Restasis® and other future licensed or co-promoted products due to competition, manufacturing difficulties, seasonality, or other factors that affect the sales of a product;

•	The timing of approvals, if any, for future products;

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	Fluctuations in foreign currency exchange rates;

•	The initiation of new contractual arrangements with other companies;

•	The failure or refusal of a collaborative partner to pay royalties; or

•	The expiration or invalidation of our patents or licensed intellectual property.

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

The number and type of studies that may be required by the FDA, or other regulatory authorities, for a particular compound are based on the compound’s clinical profile compared to existing therapies for the targeted patient population. Factors that affect the costs of a clinical trial include:

•	The number of patients required to participate in clinical trials to demonstrate statistical significance for a drug’s safety and efficacy and the number and geographical location of clinical trial sites necessary to enroll such patients;

•	The time required to enroll the targeted number of patients in clinical trials, which may vary depending on the size and availability of the targeted patient population and the perceived benefit to the clinical trial participants; and

•	The number and type of required laboratory tests supporting clinical trials.

Other activities required before submitting an NDA include regulatory preparation for submission, biostatistical analyses, scale-up synthesis, and validation of commercial product. In addition, prior to product launch, production of a certain amount of commercial grade drug product inventory meeting FDA cGMP standards is required.

Also, ongoing development programs and associated costs are subject to frequent, significant and unpredictable changes due to a number of factors, including:

•	Data collected in preclinical or clinical trials may prompt significant changes or enhancements to an ongoing development program;

•	Commercial partners and the underlying contractual agreements may require additional or more involved clinical or preclinical activities;

•	The FDA, or other regulatory authorities, may direct the sponsor to change or enhance its ongoing development program based on developments in the testing of similar compounds or related compounds;

•	Unexpected regulatory requirements or interim reviews by regulatory agencies may cause delays or changes to development programs; and

•	Anticipated manufacturing costs may change significantly due to required changes in manufacturing processes, variances from anticipated manufacturing process yields or changes in the cost and/or availability of starting materials.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product development.

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses exceeded $16.1 million in the three months ended March 31, 2005, $56.5 million in the fiscal year ended December 31, 2004 and $37.4 million in the fiscal year ended December 31, 2003. We anticipate that our operating expenses in 2005 will increase from our 2004 operating expenses to provide for clinical trials and toxicology studies for denufosol (INS37217 Respiratory), denufosol (INS37217 Ophthalmic) and INS50589 Antiplatelet and greater commercial and administrative activities. Our cash, cash equivalents and investments totaled approximately $141.2 million on March 31, 2005. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and undertake commercial activities. Many factors will influence our future capital needs. These factors include:

•	The progress of our research programs, including our research program relating to our license agreement with the Wisconsin Alumni Research Foundation, or WARF, and our payment obligations thereunder;

•	The number and breadth of our research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing collaborations with Allergan and Santen Pharmaceutical Co., Ltd, or Santen, and any future collaborative programs;

•	Progress by our collaborators;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in enforcing patent claims and other intellectual property rights; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of ElestatTM and Restasis®;

•	The receipt of milestone payments from collaborative agreements;

•	Our ability to obtain approval from the FDA for our first product candidate, diquafosol;

•	Upon any such approval, our ability together with the ability of our marketing partner, Allergan, to generate sufficient sales of diquafosol; and

•	Future potential revenue from Santen and payments from future collaborators.

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

Delays in patient enrollment can result in increased costs and longer development times. For example, enrollment in our denufosol Phase 2 clinical trial for retinal detachment progressed at a significantly slower rate than originally anticipated and we discontinued enrollment in this clinical trial. Even if we successfully complete clinical trials, we may not be able to submit any required regulatory submissions in a timely manner and we may not receive regulatory approval for the product candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials we could face increased costs and significant development delays.

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

The market price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding our NDA or foreign regulatory equivalent submissions;

•	Announcements made by us concerning results of our clinical trials with diquafosol, denufosol (INS37217 Respiratory), denufosol (INS37217 Ophthalmic), INS50589 Antiplatelet and any other product candidates;

•	Market acceptance and market share of products we co-promote;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators, including our agreements with Allergan and Santen;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	Terrorist attacks;

•	Military actions; and

•	Litigation.

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

We have been named as a defendant in litigation that could result in substantial damages and costs and divert management’s attention and resources

On February 15, 2005, a purported class action complaint was filed in the United States District Court for the Middle District of North Carolina by Mirco Investors, LLC on behalf of itself and all other similarly situated investors against us and certain of our senior officers. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of our dry eye product candidate, diquafosol. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from June 2, 2004 through February 8, 2005. Four additional proposed stockholder class actions have been filed in the same court, making substantially the same allegations against the same parties as defendants and seeking certifications of the same class of purchasers. It is possible that additional complaints may be filed in the future. We expect that these individual lawsuits will be consolidated into a single civil action. We intend to defend the litigation vigorously. No assurance can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of the claims, we could be forced to, among other ramifications, make significant payments to resolve the claims and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers or if damages exceed the limits of our insurance. Furthermore, regardless of our success in defending against the litigation, the litigation itself may result in substantial costs, use of resources and divert the attention of management and other employees which could adversely affect our business.

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net losses of $13.3 million for the three months ended March 31, 2005, $44.1 million for the year ended December 31, 2004 and $31.4 million for the year ended December 31, 2003. As of March 31, 2005, our accumulated deficit was approximately $184.5 million. We expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of ElestatTM and Restasis®. It is our understanding that Allergan relies upon an arrangement with a single third party for the manufacture and supply of active pharmaceutical ingredients, or APIs, for both ElestatTM and Restasis®. Allergan then completes the manufacturing process to yield finished product. In the event such third party was unable to supply Allergan, or Allergan was unable to complete the manufacturing cycle, sales of the product could be adversely impacted, which would result in a reduction in any revenue from product co-promotion received under our agreements with Allergan.

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for diquafosol and denufosol and one vendor as the sole manufacturer for INS50589. We intend to contract with these vendors, as necessary, for commercial scale manufacturing of our products where we are responsible for such activities. In the case of diquafosol, we expect Allergan to purchase commercial quantities of bulk APIs from our sole manufacturer. Although we have identified alternate sources for our product candidates, it would be time consuming and costly to qualify these sources. Under our diquafosol agreement, either our vendor or we may terminate our supply arrangement, without cause, by giving 180 days prior notice. If our vendor were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

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

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have a development collaboration with Santen and development and commercialization collaborations with Allergan. The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Allergan and Santen may immediately terminate their agreements with us if we breach the applicable agreement and fail to cure the breach within 60 days of being notified of such breach. If we materially breach our co-promotion agreement with Allergan for ElestatTM, Allergan has the right to terminate the agreement upon 90 days written notice if we fail to cure the breach within that 90 day period. If we do not maintain the Allergan or Santen collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us.

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

Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. Academic and government institutions have become increasingly aware of the commercial value of their research findings and are more likely to enter into exclusive licensing agreements with commercial enterprises to market commercial products. Many of our competitors have far greater resources than we do and may be better able to afford larger license fees and milestones attractive to those institutions. Our competitors may also develop technologies and drugs that are safer, more effective, or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. Current products marketed to treat cystic fibrosis include Pulmozyme® and TOBI®. Current treatments for cardiovascular disease include Plavix®, an anti-platelet agent and Angiomax®, a thrombin inhibitor. Primary treatments for dry eye disease currently involve over-the-counter artificial tear replacement drops, punctal plugs and Restasis®. ElestatTM competes with other treatments for allergic conjunctivitis including antihistamines and mast cell stabilizers, such as Patanol®, Zaditor® and Optivar®. In addition, alternative approaches to treating diseases which we have targeted, such as gene therapy, may make our product candidates obsolete.

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

We have established a sales force to market and distribute ElestatTM, Restasis® as well as other potential products. Although the members of our sales force have had experience in sales with other companies, prior to 2004 we never had a sales force and we may undergo difficulties maintaining the sales force. We have incurred substantial expenses in establishing and maintaining the sales force, including substantial additional expenses for the training and management of personnel and the infrastructure to enable the sales force to be effective. We expect to continue to incur substantial expenses in the future. To date, the costs of maintaining our sales force have exceeded our product revenues and our future maintenance costs may exceed our product revenues. We compete with many companies that currently have extensive and well-funded marketing and sales operations. Many of these competing companies have had substantially more experience in, and financial resources for sales, marketing and distribution.

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

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering the products. We intend that diquafosol for the treatment of dry eye disease will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in their licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. Denufosol (INS37217 Ophthalmic) is administered through an intravitreal injection. It may be beneficial to patients to have a sustained delivery device. We have not yet established a plan for a sustained delivery device for certain indications such as for chronic use. Similar challenges exist in identifying and perfecting convenient methods of administration for our other product candidates.

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of March 31, 2005, there were 42,066,643 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act, unless purchased by our affiliates. In addition, we have the ability to issue additional shares of common stock under an active shelf registration statement, which we filed with the Securities and Exchange Commission on April 16, 2004. Up to 7,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or may be, issued pursuant to our Amended and Restated 1995 Stock Plan, as amended. The shares underlying existing, and possible future stock awards have been registered pursuant to a registration statement on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

As of March 31, 2005, there were outstanding options, which were exercisable to purchase 2,563,922 shares of our common stock, and outstanding warrants, which were exercisable to purchase 25,396 shares of our common stock. This amount combined with the total common stock outstanding at March 31, 2005 is 44,655,961 shares of common stock.

In April 2005, a 2005 Equity Compensation Plan was approved by our Board of Directors, subject to the approval of our stockholders. If approved by our stockholders at our 2005 Annual Meeting on June 10, 2005, the new plan will allow for the issuance of 3,000,000 shares of our common stock pursuant to various forms of grants under the new plan.

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

Effective as of January 28, 2005, the Compensation Committee of the Board of Directors of Inspire adopted the Company’s Change in Control Severance Benefit Plan, or the CIC Plan, which provides severance benefits to certain employees of the Company as of the date on which a Change in Control occurs. Under the CIC Plan and the change in control agreements discussed below, a Change in Control occurs upon a determination by the Board of Directors or upon certain specified events such as merger and consolidation. The CIC Plan covers any regular full-time or part-time employee, other than employees who are parties to employment agreements or transition agreements or who are parties to any severance plan or agreement with the Company (other than the CIC Plan) that provides for the payment of severance benefits in connection with a Change in Control. Under the CIC Plan, if a Change in Control occurs and a participant’s employment is involuntarily terminated within two years, the participant will be entitled to certain payments and benefits based on the participant’s salary range and years of service with the Company. Presently, all executive officers of the Company are parties to individual agreements with the Company regarding a Change in Control or, in one case, a transition agreement and, as a result, are not covered by the CIC Plan. On January 31, 2005, the Company and various executive officers entered into amended and restated change in control agreements. Each agreement is effective as of the date of the prior agreement between the Company and the respective executive officer. Each agreement provides that upon the officer’s termination of employment following a Change in Control, unless such termination is for “cause,” because of death or disability or by the officer without “good reason,” within 24 months following such Change in Control, the executive will be entitled to a lump sum payment equal to a multiple of the sum of (i) the highest annual base salary received by the officer in any of the three most recently completed fiscal years prior to the Change in Control and (ii) the higher of the highest annual bonus received by the officer in any of the three most recently completed fiscal years preceding the date of the officer’s termination, the three most recent completed fiscal years preceding the Change in Control, or the maximum of the bonus opportunity range for the officer immediately prior to the date of termination. The multiples used to determine the amount of a lump sum payment range from two to three. The agreements also provide for ongoing benefits, the vesting of outstanding stock options, and gross-up payments. The CIC Plan and the change in control agreements would increase the acquisition costs to a purchasing company that triggers the change in control provisions. As a result, the CIC Plan and the change in control agreements may delay or prevent a change in control.

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

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital leases and other short-term debt obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At March 31, 2005, our portfolio of available-for-sale investments consisted of approximately $39.8 million of investments maturing within one year and approximately $21.3 million of investments maturing after one year but within 34 months. In addition, we have $0.5 million of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On February 15, 2005, a purported class action complaint was filed in the United States District Court for the Middle District of North Carolina by Mirco Investors, LLC on behalf of itself and all other similarly situated investors against us and certain of our senior officers. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of our dry eye product candidate, diquafosol. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from June 2, 2004 through February 8, 2005. Four additional proposed stockholder class actions have been filed in the same court, making substantially the same allegations against the same parties as defendants and seeking certifications of the same class of purchasers. It is possible that additional complaints may be filed in the future. We expect that these individual lawsuits will be consolidated into a single civil action. We intend to defend the litigation vigorously. As with any legal proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Moreover, responding to and defending the pending litigation will result in a diversion of management’s attention and resources and an increase in professional fees.

Item 5. Other Information

On May 9, 2005, Inspire Pharmaceuticals, Inc. issued a press release announcing its first quarter 2005 financial results. The press release is attached here to as Exhibit 99.1.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2004).

10.1	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.2	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.3	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Mary B. Bennett (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.4	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Richard M. Evans (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.5	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Donald J. Kellerman (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.6	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Joseph K. Schachle (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.7	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.8	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.9	Agreement regarding change in control, dated as of August 2, 2004, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.10	Agreement regarding change in control, dated as of October 11, 2004, by and between Inspire Pharmaceuticals, Inc. and Barry G. Pea (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.11	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated May 9, 2005, announcing financial results for the first quarter ended March 31, 2005.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: May 10, 2005	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
Chief Executive Officer and Director
(principal executive officer)

Date: May 10, 2005	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer
(principal financial and
chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31174) which became effective on August 2, 2000).

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 26, 2002).

3.3	Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 7, 2003).

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 15, 2004).

10.1	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.2	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.3	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Mary B. Bennett (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.4	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Richard M. Evans (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.5	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Donald J. Kellerman (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.6	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Joseph K. Schachle (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.7	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.8	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.9	Agreement regarding change in control, dated as of August 2, 2004, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.10	Agreement regarding change in control, dated as of October 11, 2004, by and between Inspire Pharmaceuticals, Inc. and Barry G. Pea (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.11	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated May 9, 2005, announcing financial results for the first quarter ended March 31, 2005.