Form 10-Q
period 2005-06-30
INSPIRE PHARMACEUTICALS INC
filed 2005-08-09
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of June 30, 2005, there were 42,070,708 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

	(Unaudited) June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$73,251	$100,320
Investments	39,931	41,426
Receivables from Allergan	7,699	3,501
Prepaid expenses and other receivables	1,315	1,916
Other assets	207	207

Total current assets	122,403	147,370

Property and equipment, net	2,432	2,678
Investments	18,811	15,050
Other assets	509	598

Total assets	$144,155	$165,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,620	$4,367
Accrued expenses	7,295	7,955
Notes payable and capital leases	514	489

Total current liabilities	9,429	12,811

Capital leases – noncurrent	1,129	1,392
Other long-term liabilities	1,960	1,895

Total liabilities	12,518	16,098

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 60,000 shares authorized; 42,071 and 41,845 shares issued and outstanding, respectively	42	42
Additional paid-in capital	321,377	321,189
Accumulated other comprehensive loss	(621)	(470)
Accumulated deficit	(189,161)	(171,163)

Total stockholders’ equity	131,637	149,598

Total liabilities and stockholders’ equity	$144,155	$165,696

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Revenues from product co-promotion	$9,607	$2,948	$11,458	$3,557

Total revenue	9,607	2,948	11,458	3,557

Operating expenses:
Research and development	6,739	5,407	12,791	10,556
Selling and marketing	5,728	5,198	13,097	11,136
General and administrative	2,803	2,148	5,491	4,334

Total operating expenses	15,270	12,753	31,379	26,026

Loss from operations	(5,663)	(9,805)	(19,921)	(22,469)

Other income (expense):
Interest income	1,045	254	2,001	588
Interest expense	(38)	(24)	(78)	(41)
Loss on investments	—	(117)	—	(198)

Other income	1,007	113	1,923	349

Net loss	$(4,656)	$(9,692)	$(17,998)	$(22,120)

Basic and diluted net loss per common share	$(0.11)	$(0.30)	$(0.43)	$(0.69)

Weighted average common shares used in computing basic and diluted net loss per common share	42,069	31,995	42,003	31,948

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net loss	$(17,998)	$(22,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	103	103
Depreciation of property and equipment	550	439
Loss on disposal of property and equipment	5	(1)
Loss on investments	—	198
Changes in operating assets and liabilities:
Receivables	(4,198)	(2,744)
Prepaid expenses and other receivables	601	205
Other assets	(14)	10
Accounts payable	(2,747)	(1,804)
Accrued expenses	(595)	2,881
Deferred revenue	—	661

Net cash used by operating activities	(24,293)	(22,172)

Cash flows from investing activities:
Purchase of investments	(55,719)	(24,561)
Proceeds from sale of investments	53,302	41,053
Purchase of property and equipment	(310)	—
Proceeds from sale of property and equipment	1	522

Net cash (used) provided by investing activities	(2,726)	17,014

Cash flows from financing activities:
Issuance of common stock, net	188	729
Payments on notes payable and capital lease obligations	(238)	(470)

Net cash (used) provided by financing activities	(50)	259

Decrease in cash and cash equivalents	(27,069)	(4,899)
Cash and cash equivalents, beginning of period	100,320	34,324

Cash and cash equivalents, end of period	$73,251	$29,425

Supplemental disclosure of non-cash investing and financing activities: The Company acquired property and equipment through the assumption of capital lease obligations amounting to $1,272 during the six months ended June 30, 2004.

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

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations beyond 2006, but also expects that additional capital may be required. Continuation of its operations beyond 2006 will require the Company to: (1) obtain product candidate approvals, (2) in-license commercial products, (3) obtain additional co-promotion agreements, (4) out-license rights to our product candidates, and/or (5) raise additional capital through equity or debt financings or from other sources. The Company began receiving revenue from its co-promotion of Elestat® (epinastine HCl ophthalmic solution) 0.05% and Restasis® (cyclosporine ophthalmic emulsion) 0.05% in 2004, but will continue to incur operating losses until co-promotion and/or product revenues reach a level sufficient to support ongoing operations. Elestat® and Restasis® are trademarks owned by Allergan, Inc. (“Allergan”).

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. The calculation of diluted earnings per share for the three months ended June 30, 2005 and 2004 does not include 639 and 1,655, respectively, and for the six months ended June 30, 2005 and 2004, does not include 798 and 1,548, respectively, of potential shares of common stock equivalents, as their impact would be antidilutive.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Deferred Compensation and Stock Options

The Company accounts for deferred compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for employee stock options that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. If stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three and six months ended June 30, 2005 and 2004.

Deferred compensation is amortized over the service period of the related stock option. The Company has not recognized stock-based compensation expense related to amortization of deferred compensation during the three and six months ended June 30, 2005 and 2004, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss – as reported	$(4,656)	$(9,692)	$(17,998)	$(22,120)
Pro forma adjustment for compensation expense	(3,281)	(2,191)	(5,928)	(4,345)

Net loss – pro forma	$(7,937)	$(11,883)	$(23,926)	$(26,465)

Net loss per common share – as reported	$(0.11)	$(0.30)	$(0.43)	$(0.69)

Net loss per common share – pro forma	$(0.19)	$(0.37)	$(0.57)	$(0.83)

Manufacturing and Concentration of Receivables Risk

The Company relies on single source manufacturers for each of its products and product candidates. In addition, Allergan relies on single source manufacturers for the active pharmaceutical ingredients in Elestat® and Restasis®, products co-promoted by the Company. Accordingly, delays in the manufacture of any product or product candidate could adversely impact the marketing of our products or the development of our product candidates.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Furthermore, Allergan is responsible for the manufacture of both Elestat® and Restasis®. Therefore, the Company has little control over the manufacture of products for which it will receive revenue and over the overall product supply chain.

All revenues recognized and recorded for the six months ended June 30, 2005 and the year ended 2004 were from Allergan. The Company is entitled to receive product co-promotion payments on “Net Sales” of Elestat® and Restasis® under the terms of its collaborative agreements with Allergan, and, accordingly, all trade receivables are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products.

Revenue Recognition

The Company recognizes revenue from product co-promotion based on net sales for Elestat® and Restasis®, as defined in the co-promotion agreements, and as reported to Inspire by its collaborative partner, Allergan. Accordingly, the Company’s co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements. The Company also reduces gross sales for incentive programs it manages, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the co-promotion agreement for Elestat®, the Company is obligated to meet predetermined minimum annual net sales performance levels. If the annual minimum is not satisfied, the Company records a reduced percentage of net sales based upon its level of achievement of predetermined calendar year net sales target levels. Amounts contractually due from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue.

The Company recognizes milestone revenue under its collaborative research and development agreements when Inspire has performed services under such agreements or when Inspire or its collaborative partner has met a contractual milestone triggering a payment to the Company. Non-refundable fees received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon achievement of development milestones by Inspire or its collaborative partners. The Company recognizes milestone payments as revenues ratably over the period of its research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that the Company has fulfilled its research and development commitment. This period is based on estimates by management and the progress towards milestones in the Company’s collaborative agreements. The estimate is subject to revision as the Company’s development efforts progress and the Company gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause the Company’s revenue to fluctuate from period to period. No milestone revenue under these agreements has been recognized for the three and six months ended June 30, 2005 and 2004, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $621 and $470 of unrealized loss on its investments that is classified as accumulated other comprehensive loss at June 30, 2005 and December 31, 2004, respectively.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Comprehensive loss consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(4,656)	$(9,692)	$(17,998)	$(22,120)
Reclassification adjustment for gains/(losses) in net loss	—	117	—	198
Change in unrealized gains/(losses) on investments	113	(190)	(151)	(211)

Total comprehensive loss	$(4,543)	$(9,765)	$(18,149)	$(22,133)

3. Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. EITF 05-6 is effective as of June 29, 2005 and the Company complies with the guidance set forth in EITF 05-6.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004, or “SFAS No. 123(R)”), “Share-Based Payment,” a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values for all periods that begin after June 15, 2005. In April 2005, the SEC delayed implementation of SFAS No. 123(R) until the next fiscal year beginning after June 15, 2005. Under SFAS No. 123(R), pro forma disclosure will no longer be an alternative method for reporting stock-based compensation. (See “Deferred Compensation and Stock Options” above for historic pro forma disclosure.) SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either (a) all prior periods presented or (b) prior interim periods of the year of adoption for all amounts previously presented in pro forma disclosures under SFAS No. 123.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The Company intends to adopt SFAS No. 123(R) on January 1, 2006, as required. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations and its overall financial position. An estimate of the non-cash stock option expense for 2006, based upon the current number of unvested stock options outstanding as of June 30, 2005 plus stock options granted through July 15, 2005 and calculated using assumptions and a valuation model consistent with 2004 quarterly filings, is approximately $9 million. However, actual expense may be materially different depending on the valuation model, assumptions and methodologies used in implementing SFAS No. 123(R), as well as the number of unvested stock options outstanding during 2006.

4. Contingencies

On February 15, 2005, a purported class action complaint was filed in the United States District Court for the Middle District of North Carolina by Mirco Investors, LLC on behalf of itself and all other similarly situated investors against the Company and certain of its senior officers. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of the Company’s dry eye product candidate, diquafosol tetrasodium. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of Inspire securities during the period from June 2, 2004 through February 8, 2005. Four additional proposed stockholder class actions have been filed in the same court, making substantially the same allegations against the same parties as defendants and seeking certifications of the same class of purchasers. It is possible that additional complaints may be filed in the future. The Company expects that these individual lawsuits will be consolidated into a single civil action. The Company intends to defend the litigation vigorously. As with any legal proceeding, the Company cannot predict with certainty the eventual outcome of these pending lawsuits, nor can a reasonable estimate of the amount of loss, if any, be made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion below contains forward-looking statements regarding our financial condition and our results of operations that are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States, as well as projections for the future. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with Restasis® and Elestat®, potential competition associated with our product candidates, use of hazardous materials and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2004. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our operating expenses are difficult to predict and will depend on several factors. Research and development expenses, including expenses for drug synthesis and manufacturing, preclinical testing and clinical research activities, will depend on the ongoing requirements of our drug development programs, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses in part by accelerating or decelerating preclinical testing, other discovery and basic research activities and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Once again, management may in some cases be able to control the timing of these expenses, but many of these expenditures will occur irrespective of the commercial success of our products, at least initially. As a result of these factors, we believe that period to period comparisons are not necessarily meaningful and you should not rely on them as an indication of future performance. Due to all of the foregoing factors, it is possible that our operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of our common stock could be materially adversely affected.

OVERVIEW

We are a biopharmaceutical company dedicated to discovering, developing and commercializing prescription pharmaceutical products in disease areas with significant commercial potential and unmet medical needs. Our goal is to build and commercialize a sustainable pipeline of innovative new treatments based upon our technical and scientific expertise, focusing in the ophthalmic and respiratory therapeutic areas. Our ophthalmic products and clinical product candidates are currently concentrated in the allergic conjunctivitis, dry eye disease, corneal wound healing and retinal disease indications. In addition, we also have a preclinical program to identify novel compounds to treat glaucoma. We are also working on a product candidate for the treatment of respiratory complications of cystic fibrosis and an antiplatelet product candidate that could be utilized in cardiopulmonary bypass procedures. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER	CURRENT STATUS
Products
Elestat®	Allergic conjunctivitis	Allergan	Co-promoting in the United States since February 2004

Restasis®	Dry eye disease	Allergan	Co-promoting in the United States since January 2004

Product Candidates in Clinical Development

diquafosol tetrasodium (INS365 Ophthalmic)	Dry eye disease	Allergan and Santen Pharmaceutical	FDA approvable letter received December 2003, NDA amendment filed June 1, 2005

	Corneal wound healing	Allergan and Santen Pharmaceutical	Phase 2 pilot clinical trial

denufosol tetrasodium (INS37217 Respiratory)	Cystic fibrosis	Cystic Fibrosis Foundation Therapeutics	Phase 2

denufosol tetrasodium (INS37217 Ophthalmic)	Macular edema	None	Phase 2 pilot clinical trials

INS50589 Antiplatelet	Cardiovascular diseases	None	Phase 1

We have acquired the rights to co-promote Elestat® and Restasis® in the United States under agreements with Allergan, Inc., or Allergan, and we receive co-promotion revenue based upon net sales of these products. In January 2004, we began co-promoting Restasis® for dry eye disease. In February 2004, we launched Elestat® for the treatment of allergic conjunctivitis.

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

Elestat®

In December 2003, we entered into an agreement with Allergan to co-promote Elestat® (epinastine HCl ophthalmic solution) 0.05% to ophthalmologists, optometrists and allergists in the United States. Under this agreement, we have the responsibility for selling, promotional and marketing activities of Elestat® in the United States and are responsible for the associated costs. In addition, we conduct Phase 4 clinical trials relating to Elestat® under the supervision of our development and discovery departments. We receive co-promotion revenue from Allergan on the

U.S. net sales of Elestat®. Allergan records sales of Elestat® and remains responsible for other product costs. Allergan retains the licensing rights relating to promotion of Elestat® to U.S. prescribers other than ophthalmologists, optometrists and allergists; but we have a right of first refusal to obtain such rights in the event Allergan decides to engage a third party to undertake such activities. The agreement for Elestat® with Allergan will be in effect until the earlier of: (i) the approval and launch of the first generic epinastine product; or (ii) the approval and launch of the first over-the-counter epinastine product. The commercial exclusivity period for Elestat® under the Hatch-Waxman Act will expire in October 2008, after which time Elestat® could face generic competition if there is no other intellectual property protection covering Elestat®. The agreement also provides for early termination under certain circumstances.

Elestat® was approved by the U.S. Food and Drug Administration, or FDA, in October 2003 for the prevention of itching associated with allergic conjunctivitis. In February 2004, we launched Elestat® in the United States and are promoting it to eye care professionals and allergists. Elestat®, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the prevention of ocular itching associated with ocular allergies. Elestat® works by blocking the H1 and H2 histamine receptors, stabilizing mast cells, and stopping the progression of pro-inflammatory mediators. Elestat® has a rapid onset of action, long-lasting relief and a favorable safety profile.

Restasis®

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize diquafosol tetrasodium (INS365 Ophthalmic) for the treatment of dry eye disease. The agreement also granted us the right to co-promote Allergan’s Restasis® (cyclosporine ophthalmic emulsion) 0.05% for the treatment of dry eye disease in the United States. In December 2002, Restasis® was approved for sale by the FDA and Allergan launched Restasis® in the United States in April 2003. Restasis® is the first approved prescription product in the United States for dry eye disease. It is indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca, or dry eye disease. Commercial exclusivity for Restasis® under the Hatch-Waxman Act expires in December 2005; however, Restasis® is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014.

In the third quarter of 2003, we exercised our right to co-promote Restasis® under the joint license, development and marketing agreement with Allergan. This agreement will be in effect until all patents licensed under the agreement have expired. The agreement also provides for early termination under certain circumstances. In January 2004, we began co-promotion of Restasis® to eye care professionals and allergists in the United States and began receiving co-promotion revenue on net sales of Restasis® beginning in April 2004. For the three and six months ended June 30, 2005, Allergan has recognized approximately $46.3 million and $83.6 million, respectively, of revenue from net sales of Restasis® and has provided revised guidance for 2005 net sales of Restasis® to be between $165-185 million.

Diquafosol tetrasodium (INS365 Ophthalmic)

Treatment of dry eye disease

Diquafosol is a dinucleotide that we discovered, which functions as an agonist at the P2Y2 receptor and is designed to treat dry eye disease. Diquafosol stimulates the release of natural tear components targeting all three components of natural tears – mucin, lipids and fluid. To date, we have completed four Phase 3 clinical trials of diquafosol for the treatment of dry eye disease. In total, we have conducted placebo-controlled clinical trials of diquafosol in more than 2,000 individuals.

We are developing diquafosol as an eye drop application for dry eye disease and potentially for corneal wound healing as discussed below. We believe that diquafosol could be the second FDA approved pharmacologically active agent to treat dry eye disease and the first one with this mechanism of action. Because diquafosol and Restasis® have different mechanisms of action, we consider them complementary products and believe there is commercial opportunity for both of these products.

In June 2003, we filed a New Drug Application, or NDA, with the FDA for diquafosol for the treatment of dry eye disease. In July 2003, the FDA granted Priority Review designation for the diquafosol NDA. In December 2003, we received an approvable letter from the FDA for diquafosol for the treatment of dry eye disease. Since the initial submission of the NDA, we have completed two additional diquafosol Phase 3 clinical trials, trials 108 and 109. Although neither of the two additional diquafosol Phase 3 clinical trials met their primary endpoints, on June 1, 2005, we submitted an amendment to our diquafosol NDA with the FDA based upon the totality of data from our diquafosol clinical program, including positive data on certain secondary endpoints and analyses from the 108 and 109 clinical trials. We have received formal acknowledgement from the FDA that our NDA amendment is considered a complete response to the December 2003 action letter and we expect FDA action on the amendment by December 1, 2005.

Pursuant to our agreement with Allergan, Allergan is responsible for regulatory approval of diquafosol in Europe. We are working with Allergan to determine a European regulatory filing strategy for diquafosol for the treatment of dry eye disease.

Although there may be additional costs to support our NDA amendment while it is being reviewed, we are unable to reasonably estimate those costs. However, we do not anticipate those costs to be significant prior to the FDA’s action date of December 1, 2005. Costs associated with our diquafosol program for the treatment of dry eye will largely depend on the nature and substance of the FDA’s response to our NDA amendment and can not be estimated at this time. For a more detailed discussion of the risks associated with the development of diquafosol and our other development programs, including factors that could result in program delays and increased costs associated with such delays, please see the Risk Factors described elsewhere in this report.

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

In April 2005, we began enrolling patients in a Phase 2 pilot clinical trial designed to evaluate the efficacy of diquafosol versus placebo in improving corneal wound healing following photorefractive keratectomy, or PRK, surgery. Approximately 30 subjects undergoing bilateral myopic PRK will participate in the clinical trial. They will receive diquafosol in one eye and placebo in the other eye for one week following surgery. The effect of diquafosol versus placebo on corneal wound healing will be assessed photographically during this one-week period. We expect to have preliminary results from this clinical trial by the end of 2005. Given the limited data available and the early stage of development of this program, we are unable to reasonably project whether additional Phase 2 clinical trials or a Phase 3 program would be appropriate for this indication and, if so, the future dates and costs that may be associated with such clinical trials or prospective NDA filing.

Denufosol tetrasodium (INS37217 Respiratory) for the treatment of cystic fibrosis

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

Following discussions with the FDA, we began long-term toxicology studies in two animal species in the fourth quarter of 2004. The dosing phase has been completed for these two six-month inhalation toxicology studies and final study results are expected this fall. These toxicology studies are required in order to initiate a Phase 3 program. In addition, a 12-month inhalation toxicology study has also been initiated. In January 2005, we began enrollment in an additional Phase 2 clinical trial in approximately 70 patients with cystic fibrosis lung disease in order to broaden our patient experience prior to our initiation of a Phase 3 program. Enrollment in this clinical trial has recently been completed and final study results are expected this fall. The primary purpose of this additional Phase 2 clinical trial is to assess the safety and tolerability of denufosol in patients with more impaired lung function and in patients who take other standard cystic fibrosis medications, such as inhaled antibiotics, than patients studied in our previous Phase 2 clinical trial. This ongoing Phase 2 clinical trial is not intended to show statistically significant treatment effects, but rather to determine whether patients with lower lung function and those taking other standard cystic fibrosis medications, such as inhaled tobramycin, or TOBI®, could be included in our anticipated Phase 3 program for denufosol. We intend to hold an end-of-Phase-2 meeting with the FDA before the end of 2005 to discuss plans for our anticipated Phase 3 program for denufosol.

In July 2005, we initiated a single-center, 15 patient pediatric double-blind, randomized, placebo-controlled Phase 2 clinical trial in five to seven year-old cystic fibrosis patients. This pediatric Phase 2 clinical trial, which is expected to be completed prior to Phase 3 initiation, could enable us to expand our enrollment to younger patients in our anticipated Phase 3 program. This pediatric Phase 2 clinical trial is not an FDA-required clinical trial and it does not have to be completed prior to our end-of-Phase-2 meeting with the FDA.

In July 2005, we held a meeting with the European Medicines Evaluation Agency, or EMEA, to discuss filing for orphan drug status for denufosol for the treatment of cystic fibrosis in Europe. Based on the discussion held, we plan to submit an application to the EMEA for Orphan Status by the end of the third quarter of 2005. We expect to be notified regarding a potential granting of Orphan Status by the end of 2005. We plan to retain all commercial rights for denufosol for the treatment of cystic fibrosis in North America and to secure a corporate partner to develop and commercialize this product candidate outside of North America.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $25 million to $45 million, excluding the cost of pre-launch clinical product inventory and any potential development milestones payable to the CFFT. This estimate includes completing the remaining components of our Phase 2 program, conducting a Phase 3 clinical program, manufacturing denufosol for clinical trials and toxicology studies, producing qualification lots consistent with current Good Manufacturing Practice standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials and toxicology studies may not proceed as planned, results from future clinical trials may change our planned development program, other parties may assist in the funding of our development costs, and our NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

Denufosol tetrasodium (INS37217 Ophthalmic) for the treatment of retinal disease

We are currently investigating denufosol tetrasodium (INS37217 Ophthalmic), a P2Y2 receptor agonist given as an intravitreal injection, for the treatment of diseases associated with accumulation of fluid in or around the retina. Removal of this pathological fluid via the activation of P2Y2 receptors in the back of the eye could potentially provide benefit for patients with macular edema or other sight-threatening diseases involving pathological fluid accumulation.

We initiated the first of two Phase 2 pilot clinical trials in the second quarter of 2005. The first evaluates the use of denufosol in uveitis patients who have persistent macular edema. Uveitis is an inflammatory disease of the uveal tract, which is the pigmented vascular structure comprising the iris (colored part of the eye), the ciliary body (responsible for manufacturing fluid inside the eye) and the choroid (vascular lining tissue underneath the retina). Persistent macular edema is a significant cause of vision loss for patients with uveitis. The second Phase 2 pilot clinical trial was initiated in July 2005 and will evaluate the use of denufosol in patients with persistent macular edema following cataract surgery. The two Phase 2 pilot clinical trials will have similar designs, each targeting approximately 15 patients, receiving two injections of denufosol over a one-week period. Various assessments will be made, including retinal thickness and visual acuity. In April 2005, as previously disclosed, we discontinued enrollment in our Phase 2 clinical trial for denufosol for the treatment of rhegmatogenous retinal detachment. The decision to stop enrollment was due to extremely slow enrollment of patients in the clinical trial. The scientific rationale remains strong for the use of denufosol intravitreal injection as a potential treatment for retinal diseases involving sub-retinal and intra-retinal fluid accumulation.

Given the limited data available and the early stage of development of our denufosol (INS37217 Ophthalmic) program, we are unable to reasonably project whether additional Phase 2 clinical trials or a Phase 3 program would be appropriate for this product candidate and, if so, the future dates and costs that may be associated with such clinical trials or prospective NDA filing.

INS50589 Antiplatelet for the treatment of cardiovascular diseases

INS50589 Antiplatelet is a selective and reversible inhibitor of the platelet P2Y12 adenosine diphosphate receptor and is being developed to reduce complications in patients undergoing surgeries involving cardiopulmonary bypass. During bypass procedures, blood is diverted out of the body through a bypass pump, causing activation of platelets that results in subsequent platelet dysfunction following surgery. Platelets are components of the blood which, when activated, contribute to the formation of blood clots that help to stop bleeding. Platelet activation and post-operative platelet dysfunction may contribute to complications such as cognitive disorders, pulmonary or renal dysfunction and the need for blood transfusions, among others. Unlike currently marketed products, INS50589 Antiplatelet has been shown in preclinical studies and our recently completed Phase 1 clinical trial to be a potent platelet aggregation inhibitor that is also rapidly reversible. This unique profile could provide for platelet aggregation inhibition and protection from activation during the bypass procedures and for restoration of normal platelet function following the procedure when intravenous administration of the drug is stopped.

In November 2004, we filed an Investigational New Drug Application and in December 2004, we initiated a Phase 1 clinical trial of the tolerability, pharmacokinetics and pharmacodynamics of INS50589 Antiplatelet in healthy volunteers. The Phase 1 single-center clinical trial assessed the safety and tolerability of four doses of INS50589 Antiplatelet administered by continuous intravenous infusion over four hours in 36 healthy volunteers. The trial included an initial open-label portion involving 12 subjects, followed by a double blind, placebo-controlled portion involving an additional 24 subjects. All 36 subjects completed the trial. The trial assessed the pharmacokinetics and biological activity of the compound using various platelet function tests. As announced in June 2005, INS50589 Antiplatelet was well-tolerated in this clinical trial and demonstrated dose-dependent evidence of pharmacological effect, as previously observed in preclinical studies. The clinical trial results were statistically significant compared to placebo at all doses and demonstrated complete inhibition of platelet aggregation within 15 to 30 minutes for the three highest doses. Platelet function returned to near baseline levels following discontinuation of the infusion. We expect to complete a key proof of concept preclinical study evaluating INS50589 Antiplatelet in an animal model of cardiopulmonary bypass surgery in the third quarter of 2005.

In July 2005, we met with key experts from academia and clinical practice to review our preclinical and Phase 1 clinical data on INS50589 Antiplatelet and to discuss potential next steps in the development plan for this product candidate. Based on positive feedback about the program from these experts, we are incorporating their advice as we determine an appropriate development plan for INS50589 Antiplatelet.

In addition to the intravenous formulation of INS50589 Antiplatelet, we are actively working on a lead series of orally bioavailable P2Y12 receptor antagonist molecules that, like INS50589 Antiplatelet, are fully reversible and may potentially have some advantages over existing therapies. In order to fully optimize a combined intravenous and oral antiplatelet program on a global basis, we are currently exploring potential collaborative partnerships for this program. In parallel with our efforts to secure the strongest partnership with the most attractive economics, we are prepared to continue development of both the intravenous antiplatelet product in the clinic and the discovery effort on the lead series of orally available antiplatelet molecules. Given the limited data available, the early stage of development of this program, and the unlikeliness of our sponsoring this program all the way to NDA submission, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing for this product candidate.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

Revenues

Revenues were $9.6 million for the three months ended June 30, 2005, as compared to $2.9 million for the same period in 2004. The increase in revenue is due to significantly increased co-promotion revenue from net sales of both Elestat® and Restasis® in 2005, as compared to 2004. When compared to the second quarter of 2004, the second quarter of 2005 co-promotion revenue from net sales of Elestat® increased 205% and co-promotion revenue from net sales of Restasis® increased 370%.

Revenue from product co-promotion relates to U.S. net sales of Elestat® and worldwide net sales of Restasis® according to the terms of our collaborative agreements with Allergan. We began realizing co-promotion revenue from Elestat® beginning in February 2004, upon its U.S. launch, and from Restasis® in April 2004. Revenue from net sales of Elestat® in the three-month period ended June 30, 2005 was approximately $7.9 million, as compared to approximately $2.6 million for the same period in 2004. We received approximately $1.7 million of co-promotion revenue from net sales of Restasis® during the three-month period ended June 30, 2005, as compared to approximately $369,000 for the same period in 2004.

Elestat® is the second most prescribed allergic conjunctivitis product in our target universe, the top 200 highest prescribing ophthalmologists, optometrists, and allergists in each of our 64 sales territories in the United States and continues to increase in market share in both new prescriptions and total prescriptions in our target market. Based upon weekly national prescription data from IMS Health for the week ending July 15, 2005, Elestat® has achieved a market share of over 19% in new prescription volume and over 18% market share in total prescriptions in our target universe. These percentages represent over a 2% increase over both amounts reported in the first quarter of 2005 in our target universe. For the week ending July 16, 2004, Elestat® had a market share of over 13% in new prescription volume and over 10% market share in total prescriptions in our target universe. In regards to the total U.S. allergic conjunctivitis market, Elestat® represents over 7% of 2005 total prescriptions through the week ending July 15, 2005, based on data compiled and reported by IMS Health. In 2004, Elestat® had over 2% of 2004 total allergic conjunctivitis prescriptions through the week ending July 16, 2004.

In regards to co-promotion revenue from net sales of Elestat®, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. During a fiscal year, we recognize product co-promotion revenue associated with targeted net sales levels for Elestat® achieved during that time period and defer revenue in excess of the sales level achieved. During the three-month period ended June 30, 2005, we achieved the annual 2005 net sales target level which allowed us to recognize all previously deferred 2005 product co-promotion revenue for Elestat®.

Elestat® is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products whereby there is usually a large increase in sales during the Spring and a lesser increase during the Summer and Fall. Our entitled co-promotion percentage of net sales of Restasis® increased in April 2005 and Allergan has provided revised guidance for 2005 net sales of Restasis® to be between $165-185 million, with Allergan recording approximately $46.3 million of revenue from net sales of Restasis® in the three months ended June 30, 2005.

Research and Development Expenses

Research and development expenses were $6.7 million for the three months ended June 30, 2005, as compared to $5.4 million for the same period in 2004. The 25% increase in 2005 research and development expenses was due primarily to ongoing and expensive toxicology studies and Phase 2 clinical trials for our denufosol (INS37217 Respiratory) program as well as initiation of a Phase 2 pilot study of diquafosol for the treatment of corneal wound healing, a new indication we are exploring for diquafosol. The increased costs in these programs was partially offset by decreased costs in our INS50589 Antiplatelet and diquafosol for treatment of dry eye disease programs, as well as other discontinued clinical development and preclinical initiatives that were active in 2004. The decreased spending in our active programs relates to the completion of our INS50589 Antiplatelet Phase 1 clinical trial and submission of our NDA amendment for diquafosol for the treatment of dry eye disease on June 1, 2005.

Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research costs, clinical trial insurance, license fees and other fees and costs related to the development of product candidates.

Selling and Marketing Expenses

Selling and marketing expenses were $5.7 million for the three months ended June 30, 2005, as compared to $5.2 million for the same period in 2004. The increase in selling and marketing expenses resulted from expanded commercial activity as we continue to build the Elestat® brand in 2005, including increased commercial expenses for personnel, advertising, promotion, costs from conducting Phase 4 clinical trials, as well as other administrative costs to enable our active co-promotion of Restasis® and Elestat®. Our commercial organization focuses its promotional efforts on approximately 8,500 highly prescribing ophthalmologists, optometrists and allergists in our target universe.

Our selling and marketing expenses include all direct costs associated with our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, fleet management and travel. Our marketing expenses include product management, promotion, advertising, public relations, Phase 4 clinical trial costs, physician training and continuing medical education and administrative expenses.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended June 30, 2005, as compared to $2.1 million for the same period in 2004. The increase in 2005 general and administrative expenses is primarily due to additional expenses necessary to support and maintain a commercial organization, increased outside consulting costs, legal expenses associated with the pending litigation (See Litigation described elsewhere in this report), expansion of our business development organization and overall corporate growth.

Our general and administrative expenses consist primarily of salaries, insurance, legal, professional/consultant fees, facility and other related costs in support of general corporate functions, including business development, finance and accounting, human resources, quality compliance, and information systems.

Other Income

Other income, net was $1.0 million for the three months ended June 30, 2005, as compared to $0.1 million for the same period in 2004. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt obligations. The increase in 2005 other income, as compared to 2004, is primarily due to larger average cash and investment balances during 2005 as a result of stock offerings that generated net proceeds in excess of $119 million in the last half of 2004.

Six Months Ended June 30, 2005 and 2004

Revenues

Revenues were $11.5 million for the six months ended June 30, 2005, as compared to $3.6 million for the same period in 2004. The 222% increase in revenue is due to significantly increased co-promotion revenue from net sales of Elestat® and Restasis® in 2005, as compared to 2004. We began realizing co-promotion revenue from Elestat® beginning in February 2004, upon its U.S. launch, and from Restasis® beginning in April 2004. Co-promotion revenue from net sales of Elestat® and Restasis® in the six-month period ended June 30, 2005 was approximately $9.0 million and $2.5 million, respectively, as compared to approximately $3.2 million and $369,000, respectively, for the same period in 2004. For the six months ended June 30, 2005, Allergan recorded approximately $83.6 million of revenue from net sales of Restasis®.

Our future revenue will depend on various factors including the commercial success of Elestat® and Restasis®, our entitled percentage of U.S. net sales of Restasis® which increases each April for the next two years, seasonality of sales of Elestat®, whether we enter additional collaboration or co-promotion agreements, achieve milestones under existing or future collaboration agreements and whether we obtain regulatory approvals.

Research and Development Expenses

Research and development expenses were $12.8 million for the six months ended June 30, 2005, as compared to $10.6 million for the same period in 2004. The increase in 2005 research and development expenses was due primarily to an increase in development expenses in our denufosol (INS37217 Respiratory) program associated with our various ongoing Phase 2 clinical trials and toxicology testing, as well as the initiation of a Phase 2 pilot study of diquafosol for the treatment of corneal wound healing. The cost for these programs was partially offset by decreased costs in our programs for diquafosol for treatment of dry eye disease, denufosol (INS37217 Ophthalmic), and other discontinued development initiatives that were active in 2004. The decreased spending in our active programs relates to the submission of our NDA amendment for diquafosol for the treatment of dry eye disease on June 1, 2005 and the discontinuation of enrollment in a denufosol Phase 2 retinal detachment clinical trial.

Our research and development expenses for the six months ended June 30, 2005 and 2004 and from the projects’ inception are shown below (in thousands).

	Six Months Ended June 30,				Cumulative from Inception (October 28, 1993) to June 30, 2005
	2005	%	2004	%		%
denufosol tetrasodium (INS37217 Respiratory)	$4,357	34	$962	9	$17,366	11
diquafosol tetrasodium (INS365 Ophthalmic) for dry eye disease	1,582	13	2,027	19	37,328	23
INS50589 Antiplatelet	1,421	11	1,329	13	8,039	5
denufosol tetrasodium (INS37217 Ophthalmic)	889	7	1,161	11	7,271	4
diquafosol tetrasodium (INS365 Ophthalmic) for corneal wound healing	291	2	—	—	291	—
Other discovery and development costs (1)	4,251	33	5,077	48	91,207	57

Total	$12,791	100	$10,556	100	$161,502	100

(1)	Other discovery and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs and/or discontinued or inactive programs. These unallocated costs include personnel costs of our discovery programs, internal and external general research costs and other internal and external costs of other drug discovery and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were $13.1 million for the six months ended June 30, 2005, as compared to $11.1 million for the same period in 2004. The increase in selling and marketing expenses resulted from a full six months of active promotion of Restasis® and Elestat®, and expanded commercial activity as we continue to build the Elestat® brand in 2005. Expenses in 2004 related to co-promotion activities for Restasis® and the commercial launch and promotion of Elestat® in February 2004. Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches.

General and Administrative Expenses

General and administrative costs were $5.5 million for the six months ended June 30, 2005, as compared to $4.3 million for the same period in 2004. The increase in 2005 general and administrative expenses is primarily due to additional expenses necessary to support and maintain a commercial organization, increased outside consulting costs, legal expenses associated with the pending litigation, expansion of our business development organization and overall corporate growth. Future general and administrative expenses will depend on the level of our future development and commercialization activities; however, we expect our future professional fees to continue to increase as a result of pending litigation (See Litigation described elsewhere in this report), ongoing compliance costs, and overall corporate growth.

Other Income

Other income, net was $1.9 million for the six months ended June 30, 2005, as compared to $0.3 million for the same period in 2004. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt obligations. The increase in 2005 other income, as compared to 2004, is primarily due to larger average cash and investment balances during 2005 as a result of stock offerings that generated net proceeds in excess of $119 million in the last half of 2004. Future other income will depend on our future cash and investment balances, the return on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through the sale of equity securities, including private sales of preferred stock and public offerings of common stock, and, to a lesser extent, with revenue from corporate partnerships, including co-promotion revenue. We currently receive revenue from co-promotion of Elestat® and Restasis®, but do not expect this revenue to exceed our 2005 operating expenses.

At June 30, 2005, we had net working capital of $113.0 million, a decrease of approximately $21.6 million from $134.6 million at December 31, 2004. The decrease in working capital is principally due to the use of funds for our normal operating expenses, which exceeded the co-promotion revenue we recognized. Our principal sources of liquidity at June 30, 2005 were $73.3 million in cash and cash equivalents and $58.0 million in investments, which are considered “available-for-sale.”

Our working capital requirements may fluctuate in future periods depending on many factors, including: the efficiency of manufacturing processes developed on our behalf by third parties; the number, magnitude, scope and timing of our drug development programs; the costs related to the potential FDA approval of diquafosol and our other product candidates; the cost, timing and outcome of regulatory reviews and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue; the commercial potential of our products and product candidates; outcome of pending litigation; and the potential expansion of facility space. In 2005, we expect to record $19-23 million of revenue and are targeting 2005 operating expenses of $59-65 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed financial statements, which have been prepared in accordance with generally accepted accounting principles, require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis as situations change, and regularly discuss financial events, policies, and issues with members of our audit committee and our independent auditors. In addition, recognition of revenue from our product co-promotion is affected by certain estimates and judgments made by Allergan on which we rely in recording this revenue on a quarterly basis. We routinely evaluate our estimates and policies regarding revenue recognition, taxes, clinical trial, preclinical/toxicology and manufacturing liabilities.

Revenue Recognition

We recognize revenue from product co-promotion based on net sales for Elestat® and Restasis®, as defined in the co-promotion agreements, and as reported to us by our collaborative partner, Allergan. Accordingly, our co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements. We also reduce gross sales for incentive programs we manage, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the co-promotion agreement for Elestat®, we are obligated to meet predetermined minimum annual net sales performance levels. If the annual minimum is not satisfied, we record a reduced percentage of net sales based upon our level of achievement of predetermined calendar year net sales target levels. Amounts contractually due from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue.

We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. Non-refundable fees received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon achievement of development milestones by us or our collaborative partners. We recognize milestone payments as revenues ratably over the period of our research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that we have fulfilled our research and development commitment. This period is based on estimates by management and the progress towards milestones in our collaborative agreements. The estimate is subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause our revenue to fluctuate from period to period. No milestone revenue under these agreements has been recognized for the three and six months ended June 30, 2005 and 2004, respectively.

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

Stock Option Expense

See discussion of the adoption of Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment,” a revision of Financial Accounting Standards Board No. 123, “Accounting for Stock-Based Compensation” that is located below under the caption “Impact of Recently Issued Accounting Pronouncements.”

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

Impact of Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” or EITF 05-6. EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. EITF 05-6 is effective as of June 29, 2005 and we comply with the guidance set forth in EITF 05-6.

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154 “Accounting Changes and Error Corrections”, or SFAS No. 154, a replacement of Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004, or SFAS No. 123(R)), “Share-Based Payment,” a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation,” or SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and

amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values for all periods that begin after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed implementation of SFAS No. 123(R) until the next fiscal year beginning after June 15, 2005. Under SFAS No. 123(R), pro forma disclosure will no longer be an alternative method for reporting stock-based compensation. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either (a) all prior periods presented or (b) prior interim periods of the year of adoption for all amounts previously presented in pro forma disclosures under SFAS No. 123.

We intend to adopt SFAS No. 123(R) on January 1, 2006, as required. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations and our overall financial position. An estimate of the non-cash stock option expense for 2006, based upon the current number of unvested stock options outstanding as of June 30, 2005 plus stock options granted through July 15, 2005 and calculated using assumptions and a valuation model consistent with 2004 quarterly filings, is approximately $9 million. However, actual expense may be materially different depending on the valuation model, assumptions and methodologies used in implementing SFAS No. 123(R), as well as the number of unvested stock options outstanding during 2006.

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

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. We have not received marketing approval for any of our product candidates, although we are co-promoting two products with Allergan. We have one product candidate, diquafosol, for which we have received an approvable letter from the FDA. Since the initial submission of our NDA for diquafosol, we have completed two additional diquafosol Phase 3 clinical trials, trials 108 and 109. Although neither of the two additional diquafosol Phase 3 clinical trials met their primary endpoints, on June 1, 2005, we submitted an amendment to our diquafosol NDA with the FDA based upon the totality of data from our diquafosol clinical program, including positive data on certain secondary endpoints and analyses from the 108 and 109 clinical trials. We have received formal acknowledgement from the FDA that our NDA amendment is considered a complete response to the December 2003 action letter and we expect FDA action on the amendment by December 1, 2005. There is no guarantee that the FDA will approve diquafosol and allow Allergan and us to begin selling diquafosol in the United States based on the totality of such data. It may be necessary to undertake additional Phase 3 clinical trials in support of our diquafosol NDA and there can be no guarantee that any such additional clinical trials would be successful or that the FDA would approve diquafosol even if such additional clinical trials were successful. Also, if additional diquafosol Phase 3 clinical trials are required by the FDA, we may decide not to conduct those clinical trials and we would therefore be unable to obtain FDA approval of diquafosol. Even if we do receive FDA approval for diquafosol, we and Allergan may not be able to successfully commercialize diquafosol in the United States. We have not applied for marketing approval of diquafosol in any other jurisdiction.

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

Failure to successfully market and commercialize Restasis® and Elestat® will limit our revenues.

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

In February 2004, we launched Elestat® in the United States. Our agreement with Allergan provides that we have the responsibility for selling, promotional and marketing activities related to Elestat® in the United States. We are required to pay the costs in relation to such activities. We expect selling, promotional and marketing expenses associated with Elestat® and Restasis® will exceed the corresponding revenues derived from these products during the year ending December 31, 2005 and there can be no assurances that revenues associated with such products will ever exceed the related expenses.

In December 2004, Alcon, Inc. received FDA approval of once-daily olopatadine hydrochloride ophthalmic solution. To the best of our knowledge, Alcon has not yet launched once-daily olopatadine hydrochloride ophthalmic solution, but Patanol® (olopatadine hydrochloride ophthalmic solution) that requires administration twice-a-day currently competes with Elestat®. We cannot predict what effect, if any, the introduction of once-daily olopatadine hydrochloride ophthalmic solution will have on our sales of Elestat®.

Our future revenues will depend, in part, upon the acceptance of Elestat® and Restasis® by eye-care professionals, allergists and patients. Factors that could affect the acceptance of Elestat® and Restasis® include:

•	Satisfaction with existing alternative therapies;

•	Regulatory approval in other jurisdictions;

•	Perceived efficacy relative to other available therapies;

•	Effectiveness of our sales and marketing efforts;

•	Effectiveness of Allergan’s sales and marketing efforts;

•	Changes in, or the levels of, third-party reimbursement of product costs;

•	Cost of treatment;

•	Marketing and sales activities of competitors;

•	Pricing and availability of alternative products, including generic products;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration; and

•	Prevalence and severity of adverse side effects.

We cannot predict the potential long-term patient acceptance of, or the effects of competition and managed health care on, sales of either product.

Revenues in future periods could vary significantly and may not cover our operating expenses.

We recognize revenue from product co-promotion based on net sales for Elestat® and Restasis® as defined in the co-promotion agreements and as reported to us by our collaborative partner, Allergan. Accordingly, our co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. We did not reach any such milestones in 2004 or through the period ended June 30, 2005, and there can be no assurances that we will reach any during the year ended December 31, 2005 or any later date. Revisions in the commitment period are made in the period that the facts related to the change first become known. Additionally, our revenues may fluctuate from period to period due in part to:

•	Fluctuations in sales of Elestat®, Restasis® and other future licensed or co-promoted products due to competition, manufacturing difficulties, seasonality, or other factors that affect the sales of a product;

•	The timing of approvals, if any, for future products;

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	Fluctuations in foreign currency exchange rates;

•	The initiation of new contractual arrangements with other companies;

•	The failure or refusal of a collaborative partner to pay royalties; or

•	The expiration or invalidation of our patents or licensed intellectual property.

Failure to adequately market and commercialize diquafosol, if approved by the FDA, will limit our revenues.

If approved by the FDA and other applicable regulatory authorities outside the United States, the commercial success of diquafosol will largely depend on the timing and scope of the launch into the United States and other major pharmaceutical markets, acceptance by patients and eye care professionals and allergists, ongoing promotional activities, a knowledgeable sales force and adequate market penetration. In the event diquafosol is approved by the FDA, we plan to co-promote diquafosol within the United States; however, Allergan is primarily responsible for launching and marketing diquafosol in the United States and other major worldwide pharmaceutical markets, excluding Asian markets. If diquafosol is not successfully commercialized, our revenues will be limited.

We cannot sell Restasis®, Elestat® or any of our product candidates if governmental approvals are not obtained and maintained.

Pharmaceutical companies are subject to significant regulation by a number of national, state and local agencies, including the FDA. Failure to comply with applicable regulatory requirements could, among other things, result in fines, suspensions of regulatory approvals of products, product recalls, delays in product distribution, delays in marketing activities and sales, and civil or criminal sanctions.

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

There are extensive state, federal and foreign regulations applicable to public pharmaceutical companies engaged in the discovery, development and commercialization of medicinal products. There are laws that govern areas including financial controls, clinical trials, testing, manufacturing, labeling, safety, packaging, shipping, distribution and promotion of pharmaceuticals. While we have implemented corporate quality, ethics and compliance programs based on current best practices, we cannot guarantee against all possible transgressions. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions or other restrictions and litigation.

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

Estimated development costs are difficult to project and may change frequently prior to regulatory approval.

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

Other activities required before submitting an NDA include regulatory preparation for submission, biostatistical analyses, scale-up synthesis, and validation of commercial product. In addition, prior to product launch, production of a certain amount of commercial grade drug product inventory meeting FDA Good Manufacturing Practice, or cGMP, standards is required.

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

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses exceeded $31.4 million in the six months ended June 30, 2005, $56.5 million in the fiscal year ended December 31, 2004 and $37.4 million in the fiscal year ended December 31, 2003. We anticipate that our operating expenses in 2005 will increase from our 2004 operating expenses to provide for clinical trials and toxicology studies for denufosol (INS37217 Respiratory), denufosol (INS37217 Ophthalmic) and INS50589 Antiplatelet and greater commercial and administrative activities. Our cash, cash equivalents and investments totaled approximately $132.0 million on June 30, 2005. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing collaborations with Allergan and Santen Pharmaceutical Co., Ltd, or Santen, and any future collaborative programs;

•	Progress by our collaborators;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in enforcing patent claims and other intellectual property rights; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Elestat® and Restasis®;

•	The receipt of milestone payments from collaborative agreements;

•	Our ability to obtain approval from the FDA for our first product candidate, diquafosol;

•	Upon any such approval, our ability together with the ability of our marketing partner, Allergan, to generate sufficient sales of diquafosol; and

•	Future potential revenue from Santen and payments from future collaborators.

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

We have experienced significant losses since inception. We incurred net losses of $18.0 million for the six months ended June 30, 2005, $44.1 million for the year ended December 31, 2004 and $31.4 million for the year ended December 31, 2003. As of June 30, 2005, our accumulated deficit was approximately $189.2 million. We expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

We hold licenses for INS365 for respiratory diseases and a P2Y12 receptor program for cardiovascular uses from The University of North Carolina at Chapel Hill. We also hold a license agreement for glaucoma technologies from the Wisconsin Alumni Research Foundation. If we fail to meet performance milestones relating to the timing of regulatory filings or fail to pay the minimum annual payments under our respective licenses, our licensors may terminate the applicable license. In addition, if any licensor were to re-license some or all of the technologies currently covered by our licenses, competitors could develop products that compete with ours.

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

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of Elestat® and Restasis®. It is our understanding that Allergan relies upon an arrangement with a single third party for the manufacture and supply of active pharmaceutical ingredients, or APIs, for both Elestat® and Restasis®. Allergan then completes the manufacturing process to yield finished product. In the event such third party was unable to supply Allergan, or Allergan was unable to complete the manufacturing cycle, sales of the product could be adversely impacted, which would result in a reduction in any revenue from product co-promotion received under our agreements with Allergan.

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

A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify new disease targets and product candidates require substantial technical, financial and human resources whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	The research methodology used may not be successful in identifying potential product candidates; or

•	Potential product candidates may, upon further study, be shown to have harmful side effects or other characteristics that indicate they are unlikely to be successful drugs.

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

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have a development collaboration with Santen and development and commercialization collaborations with Allergan. The termination of any collaboration may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Allergan and Santen may immediately terminate their agreements with us if we breach the applicable agreement and fail to cure the breach within 60 days of being notified of such breach. If we materially breach our co-promotion agreement with Allergan for Elestat®, Allergan has the right to terminate the agreement upon 90 days written notice if we fail to cure the breach within that 90 day period. If we do not maintain the Allergan or Santen collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Competitors in our core therapeutic areas include: Alcon, ISTA Pharmaceuticals, MedPointe Pharmaceuticals, Nascent Pharmaceuticals, Novartis, Otsuka, Senju, Sucampo (ophthalmic); Chiron, Corus Pharma, Genaera, Genentech, Lantibio, Predix, Vertex (cystic fibrosis); AstraZeneca, Sanofi-Aventis, Bristol-Myers Squibb, Eli Lilly, The Medicines Company, and Portola Pharmaceuticals (cardiovascular diseases). Most of these competitors have greater financial and other resources than we or our collaborative partners, including larger research and development staffs and more experienced marketing and manufacturing organizations.

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

Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. Academic and government institutions have become increasingly aware of the commercial value of their research findings and are more likely to enter into exclusive licensing agreements with commercial enterprises to market commercial products. Many of our competitors have far greater resources than we do and may be better able to afford larger license fees and milestones attractive to those institutions. Our competitors may also develop technologies and drugs that are safer, more effective, or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. Current products marketed to treat cystic fibrosis include Pulmozyme® and TOBI®. Current treatments for cardiovascular disease include Plavix®, an anti-platelet agent and Angiomax®, a thrombin inhibitor. Primary treatments for dry eye disease currently involve over-the-counter artificial tear replacement drops, punctal plugs and Restasis®. Elestat® competes with other treatments for allergic conjunctivitis including multi-action products that block histamine receptors and stabilize mast cells, such as Patanol®, Zaditor® and Optivar®. In addition, alternative approaches to treating diseases, such as gene therapy, which we have targeted, such as cystic fibrosis, may make our product candidates obsolete.

We will rely substantially on third parties to market, distribute and sell our products and those third parties may not perform.

We have developed a commercialization organization to co-promote Elestat® and Restasis®, but we are dependent on Allergan, or other experienced third parties, to perform or assist us in the marketing, distribution or sale of these products and our product candidates. In addition, we may not identify acceptable partners or enter into favorable agreements with them for our other product candidates. If third parties do not successfully carry out their contractual duties, meet expected sales goals, maximize the commercial potential of our products, we may be required to hire or expand our own staff and sales force to compete successfully, which may not be possible. If Allergan or other third parties do not perform, or assist us in performing, these functions, it could have an adverse effect on our operations.

We have had limited experience in sales, marketing or distribution of products.

We have established a sales force to market and distribute Elestat®, Restasis® as well as other potential products. Although the members of our sales force have had experience in sales with other companies, prior to 2004 we never had a sales force and we may undergo difficulties maintaining the sales force. We have incurred substantial expenses in establishing and maintaining the sales force, including substantial additional expenses for the training and management of personnel and the infrastructure to enable the sales force to be effective. We expect to continue to incur substantial expenses in the future. To date, the costs of maintaining our sales force have exceeded our product revenues and our future maintenance costs may exceed our product revenues. We compete with many companies that currently have extensive and well-funded marketing and sales operations. Many of these competing companies have had substantially more experience in, and financial resources for sales, marketing and distribution.

Failure to hire and retain key personnel or to identify, appoint and elect qualified directors, may hinder our product development programs and our business efforts.

We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President and Chief Executive Officer and a director, and Thomas R. Staab, II, our Chief Financial Officer and Treasurer. If these people leave us, we may have difficulty conducting our operations. We have not entered into agreements with any officers or any other members of our management and scientific staff that bind them to a specific period of employment. We also depend upon the skills and guidance of the independent members of our Board of Directors. While our Board of Directors has instituted succession planning steps to identify qualified board candidates to fill open board seats, which included the election of Alan F. Holmer to one of our two Board vacancies in June 2005, there can be no assurance that we can identify, appoint and elect qualified candidates to serve as new members of the Board of Directors. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

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

Our ability to develop sufficient patent rights in our pharmaceutical, biopharmaceutical and biotechnology products to support commercialization efforts is uncertain and involves complex legal and factual questions. For instance, the USPTO examiners may not allow our claims in examining our patent applications. If we have to appeal a decision to the USPTO’s Appeals Board for a final determination of patentability we could incur significant legal fees.

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

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering the products. We intend that diquafosol for the treatment of dry eye disease will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in its licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. Denufosol (INS37217 Respiratory) is administered by a standard nebulizer three times a day but patients may prefer a hand-held device. Denufosol (INS37217 Ophthalmic) is administered through an intravitreal injection. It may be beneficial to patients to have a sustained delivery device. We have not yet established a plan for a sustained delivery device for certain indications such as for chronic use. Similar challenges exist in identifying and perfecting convenient methods of administration for our other product candidates.

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

While we currently have insurance for our business, property, directors and officers, and our products, insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. Furthermore, any claims made on our insurance policy may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

Future sales by stockholders into the public market may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of June 30, 2005, there were 42,070,708 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act, unless purchased by our affiliates. In addition, we have the ability to issue additional shares of common stock under an active shelf registration statement, which we filed with the Securities and Exchange Commission on April 16, 2004. Up to 10,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our 2005 Equity Compensation Plan. Except with respect to the 3,000,000 shares of common stock issuable under our 2005 Equity Compensation Plan that was approved by our stockholders on June 10, 2005, which we intend to register in 2005, the shares underlying existing, and possible future stock awards have been registered pursuant to a registration statement on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

As of June 30, 2005, there were outstanding options, which were exercisable to purchase 2,995,099 shares of our common stock, and outstanding warrants, which were exercisable to purchase 25,396 shares of our common stock. This amount combined with the total common stock outstanding at June 30, 2005 is 45,091,203 shares of common stock.

As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time.

Our Rights Agreement, the provisions of our Change in Control Severance Benefit Plan and our Change in Control Agreements with management, the anti-takeover provisions in our Restated Certificate of Incorporation and Amended and Restated Bylaws, and our right to issue preferred stock, may discourage a third party from making a take-over offer that could be beneficial to us and our stockholders and may make it difficult for stockholders to replace our Board of Directors and effect a change in our management if they desire to do so.

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

Effective as of January 28, 2005, the Compensation Committee of the Board of Directors of Inspire adopted the Company’s Change in Control Severance Benefit Plan, or the CIC Plan, which provides severance benefits to certain employees of the Company as of the date on which a Change in Control occurs. Under the CIC Plan and the Change in Control Agreements discussed below, a Change in Control occurs upon a determination by the Board of Directors or upon certain specified events such as merger and consolidation. The CIC Plan covers any regular full-time or part-time employee, other than employees who are parties to employment agreements or who are parties to any severance plan or agreement with the Company (other than the CIC Plan) that provides for the payment of severance benefits in connection with a Change in Control. Under the CIC Plan, if a Change in Control occurs and a participant’s employment is involuntarily terminated within two years, the participant will be entitled to certain payments and benefits based on the participant’s salary range and years of service with the Company. All executive officers of the Company are parties to individual agreements with the Company regarding a Change in Control that were amended and restated on January 31, 2005, and, as a result, are not covered by the CIC Plan. Each Change in Control Agreement provides that upon the executive officer’s termination of employment following a Change in Control, unless such termination is for “cause,” because of death or disability or by the executive officer without “good reason,” within 24 months following such Change in Control, the executive officer will be entitled to a lump sum payment equal to a multiple of the sum of (i) the highest annual base salary received by the executive officer in any of the three most recently completed fiscal years prior to the Change in Control and (ii) the higher of the highest annual bonus received by the executive officer in any of the three most recently completed fiscal years preceding the date of the executive officer’s termination, the three most recent completed fiscal years preceding the Change in Control, or the maximum of the bonus opportunity range for the executive officer immediately prior to the date of termination. The multiples used to determine the amount of a lump sum payment range from two to three. The Change in Control Agreements also provide for ongoing benefits, the vesting of outstanding stock options, and gross-up payments. The CIC Plan and the Change in Control Agreements would increase the acquisition costs to a purchasing company that triggers the change in control provisions. As a result, the CIC Plan and the Change in Control Agreements may delay or prevent a change in control.

Our Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions which could delay or prevent a third party from acquiring shares of our common stock or replacing members of our Board of Directors. Our Restated Certificate of Incorporation allows our Board of Directors to issue shares of preferred stock. Our Board of Directors can determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As a result, our Board of Directors could make it difficult for a third party to acquire a majority of our outstanding voting stock. Since management is appointed by the Board of Directors, any inability to effect a change in the Board of Directors may result in the entrenchment of management.

Our Restated Certificate of Incorporation also provides that the members of the Board will be divided into three classes. Each year the terms of approximately one-third of the directors will expire. Our Amended and Restated Bylaws include director nomination procedures and do not permit our stockholders to call a special meeting of stockholders. Under the Bylaws, only our Chief Executive Officer, President, Chairman of the Board, Vice-Chairman of the Board or a majority of the Board of Directors are able to call special meetings. The staggering of directors’ terms of office, the director nomination procedures and the inability of stockholders to call a special meeting may make it difficult for stockholders to remove or replace the Board of Directors should they desire to do so. The director nomination requirements include a provision that requires stockholders give advance notice to our Secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting. Our directors may be removed from our Board of Directors only for cause. These provisions may delay or prevent changes of control or management, either by third parties or by stockholders seeking to change control or management.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are subject to interest rate risk on our investment portfolio. We maintain an investment portfolio consisting of United States government and government agency obligations, money market investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. Our portfolio has a current average maturity of less than 12 months, using the stated maturity or reset maturity dates associated with individual maturities as the basis for the calculation.

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital leases and other short-term debt obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At June 30, 2005, our portfolio of available-for-sale investments consisted of approximately $39.9 million of investments maturing within one year and approximately $18.1 million of investments maturing after one year but within 36 months. In addition, we have $0.5 million of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

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

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On June 10, 2005, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1. Election of two directors (there were no abstentions or broker non-votes in connection with the election of directors).

	For:	Withheld:
Kip A. Frey	34,813,332	737,946
Kenneth B. Lee, Jr.	34,727,996	823,282

2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 (there were no broker non-votes in connection with the ratification of our independent registered public accounting firm).

For:	Against:	Abstain:
35,370,699	175,879	4,700

3. Ratification and approval of our 2005 Equity Compensation Plan.

For:	Against:	Abstain:	Non Voted:
19,295,032	1,889,392	23,134	14,343,720

Item 5. Other Information

On August 5, 2005, we filed a Certificate of Correction with the Secretary of State of the State of Delaware. Inspire’s Certificate of Amendment inadvertently omitted from the Certificate of Amendment a portion of the complete text of Section 3 of Article Four of Inspire’s Amended and Restated Certificate of Incorporation. This was corrected by the Certificate of Correction, which also clarified Inspire’s prior retirement of stock in accordance with Section 243 of the Delaware General Corporation Law.

On August 5, 2005, we filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. In accordance with Section 245 of the Delaware General Corporation Law, the Restated Certificate of Incorporation restated and integrated, but did not further amend, the provisions of Inspire’s Amended and Restated Certificate of Incorporation, as previously amended and supplemented, into a single instrument.

On August 5, 2005, we amended and restated our bylaws. The Amended and Restated Bylaws adopted included changes or clarifications with respect to the following: (i) the timing associated with stockholder notice requirements for the proposal of business to be conducted at annual or special meetings of stockholders, (ii) director nomination procedures in relation to special meetings of the stockholders, (iii) adjournment of stockholder meetings if no quorum is present, (iv) establishment of a record date for stockholder action without a meeting, and (v) the election and tenure of directors, including director terms and removal of directors only for cause.

On August 9, 2005, Inspire issued a press release announcing its second quarter 2005 financial results. The press release is attached hereto as Exhibit 99.1.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Correction.

3.2	Restated Certificate of Incorporation

3.3	Amended and Restated Bylaws.

10.1	Inspire Pharmaceuticals, Inc. Amended and Restated 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.2	Inspire Pharmaceuticals, Inc. 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.3	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.4	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.5	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.6	Form of Stock Appreciation Right Grant Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.7	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1.	Press Release, dated August 9, 2005, announcing financial results for the second quarter ended June 30, 2005.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: August 9, 2005	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer
(principal executive officer)

Date: August 9, 2005	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer (principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Correction.

3.2	Restated Certificate of Incorporation

3.3	Amended and Restated Bylaws.

10.1	Inspire Pharmaceuticals, Inc. Amended and Restated 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.2	Inspire Pharmaceuticals, Inc. 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.3	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.4	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.5	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.6	Form of Stock Appreciation Right Grant Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.7	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1.	Press Release, dated August 9, 2005, announcing financial results for the second quarter ended June 30, 2005.