Form 10-Q
period 2005-09-30
INSPIRE PHARMACEUTICALS INC
filed 2005-11-08
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

As of September 30, 2005, there were 42,202,530 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$45,436	$100,320
Investments	56,774	41,426
Receivables from Allergan	6,497	3,501
Prepaid expenses and other receivables	2,157	1,916
Other assets	207	207

Total current assets	111,071	147,370

Property and equipment, net	2,225	2,678
Investments	23,675	15,050
Other assets	457	598

Total assets	$137,428	$165,696

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,398	$4,367
Accrued expenses	7,222	7,955
Notes payable and capital leases	526	489

Total current liabilities	9,146	12,811

Capital leases – noncurrent	994	1,392
Other long-term liabilities	1,960	1,895

Total liabilities	12,100	16,098

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 60,000 shares authorized; 42,203 and 41,845 shares issued and outstanding, respectively	42	42
Additional paid-in capital	321,975	321,189
Accumulated other comprehensive loss	(776)	(470)
Accumulated deficit	(195,913)	(171,163)

Total stockholders’ equity	125,328	149,598

Total liabilities and stockholders’ equity	$137,428	$165,696

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Revenues from product co-promotion	$6,562	$3,791	$18,020	$7,348

Total revenue	6,562	3,791	18,020	7,348

Operating expenses:
Research and development	6,672	6,762	19,463	17,318
Selling and marketing	5,063	5,529	18,160	16,665
General and administrative	2,672	2,035	8,163	6,369

Total operating expenses	14,407	14,326	45,786	40,352

Loss from operations	(7,845)	(10,535)	(27,766)	(33,004)

Other income (expense):
Interest income	1,129	422	3,130	1,010
Interest expense	(36)	(37)	(114)	(78)
Loss on investments	—	—	—	(198)

Other income, net	1,093	385	3,016	734

Net loss	$(6,752)	$(10,150)	$(24,750)	$(32,270)

Basic and diluted net loss per common share	$(0.16)	$(0.28)	$(0.59)	$(0.96)

Weighted average common shares used in computing basic and diluted net loss per common share	42,188	36,767	42,066	33,566

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(24,750)	$(32,270)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	155	155
Depreciation of property and equipment	836	667
Loss (gain) on disposal of property and equipment	17	(3)
Loss on investments	—	198
Changes in operating assets and liabilities:
Receivables from Allergan	(2,996)	(2,955)
Prepaid expenses and other receivables	(241)	(475)
Other assets	(14)	15
Accounts payable	(2,969)	(1,457)
Accrued expenses	(668)	4,434

Net cash used by operating activities	(30,630)	(31,691)

Cash flows from investing activities:
Purchase of investments	(124,185)	(36,586)
Proceeds from sale of investments	99,906	50,454
Purchase of property and equipment	(401)	—
Proceeds from sale of property and equipment	1	367

Net cash (used) provided by investing activities	(24,679)	14,235

Cash flows from financing activities:
Issuance of common stock, net	786	77,994
Payments on notes payable and capital lease obligations	(361)	(591)

Net cash provided by financing activities	425	77,403

(Decrease) increase in cash and cash equivalents	(54,884)	59,947
Cash and cash equivalents, beginning of period	100,320	34,324

Cash and cash equivalents, end of period	$45,436	$94,271

Supplemental disclosure of non-cash investing and financing activities: The Company acquired property and equipment through the assumption of capital lease obligations amounting to $1,364 during the nine months ended September 30, 2004.

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

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations beyond 2007, but also expects that additional capital may be required. Continuation of its operations beyond 2007 will require the Company to: (1) obtain product candidate approvals, (2) in-license commercial products, (3) out-license rights to our product candidates, and/or (4) raise additional capital through equity or debt financings or from other sources. The Company began receiving revenue from its co-promotion of Elestat® (epinastine HCl ophthalmic solution) 0.05% and Restasis® (cyclosporine ophthalmic emulsion) 0.05% in 2004, but will continue to incur operating losses until co-promotion and/or product revenues reach a level sufficient to support ongoing operations. Elestat® and Restasis® are trademarks owned by Allergan, Inc. (“Allergan”).

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position and operations for the interim period presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive common share equivalents then outstanding. Dilutive common share equivalents consist of shares issuable upon the exercise of stock options and warrants. The calculation of diluted earnings per share for the three months ended September 30, 2005 and 2004 does not include 679 and 1,946, respectively, and for the nine months ended September 30, 2005 and 2004, does not include 759 and 1,838, respectively, of dilutive common share equivalents, as their impact would be antidilutive.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Deferred Compensation and Stock Options

The Company accounts for deferred compensation based on the provisions of Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” which states that no compensation expense is recorded for employee stock options that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. If stock options are granted with an exercise price below the estimated fair value of the Company’s common stock, the difference is recorded as deferred compensation. The Company did not recognize any deferred compensation associated with stock option grants for the three and nine months ended September 30, 2005 and 2004.

Deferred compensation is amortized over the service period of the related stock option. The Company has not recognized stock-based compensation expense related to amortization of deferred compensation during the three and nine months ended September 30, 2005 and 2004, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss – as reported	$(6,752)	$(10,150)	$(24,750)	$(32,270)
Pro forma adjustment for compensation expense	(2,416)	(2,631)	(8,344)	(6,975)

Net loss – pro forma	$(9,168)	$(12,781)	$(33,094)	$(39,245)

Net loss per common share – as reported	$(0.16)	$(0.28)	$(0.59)	$(0.96)

Net loss per common share – pro forma	$(0.22)	$(0.35)	$(0.79)	$(1.17)

Manufacturing and Concentration of Receivables Risk

The Company relies on single source manufacturers for each of its product candidates. In addition, Allergan relies on single source manufacturers for the active pharmaceutical ingredients in Elestat® and Restasis®, products co-promoted by the Company. Accordingly, delays in the manufacture of any product or product candidate could adversely impact the marketing of our products or the development of our product candidates. Furthermore, Allergan is responsible for the manufacture of both Elestat® and Restasis®. Therefore, the Company has no control over the manufacture of products for which it will receive revenue and over the overall product supply chain.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

All revenues recognized and recorded for the nine months ended September 30, 2005 and the year ended 2004 were from Allergan. The Company is entitled to receive product co-promotion payments on “Net Sales” of Elestat® and Restasis® under the terms of its collaborative agreements with Allergan, and, accordingly, all trade receivables are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products.

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

The Company recognizes milestone revenue under its collaborative research and development agreements when Inspire has performed services under such agreements or when Inspire or its collaborative partner has met a contractual milestone triggering a payment to the Company. Non-refundable fees received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon achievement of development milestones by Inspire or its collaborative partners. The Company recognizes milestone payments as revenues ratably over the period of its research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that the Company has fulfilled its research and development commitment. This period is based on estimates by management and the progress towards milestones in the Company’s collaborative agreements. The estimate is subject to revision as the Company’s development efforts progress and the Company gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause the Company’s revenue to fluctuate from period to period. No milestone revenue under these agreements has been recognized for the three and nine months ended September 30, 2005 and 2004, respectively.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $776 and $470 of unrealized loss on its investments that is classified as accumulated other comprehensive loss at September 30, 2005 and December 31, 2004, respectively.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Comprehensive loss consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(6,752)	$(10,150)	$(24,750)	$(32,270)
Adjustment for realized losses in net loss	—	—	—	198
Change in unrealized (losses) on investments	(155)	(16)	(306)	(227)

Total comprehensive loss	$(6,907)	$(10,166)	$(25,056)	$(32,299)

3. Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. EITF 05-6 was effective as of June 29, 2005 and the Company complies with the guidance set forth in EITF 05-6.

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

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004, or “SFAS No. 123(R)”), “Share-Based Payment,” a revision of FASB Statement No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values for all periods that begin after June 15, 2005. In April 2005, the SEC delayed implementation of SFAS No. 123(R) until the next fiscal year beginning after June 15, 2005. Under SFAS No. 123(R), pro forma disclosure will no longer be an alternative method for reporting stock-based compensation. See “Deferred Compensation and Stock Options” above for historic pro forma disclosure. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company intends to adopt SFAS No. 123(R) on January 1, 2006, as required. As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations and its overall financial position. An estimate of the non-cash stock option expense for 2006, based upon the current number of unvested stock options outstanding as of September 30, 2005 and calculated using assumptions and a valuation model consistent with previous 2005 quarterly filings, is approximately $9 million. However, actual expense may be materially different depending on the number of unvested stock options, assumptions and methodologies used in implementing SFAS No. 123(R).

4. Contingencies

On February 15, 2005, a purported class action complaint was filed in the United States District Court for the Middle District of North Carolina by Mirco Investors, LLC on behalf of itself and all other similarly situated investors against the Company and certain of its senior officers. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of diquafosol tetrasodium for the treatment of dry eye (“Trial 03-109”). The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of Inspire securities during the period from June 2, 2004 through February 8, 2005. Four additional proposed stockholder class actions have been filed in the same court, making substantially the same allegations against the same parties as defendants and seeking certifications of the same class of purchasers. The Company expects that these individual lawsuits will be consolidated into a single civil action. The Company intends to defend the litigation vigorously. As with any legal proceeding, the Company cannot predict with certainty the eventual outcome of these pending lawsuits, nor can a reasonable estimate of the amount of loss, if any, be made.

On August 30, 2005, the SEC notified the Company that it is conducting a formal, nonpublic investigation, which Inspire believes relates to trading in its securities surrounding the February 9, 2005 announcement of the results of Trial 03-109, as well as the Company’s disclosures regarding this Phase 3 clinical trial. The Company cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the cost of cooperating and responding to the SEC’s investigation be made.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with Restasis® and Elestat®, potential competition associated with our product candidates, use of hazardous materials and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2004. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our operating expenses are difficult to predict and will depend on several factors. Research and development expenses, including expenses for drug synthesis and manufacturing, preclinical testing and clinical research activities, will depend on the ongoing requirements of our drug development programs, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses in part by accelerating or decelerating preclinical testing, other discovery and basic research activities, and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Once again, management may in some cases be able to control the timing and magnitude of these expenses. As a result of these factors, we believe that period to period comparisons are not necessarily meaningful and you should not rely on them as an indication of future performance. Due to all of the foregoing factors, it is possible that our operating results will be below the expectations of market analysts and investors. In such event, the prevailing market price of our common stock could be materially adversely affected.

OVERVIEW

We are a biopharmaceutical company dedicated to discovering, developing and commercializing prescription pharmaceutical products in disease areas with significant commercial potential and unmet medical needs. Our goal is to build and commercialize a sustainable pipeline of innovative new treatments based upon our technical and scientific expertise, focusing in the ophthalmic and respiratory therapeutic areas. Our ophthalmic products and clinical product candidates are currently concentrated in the allergic conjunctivitis, dry eye disease and retinal disease indications. In addition, we also have preclinical programs to identify novel compounds to treat glaucoma and orally bioavailable

P2Y12 receptor antagonists for cardiovascular diseases. We are also working on a product candidate for the treatment of respiratory complications of cystic fibrosis and an antiplatelet product candidate that could be utilized in cardiopulmonary bypass procedures. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER	CURRENT STATUS
Products

Elestat®	Allergic conjunctivitis	Allergan	Co-promoting in the United States since February 2004

Restasis®	Dry eye disease	Allergan	Co-promoting in the United States since January 2004

Product Candidates in Clinical Development

diquafosol tetrasodium (INS365 Ophthalmic)	Dry eye disease	Allergan and Santen Pharmaceutical	FDA approvable letter received December 2003, NDA amendment filed June 1, 2005

	Corneal wound healing	Allergan and Santen Pharmaceutical	Enrollment discontinued in Phase 2 pilot clinical trial[1]

denufosol tetrasodium (INS37217 Respiratory)	Cystic fibrosis	Cystic Fibrosis Foundation Therapeutics	Phase 2

denufosol tetrasodium (INS37217 Ophthalmic)	Retinal disease	None	Phase 2 pilot clinical trials

INS50589 Antiplatelet	Acute cardiac care	None	Phase 1

We acquired the rights to co-promote Elestat® and Restasis® in the United States under agreements with Allergan, Inc., or Allergan, and we receive co-promotion revenue based upon net sales of these products. In January 2004, we began co-promoting Restasis® for the treatment of dry eye disease. In February 2004, we launched Elestat® for the treatment of allergic conjunctivitis.

All of our current product candidates in clinical development are based on proprietary technology relating to P2 receptors. Our most clinically advanced product candidates are P2Y2 receptor agonists that target ophthalmology and respiratory conditions and diseases where current treatments are not adequate. We also have various programs in preclinical development.

[1]	Enrollment was discontinued since the single clinical trial site, located in New Orleans, Louisiana, was seriously impacted by Hurricane Katrina. See subsequent discussion contained within this report.

Elestat®

In December 2003, we entered into an agreement with Allergan to co-promote Elestat® (epinastine HCl ophthalmic solution) 0.05% to ophthalmologists, optometrists and allergists in the United States. Under this agreement, we have the responsibility for selling, promotional and marketing activities of Elestat® in the United States and are responsible for the associated costs. In addition, we periodically conduct Phase 4 clinical trials relating to Elestat® under the supervision of our development and discovery departments. We receive co-promotion revenue from Allergan on the U.S. net sales of Elestat®. Allergan records sales of Elestat® and remains responsible for other product costs. Allergan retains the licensing rights relating to promotion of Elestat® to U.S. prescribers other than ophthalmologists, optometrists and allergists; but we have a right of first refusal to obtain such rights in the event Allergan decides to engage a third party to undertake such activities. The agreement for Elestat® with Allergan will be in effect until the earlier of: (i) the approval and launch of the first generic epinastine product; or (ii) the approval and launch of the first over-the-counter epinastine product. The commercial exclusivity period for Elestat® under the Hatch-Waxman Act will expire in October 2008, after which time Elestat® could face generic or over-the-counter competition if there is no other intellectual property protection covering Elestat®. The agreement also provides for early termination under certain circumstances.

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

Restasis®

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize diquafosol tetrasodium (INS365 Ophthalmic) for the treatment of dry eye disease. The agreement also granted us the right to co-promote Allergan’s Restasis® (cyclosporine ophthalmic emulsion) 0.05% for the treatment of dry eye disease in the United States. In December 2002, Restasis® was approved for sale by the FDA and Allergan launched Restasis® in the United States in April 2003. Restasis® is the first approved prescription product in the United States for the treatment of dry eye disease. It is indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca, or dry eye disease. Commercial exclusivity for Restasis® under the Hatch-Waxman Act expires in December 2005; however, Restasis® is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014.

In the third quarter of 2003, we exercised our right to co-promote Restasis® under the joint license, development and marketing agreement with Allergan. This agreement will be in effect until all patents licensed under the agreement have expired. The agreement also provides for early termination under certain circumstances. In January 2004, we began co-promotion of Restasis® to eye care professionals and allergists in the United States and began receiving co-promotion revenue on net sales of Restasis® beginning in April 2004. In October 2005, Allergan executed an agreement with NPS Pharmaceuticals, Inc. to promote Restasis® to rheumatologists in the United States, which is expected to generate additional revenue for Restasis®.

For the three and nine months ended September 30, 2005, Allergan recognized approximately $54.0 million and $137.6 million, respectively, of revenue from net sales of Restasis®. On November 1, 2005, Allergan provided revised guidance for 2005 net sales of Restasis® to be in the range of $180-200 million.

Diquafosol tetrasodium (INS365 Ophthalmic)

Treatment of dry eye disease

Diquafosol is a dinucleotide that we discovered, which functions as an agonist at the P2Y2 receptor and is designed to treat dry eye disease. Diquafosol stimulates the release of natural tear components targeting all three components of natural tears – mucin, lipids and fluid. To date, we have completed four Phase 3 clinical trials of diquafosol for the treatment of dry eye disease. In total, we have conducted placebo-controlled clinical trials of diquafosol in more than 2,000 subjects.

We are developing diquafosol as an eye drop application for dry eye disease. We believe that diquafosol could be the second FDA approved pharmacologically active agent to treat dry eye disease and the first one with this mechanism of action. Because diquafosol and Restasis® have different mechanisms of action, we consider them complementary products and, if diquafosol is approved by the FDA, we believe there is commercial opportunity for both of these products.

In June 2003, we filed a New Drug Application, or NDA, with the FDA for diquafosol for the treatment of dry eye disease. In July 2003, the FDA granted Priority Review designation for the diquafosol NDA. In December 2003, we received an approvable letter from the FDA for diquafosol for the treatment of dry eye disease. Since the initial submission of the NDA, we have completed two additional diquafosol Phase 3 clinical trials, trials 03-108 and 03-109. Although neither of the two additional diquafosol Phase 3 clinical trials met their primary endpoints, on June 1, 2005, we submitted an amendment to our diquafosol NDA with the FDA based upon the totality of data from our diquafosol clinical program, including positive data on certain secondary endpoints and analyses from the 03-108 and 03-109 clinical trials. We have received formal acknowledgement from the FDA that our NDA amendment is considered a complete response to the December 2003 action letter and we expect FDA action on the amendment by December 1, 2005.

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

In April 2005, we initiated enrollment in a Phase 2 pilot clinical trial designed to evaluate the efficacy of diquafosol versus placebo in improving corneal wound healing following photorefractive keratectomy, or PRK, surgery. The target enrollment was approximately 30 subjects undergoing bilateral myopic PRK. The single clinical trial site, located in New Orleans, was seriously impacted by Hurricane Katrina. As a result, we were unable to continue enrollment in the clinical trial. Enrollment was less than 50% complete at the time enrollment was discontinued. Based on a review of the limited data available and discussions with the principal investigator, we do not plan to pursue a specific indication for PRK at this time. We plan to wait for regulatory action on diquafosol for the treatment of dry eye disease prior to pursuing further clinical trials related to any other potential indications for diquafosol. Given the early stage of development of this program and the uncertainty of the regulatory status for the dry eye indication, we are unable to reasonably project whether additional Phase 2 clinical trials or a Phase 3 program would be appropriate for this indication and, if so, the future dates and costs that may be associated with such clinical trials or prospective NDA filing.

Denufosol tetrasodium (INS37217 Respiratory) for the treatment of cystic fibrosis

We are developing denufosol tetrasodium (INS37217 Respiratory) as an inhaled product candidate for the treatment of cystic fibrosis. We believe that our product candidate could be the first FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. This product candidate has been granted orphan drug status by the FDA and fast-track review status in the United States, and we are seeking orphan drug status in Europe. Denufosol is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through activation of the P2Y2 receptor, we expect denufosol to help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions.

In 2003, we initiated a multi-center Phase 2 clinical trial, Trial 08-103, in 90 patients with mild cystic fibrosis lung disease that was conducted in collaboration with the Cystic Fibrosis Foundation Therapeutics, Inc., or the CFFT. In April 2004, we announced top line results and in October 2004, we presented detailed results of this clinical trial at the North American Cystic Fibrosis Conference. Trial 08-103 was a double-blind, placebo-controlled, randomized trial over a four-week treatment period. The primary purpose of this clinical trial was to determine safety and tolerability of three times daily nebulizer doses of up to 60 mg denufosol versus placebo over a four-week treatment period. All three doses were well tolerated over the four-week treatment period. Lung function was assessed by multiple standard pulmonary lung function measurements and statistical significance was achieved on all of the spirometric measures employed in the clinical trial. Patients receiving denufosol (pooled results across three doses) had significantly better lung function than patients receiving placebo after 28 days of treatment.

In the fourth quarter of 2004, we began two six-month toxicology studies in two animal species required by the FDA prior to initiating a Phase 3 program. In October 2005, we announced the completion of these toxicology studies. Based on our internal review and our consulting toxicologists’ review of the results of these toxicology studies, we believe that the safety profile of denufosol is acceptable for advancement into Phase 3 clinical trials. In addition, a 12-month animal inhalation toxicology study is currently ongoing. We do not believe that the 12-month study will need to be completed prior to our End-of-Phase 2 meeting with the FDA.

In January 2005, we began enrollment in an additional Phase 2 clinical trial, Trial 08-104, in 72 patients with cystic fibrosis lung disease in order to broaden our patient experience prior to our initiation of a Phase 3 program. The purpose of Trial 08-104 was to gain a greater understanding of the safety and tolerability of denufosol in a different population of cystic fibrosis patients than those enrolled in Trial 08-103. In contrast to Trial 08-103, Trial 08-104 enrolled patients with lower lung function and patients using concomitant medications, including oral and inhaled antibiotics.

In October 2005, we announced completion of Trial 08-104. Trial 08-104 consisted of a double-blind, randomized comparison of two doses of denufosol (20 mg and 60 mg) to placebo administered three-times daily for 28 days by standard air jet nebulizer in cystic fibrosis patients at 17 clinical centers across the United States. Trial 08-104 was not designed or powered to demonstrate statistically significant differences between denufosol and placebo with respect to efficacy, and no statistically significant differences were observed.

The 20 mg dose was generally well tolerated across all patients enrolled in Trial 08-104. As observed in previous clinical trials, both the 20 mg and 60 mg doses of denufosol were generally well tolerated in the patient population with milder disease. Patients with lower lung function reported more respiratory adverse events across all treatment groups compared to patients with milder disease. Some of these events were acute transient declines in lung function following initial dosing that led to clinical trial withdrawals, in particular in the 60 mg group. These observations are consistent with the expected pharmacologic activity of denufosol in enhancing airway hydration and mucociliary clearance.

In the subset of patients using Pulmozyme®, positive trends in efficacy were observed when compared to placebo, but they were not statistically significant. In patients using other concomitant medications, including oral antibiotics and inhaled tobramycin, detailed analysis of results is ongoing. The interpretation of results for patients on inhaled tobramycin is complex, due to the small size of the clinical trial and the logistics of intermittent inhaled tobramycin treatment.

We are preparing to submit the results of our clinical trials and toxicology studies to the FDA and we have scheduled an End-of-Phase 2 meeting with the pulmonary division of the FDA in late January 2006. We are working with key experts to assemble our preclinical and clinical package to present a clinical development program for denufosol for the treatment of cystic fibrosis at this meeting with the FDA. We plan to discuss with the FDA optimal treatment regimens, patient population, number and length of clinical trials, and parallel versus sequential timing of clinical trials. All of these variables will impact the timing and costs of our anticipated Phase 3 program for denufosol for the treatment of cystic fibrosis.

In July 2005, we initiated a single-center, 15 patient pediatric double-blind, randomized, placebo-controlled Phase 2 clinical trial in five to seven year-old cystic fibrosis patients. Enrollment is ongoing in this pediatric Phase 2 clinical trial, which is expected to be completed prior to Phase 3 initiation, and could enable us to expand our enrollment to younger patients in our anticipated Phase 3 program. This pediatric Phase 2 clinical trial is not an FDA-required clinical trial, and we believe this pediatric Phase 2 clinical trial will not need to be completed prior to our End-of-Phase 2 meeting with the FDA.

Also in July 2005, we held a meeting with the European Medicines Evaluation Agency, or EMEA, to discuss filing for orphan drug status for denufosol for the treatment of cystic fibrosis in Europe. Based on our discussion, we submitted an application to the EMEA for orphan status in August 2005, and the application is currently under review. We expect to be notified regarding a potential granting of orphan status in Europe by the end of 2005. We plan to retain all commercial rights for denufosol for the treatment of cystic fibrosis in North America and to secure a corporate partner to develop and commercialize this product candidate outside of North America.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $25 million to $45 million, excluding the cost of pre-launch clinical product inventory and any potential development milestones payable to the CFFT. This estimate includes completing the remaining components of our Phase 2 program, conducting a Phase 3 clinical program, manufacturing denufosol for clinical trials and toxicology studies, producing qualification lots consistent with current Good Manufacturing Practice standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs are difficult to project and actual costs could be materially different from our estimate. For example, results of our End-of-Phase 2 meeting with the FDA may change our anticipated Phase 3 program design and/or timing, clinical trials and toxicology studies may not proceed as planned, results from future clinical trials may change our planned development program, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

We initiated the first of two Phase 2 pilot clinical trials in the second quarter of 2005. The first clinical trial evaluates the use of denufosol in uveitis patients who have persistent macular edema. Uveitis is an inflammatory disease of the uveal tract, which is the pigmented vascular structure comprising the iris (colored part of the eye), the ciliary body (responsible for manufacturing fluid inside the eye) and the choroid (vascular lining tissue underneath the retina). Persistent macular edema is a significant cause of vision loss for patients with uveitis. The second Phase 2 pilot clinical trial was initiated in July 2005 and evaluates the use of denufosol in patients with persistent macular edema following cataract surgery. The two Phase 2 pilot clinical trials have similar designs, each targeting approximately 15 patients, receiving two injections of denufosol over a one-week period. Various assessments will be made, including retinal thickness and visual acuity.

Given the limited data available and the early stage of development of our program for denufosol for the treatment of retinal disease, we are unable to reasonably project whether additional Phase 2 clinical trials or a Phase 3 program would be appropriate for this product candidate and, if so, the future dates and costs that may be associated with such clinical trials or prospective NDA filing.

INS50589 Antiplatelet for use in acute cardiac care

INS50589 Antiplatelet is a selective and reversible inhibitor of the platelet P2Y12 adenosine diphosphate receptor and is being developed to reduce complications in patients undergoing surgeries involving cardiopulmonary bypass. During bypass procedures, blood is diverted out of the body through a bypass pump, causing activation of platelets that results in subsequent platelet dysfunction following surgery. Platelets are components of the blood which, when activated, contribute to the formation of blood clots that help to stop bleeding. Platelet activation and post-operative platelet dysfunction may contribute to complications such as the need for blood transfusions, cognitive disorders, and pulmonary or renal dysfunction, among others. Unlike currently marketed products, INS50589 Antiplatelet has been shown in preclinical studies and our recently completed Phase 1 clinical trial to be a potent platelet aggregation inhibitor that is also rapidly reversible. This unique profile could provide for platelet aggregation inhibition and protection from activation during the bypass procedures and for restoration of normal platelet function following the procedure when intravenous administration of the drug is stopped.

In November 2004, we filed an Investigational New Drug Application and in December 2004, we initiated a Phase 1 clinical trial of the tolerability, pharmacokinetics and pharmacodynamics of INS50589 Antiplatelet in healthy volunteers. The Phase 1 single-center clinical trial assessed the safety and tolerability of four doses of INS50589 Antiplatelet administered by continuous intravenous infusion over four hours in 36 healthy volunteers. The clinical trial included an initial open-label portion involving 12 subjects, followed by a double blind, placebo-controlled portion involving an additional 24 subjects. All 36 subjects completed the clinical trial. The clinical trial assessed the pharmacokinetics and biological activity of the compound using various platelet function tests. As announced in June 2005, INS50589 Antiplatelet was well-tolerated in this clinical trial and demonstrated dose-dependent evidence of pharmacological effect, as previously observed in preclinical studies. The clinical trial results were statistically significant compared to placebo at all doses and demonstrated complete inhibition of platelet aggregation within 15 to 30 minutes for the three highest doses. Platelet function returned to near baseline levels following discontinuation of the infusion.

In August 2005, we completed a key proof-of-concept preclinical study evaluating INS50589 Antiplatelet in an animal model of cardiopulmonary bypass surgery, which confirmed our expectations around preservation of platelet function, reduction of post operative blood loss and reduction of transfusions. Both the Phase 1 clinical trial and the proof-of-concept preclinical study demonstrated safety and preliminary efficacy. We are working with key experts in the field to design a Phase 2 proof-of-concept clinical trial that would be reasonable in size and cost, such that we could progress this program forward and add potential value to any future collaborations on INS50589 Antiplatelet. We are planning to begin this Phase 2 clinical trial in the next several months.

In addition to the intravenous formulation of INS50589 Antiplatelet, we are actively working on a lead series of orally bioavailable P2Y12 receptor antagonist molecules that, like INS50589 Antiplatelet, are fully reversible and may potentially have some advantages over existing therapies. In order to fully optimize a combined intravenous and oral antiplatelet program on a global basis, we are currently exploring potential collaborative partnerships for this program. In parallel with our efforts to secure the strongest partnership with the most attractive economics, we have decided to continue development of both the intravenous antiplatelet product in a Phase 2 clinical trial and the discovery effort on the lead series of orally bioavailable P2Y12 receptor antagonist molecules. Given the limited data available, the early stage of development of this program, and the unlikeliness of our sponsoring this program all the way to NDA submission, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

Revenues

Revenues were $6.6 million for the three months ended September 30, 2005, as compared to $3.8 million for the same period in 2004. The increase in 2005 revenue was due to significantly increased co-promotion revenue from net sales of both Elestat® and Restasis®, as compared to 2004. When compared to the third quarter of 2004, the third quarter of 2005 co-promotion revenue from net sales of Elestat® increased 36% and co-promotion revenue from net sales of Restasis® increased 342%.

All of our revenue relates to U.S. net sales of Elestat® and worldwide net sales of Restasis® according to the terms of our collaborative agreements with Allergan. We began realizing co-promotion revenue from Elestat® beginning in February 2004, upon its U.S. launch, and from Restasis® in April 2004. Revenue from net sales of Elestat® in the three-month period ended September 30, 2005 was approximately $4.5 million, as compared to approximately $3.3 million for the same period in 2004. We recognized approximately $2.1 million of co-promotion revenue from net sales of Restasis® during the three-month period ended September 30, 2005, which is a reflection of a larger proportion of aggregate net sales of Restasis® as our entitled percentage of U.S. net sales increased in April 2005. During the same period in 2004, co-promotion revenue from net sales of Restasis® was approximately $461,000.

Elestat® is the second most prescribed allergic conjunctivitis product in our target universe, the top 200 highest prescribing ophthalmologists, optometrists, and allergists in each of our 64 sales territories in the United States and continues to increase in market share in both new prescriptions and total prescriptions in our target market. Based upon weekly national prescription data from IMS Health for the week ending October 14, 2005, Elestat® has achieved a market share of approximately 19% in new prescription volume and over 18% market share in total prescriptions in our target universe. Comparatively, for the week ending October 15, 2004, Elestat® had a market share of over 15% in new prescription volume and over 13% market share in total prescriptions in our target universe. In regards to the total U.S. allergic conjunctivitis market, Elestat® represents approximately 8% of 2005 total prescriptions through the week ending October 14, 2005, based on data compiled and reported by IMS Health. In 2004, Elestat® had over 3% of 2004 total allergic conjunctivitis prescriptions through the week ending October 15, 2004.

In regards to co-promotion revenue from net sales of Elestat®, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. During a fiscal year, we recognize product co-promotion revenue associated with targeted net sales levels for Elestat® achieved during that time period and defer revenue in excess of the sales level achieved. We achieved the annual 2005 net sales target level in the three-month period ended June 30, 2005.

Elestat® is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products whereby there is usually a large increase in sales during the Spring and a lesser increase during the Summer and Fall. Our entitled co-promotion percentage of net sales of Restasis® increased in April 2005. On November 1, 2005, Allergan provided revised guidance for 2005 net sales of Restasis® to be in the range of $180-200 million, with Allergan recording approximately $54.0 million of revenue from net sales of Restasis® in the three months ended September 30, 2005.

Research and Development Expenses

Research and development expenses were $6.7 million for the three months ended September 30, 2005, as compared to $6.8 million for the same period in 2004. Although there was a negligible change in research and development expenses between the quarters, there was a significant change in concentration of expenses between individual projects. This change in concentration was due primarily to each individual program’s stage of development and related progress, and primarily represents a decrease in diquafosol expenditures due to our NDA amendment filing on June 1, 2005 and an increase in denufosol expenditures related to conducting expensive long-term inhalation toxicology studies and Phase 2 clinical trials prior to initiation of an anticipated Phase 3 cystic fibrosis program.

Research and development expenses include all direct costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research costs, clinical trial insurance, license fees and other fees and costs related to the development of product candidates.

Selling and Marketing Expenses

Selling and marketing expenses were $5.1 million for the three months ended September 30, 2005, as compared to $5.5 million for the same period in 2004. The decrease in selling and marketing expenses in 2005, as compared to 2004, was a function of the timing of expenditures between the two years. Following the launch of Elestat® and start of co-promotion activities for both Restasis® and Elestat® brands, we continue to adjust the timing and targeting of our advertising, promotional and other commercial activities for Restasis® and Elestat® based on seasonal trends and other factors.

Our commercial organization focuses its promotional efforts on approximately 8,500 highly prescribing ophthalmologists, optometrists and allergists in our target universe. Our selling and marketing expenses include all direct costs associated with the commercial organization, which include our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, fleet management and travel. Our marketing expenses include product management, promotion, advertising, public relations, Phase 4 clinical trial costs, physician training and continuing medical education and administrative expenses.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended September 30, 2005, as compared to $2.0 million for the same period in 2004. The increase in 2005 general and administrative expenses was due to costs related to increased salary and personnel related expenses for overall corporate growth, and increased legal and administrative expenses.

Our general and administrative expenses consist primarily of salaries, insurance, legal, professional/consultant fees, facility and other related costs in support of general corporate functions, including business development, finance and accounting, human resources, quality and compliance, and information systems.

Other Income

Other income, net was $1.1 million for the three months ended September 30, 2005, as compared to $385,000 for the same period in 2004. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt obligations. The increase in 2005 other income, as compared to 2004, was primarily due to an increase in interest income resulting from larger average cash and investment balances during 2005 as a result of stock offerings in the last half of 2004 and a portfolio of higher yield investments.

Nine Months Ended September 30, 2005 and 2004

Revenues

Revenues were $18.0 million for the nine months ended September 30, 2005, as compared to $7.3 million for the same period in 2004. The 145% increase in 2005 revenue was due to significantly increased co-promotion revenue from net sales of Elestat® and Restasis®, as compared to 2004. We began realizing co-promotion revenue from Elestat® beginning in February 2004, upon its U.S. launch, and from Restasis® beginning in April 2004. Co-promotion revenue from net sales of Elestat® and Restasis® in the nine-month period ended September 30, 2005 was approximately $13.5 million and $4.5 million, respectively, as compared to approximately $6.5 million and $830,000, respectively, for the same period in 2004. For the nine months ended September 30, 2005, Allergan recorded approximately $137.6 million of revenue from net sales of Restasis®.

Our future revenue will depend on various factors including the commercial success of Elestat® and Restasis®, our entitled percentage of U.S. net sales of Restasis® which increases each April for the next two years, seasonality of sales of Elestat®, duration of market exclusivity of Elestat® and Restasis®, whether we enter additional collaboration agreements, achieve milestones under existing or future collaboration agreements and whether we obtain regulatory approvals.

Research and Development Expenses

Research and development expenses were $19.5 million for the nine months ended September 30, 2005, as compared to $17.3 million for the same period in 2004. The increase in 2005 research and development expenses was due primarily to an increase in development expenses in our program for denufosol for the treatment of cystic fibrosis associated with our recently completed Phase 2 clinical trial, six and 12-month toxicology studies, as well as the initiation of a Phase 2 pilot clinical trial of diquafosol for the treatment of corneal wound healing. The cost for these programs was partially offset by decreased costs in our programs for diquafosol for the treatment of dry eye disease, denufosol for the treatment of retinal disease (due to discontinued enrollment in a Phase 2 clinical trial for denufosol for the treatment of rhegmatogenous retinal detachment), and INS50589 Antiplatelet, as well as other preclinical initiatives that were active in 2004.

Our research and development expenses for the nine months ended September 30, 2005 and 2004 and from the projects’ inception are shown below (in thousands).

	Nine Months Ended September 30,				Cumulative from Inception (October 28, 1993) to September 30, 2005%
	2005	%	2004	%
denufosol tetrasodium for cystic fibrosis	$7,771	40	$2,107	12	$20,780	12
INS50589 Antiplatelet	1,988	10	2,345	14	8,606	5
diquafosol tetrasodium for dry eye disease	1,818	9	3,684	21	37,564	22
denufosol tetrasodium for retinal disease	1,238	6	2,166	12	7,620	5
diquafosol tetrasodium for corneal wound healing	496	3	—	—	496	—
Other discovery and development costs (1)	6,152	32	7,016	41	93,107	56

Total	$19,463	100	$17,318	100	$168,173	100

(1)	Other discovery and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs and/or discontinued or inactive programs. These unallocated costs include personnel costs of our discovery programs, internal and external general research costs and other internal and external costs of other drug discovery and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were $18.2 million for the nine months ended September 30, 2005, as compared to $16.7 million for the same period in 2004. The increase in 2005 selling and marketing expenses resulted from a full nine months of active promotion of Restasis® and Elestat®, and expanded commercial activity as we continue to build the Elestat® brand. Expenses in 2004 related to co-promotion activities for Restasis® and the commercial launch and promotion of Elestat® in February 2004. Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches.

General and Administrative Expenses

General and administrative costs were $8.2 million for the nine months ended September 30, 2005, as compared to $6.4 million for the same period in 2004. The increase in 2005 general and administrative expenses was primarily due to increased salary and personnel related expenses, overall corporate growth, and increased legal and administrative expenses associated with our stockholder litigation and SEC investigation. Future general and administrative expenses will depend on the level of our future development and commercialization activities; however, we expect our future professional fees to continue to increase as a result of our stockholder litigation and SEC investigation (See Litigation and SEC Investigation described elsewhere in this report), and overall corporate growth.

Other Income

Other income, net was $3.0 million for the nine months ended September 30, 2005, as compared to $734,000 for the same period in 2004. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt obligations. The increase in 2005 other income, as compared to 2004, was primarily due to an increase in interest income resulting from larger average cash and investment balances during 2005 as a result of stock offerings in the last half of 2004 and a portfolio of higher yield investments. Future other income will depend on our future cash and investment balances, the return on these investments, as well as levels of debt and the associated interest rates.

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

At September 30, 2005, we had net working capital of $101.9 million, a decrease of approximately $32.7 million from $134.6 million at December 31, 2004. The decrease in working capital is principally due to the use of funds for our normal operating expenses, which exceeded the co-promotion revenue we recognized. Our principal sources of liquidity at September 30, 2005 were $45.4 million in cash and cash equivalents and $79.7 million in investments, which are considered “available-for-sale.”

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

the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue; the commercial potential of our products and product candidates; outcome of our stockholder litigation and SEC investigation; and the potential expansion of facility space. In 2005, we expect to record $22-26 million of revenue and are targeting 2005 operating expenses of $59-65 million.

We believe our existing cash, cash equivalents and investments will be adequate to satisfy our anticipated working capital requirements beyond 2007. In order for us to continue operations beyond 2007, we will need to: (1) obtain product candidate approvals, (2) in-license commercial products, (3) out-license rights to our product candidates, and/or (4) raise additional capital through equity or debt financings or from other sources. We have the ability to sell approximately $13.9 million worth of common stock under an active shelf registration statement, which we filed with the Securities and Exchange Commission on April 16, 2004. However, additional funding may not be available on favorable terms from any of these sources or at all. Our ability to achieve our operating expense target range is subject to several risks including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates, unanticipated professional fees or settlements associated with our stockholder litigation or SEC investigation and other factors described under the Risk Factors located elsewhere in this report.

Litigation

On February 15, 2005, a purported class action complaint was filed in the United States District Court for the Middle District of North Carolina by Mirco Investors, LLC on behalf of itself and all other similarly situated investors against us and certain of our senior officers. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of diquafosol for the treatment of dry eye, Trial 03-109. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from June 2, 2004 through February 8, 2005. Four additional proposed stockholder class actions have been filed in the same court, making substantially the same allegations against the same parties as defendants and seeking certifications of the same class of purchasers. We expect that these individual lawsuits will be consolidated into a single civil action. We intend to defend the litigation vigorously. As with any legal proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Moreover, responding to and defending the stockholder litigation will result in a diversion of management’s attention and resources and an increase in professional fees.

SEC Investigation

On August 30, 2005, the Securities and Exchange Commission notified us that it is conducting a formal, nonpublic investigation, which we believe relates to trading in our securities surrounding the February 9, 2005 announcement of the results of Trial 03-109, as well as our disclosures regarding this Phase 3 clinical trial. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Responding to this investigation will result in a diversion of management’s attention and resources and an increase in professional fees.

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

We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. Non-refundable fees received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon achievement of development milestones by us or our collaborative partners. We recognize milestone payments as revenues ratably over the period of our research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that we have fulfilled our research and development commitment. This period is based on estimates by management and the progress towards milestones in our collaborative agreements. The estimate is subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause our revenue to fluctuate from period to period. No milestone revenue under these agreements has been recognized for the three and nine months ended September 30, 2005 and 2004, respectively.

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

Impact of Recently Issued Accounting Pronouncements

In June 2005, the Emerging Issues Task Force reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” or EITF 05-6. EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. EITF 05-6 was effective as of June 29, 2005 and we comply with the guidance set forth in EITF 05-6.

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

We intend to adopt SFAS No. 123(R) on January 1, 2006, as required. As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations and our overall financial position. An estimate of the non-cash stock option expense for 2006, based upon the current number of unvested stock options outstanding as of September 30, 2005 and calculated using assumptions and a valuation model consistent with previous 2005 quarterly filings, is approximately $9 million. However, actual expense may be materially different depending on the number of unvested stock options, assumptions and methodologies used in implementing SFAS No. 123(R).

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

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. We have not received marketing approval for any of our product candidates, although we are co-promoting two products with Allergan. We have one product candidate, diquafosol, for which we have received an approvable letter from the FDA. Since the initial submission of our NDA for diquafosol, we have completed two additional diquafosol Phase 3 clinical trials, trials 03-108 and 03-109. Although neither of the two additional diquafosol Phase 3 clinical trials met their primary endpoints, on June 1, 2005, we submitted an amendment to our diquafosol NDA with the FDA based upon the totality of data from our diquafosol clinical program. There is no guarantee that the FDA will approve diquafosol and allow Allergan and us to begin selling diquafosol in the United States based on the totality of such data. It may be necessary to undertake additional Phase 3 clinical trials in support of our diquafosol NDA and there can be no guarantee that any such additional clinical trials would be successful or that the FDA would approve diquafosol even if such additional clinical trials were successful. Also, if additional diquafosol Phase 3 clinical trials are required by the FDA, we may decide not to conduct those clinical trials and we would therefore be unable to obtain FDA approval of diquafosol. Even if we do receive FDA approval for diquafosol, we and Allergan may not be able to successfully commercialize diquafosol in the United States. We have not applied for marketing approval of diquafosol in any other jurisdiction.

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

•	The drug is not effective or physicians think that the drug is not effective;

•	The drug effect is not statistically significant compared to placebo;

•	Patients experience severe side effects or serious adverse events during treatment;

•	Patients die during the clinical trial because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

•	Patients do not enroll in the clinical trials at the rate we expect;

•	We decide to modify the drug during testing;

•	Our commercial partners, or future commercial partners, delay, amend or change our development plan or strategy;

•	We allocate our limited financial and other resources to other clinical programs; and

•	Weather events, natural disasters, malicious activities or other unforeseen events.

The introduction of our products in foreign markets will subject us to foreign regulatory clearances, the receipt of which may be unpredictable, uncertain and may impose substantial additional costs and burdens which we or our partners in such foreign markets may be unwilling or unable to fund. As with the FDA, foreign regulatory authorities must be satisfied that adequate evidence of safety, quality and efficacy of the product has been presented before marketing authorization is granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval. Approval by the FDA does not ensure approval by other regulatory authorities.

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

The commercial exclusivity period for Restasis® under the Hatch-Waxman Act expires in December 2005; however, Restasis® is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014. If and when we experience generic competition for Restasis®, our revenues attributable to Restasis® will be significantly impacted.

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

The commercial exclusivity period for Elestat® under the Hatch-Waxman Act will expire in October 2008, after which time Elestat® could face generic or over-the-counter competition if there is no other intellectual property protection covering Elestat®. If and when we experience generic or over-the-counter competition for Elestat®, our agreement with Allergan to co-promote Elestat® will no longer be in effect, and our revenues attributable to Elestat® are expected to cease, which will materially impact our results of operations and cash flows.

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

Our present revenues depend solely upon and our future revenues will depend, at least in part, upon the acceptance of Elestat® and Restasis® by eye-care professionals, allergists and patients. Factors that could affect the acceptance of Elestat® and Restasis® include:

•	Satisfaction with existing alternative therapies;

•	Regulatory approval in other jurisdictions;

•	Perceived efficacy relative to other available therapies;

•	Effectiveness of our sales and marketing efforts;

•	Effectiveness of Allergan’s sales and marketing efforts;

•	Changes in, or the levels of, third-party reimbursement of product costs;

•	Cost of treatment;

•	Marketing and sales activities of competitors;

•	Duration of market exclusivity of Elestat® and Restasis®;

•	Pricing and availability of alternative products, including generic products;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration; and

•	Prevalence and severity of adverse side effects.

We cannot predict the potential long-term patient acceptance of, or the effects of competition and managed health care on, sales of either product.

Revenues in future periods could vary significantly and may not cover our operating expenses.

We recognize revenue from product co-promotion based on net sales for Elestat® and Restasis® as defined in the co-promotion agreements and as reported to us by our collaborative partner, Allergan. Accordingly, our co-promotion revenue is based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. Allergan’s filings with the Securities and Exchange Commission indicate that Allergan maintains disclosure controls and procedures in accordance with applicable law, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable law, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. Because all of our revenues are currently derived from net sales of Elestat® and Restasis®, if Allergan were to have a material weakness in its internal controls over financial reporting, it is possible that our reported revenues based on net sales of Elestat® and Restasis® would need to be restated.

We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. We did not reach any such milestones in 2004 or in 2005 through September 30, 2005, and there can be no assurances that we will reach any during the year ended December 31, 2005 or at any later date. Revisions in the commitment period are made in the period that the facts related to the change first become known. Additionally, our revenues may fluctuate from period to period due in part to:

•	Fluctuations in sales of Elestat®, Restasis® and other future licensed or co-promoted products due to competition, manufacturing difficulties, seasonality, or other factors that affect the sales of a product;

•	Duration of market exclusivity of Elestat® and Restasis®;

•	The timing of approvals, if any, for future products;

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	Fluctuations in foreign currency exchange rates;

•	The initiation of new contractual arrangements with other companies;

•	The failure or refusal of a collaborative partner to pay royalties; or

•	The expiration or invalidation of our patents or licensed intellectual property.

Failure to adequately market and commercialize diquafosol, if approved by the FDA, will limit our revenues.

If approved by the FDA in the United States and other applicable regulatory authorities outside the United States, the commercial success of diquafosol will largely depend on a number of factors, including the timing and scope of Allergan’s launch into the United States and other major pharmaceutical markets, acceptance by patients and eye care professionals and allergists, the effectiveness of Allergan’s sales and marketing efforts, a knowledgeable sales force and adequate market penetration. Accordingly, our revenue on the net sales of diquafosol would be largely dependent on the actions and success of Allergan, over whom we have no control. In the event diquafosol is approved by the FDA, we plan to co-promote diquafosol within the United States; however, Allergan is primarily responsible for launching and marketing diquafosol in the United States and other major worldwide pharmaceutical markets, excluding Asian markets. If diquafosol is not successfully commercialized, our revenues will be limited.

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

We have been named as a defendant in litigation that could result in substantial damages and costs and divert management’s attention and resources

On February 15, 2005, a purported class action complaint was filed in the United States District Court for the Middle District of North Carolina by Mirco Investors, LLC on behalf of itself and all other similarly situated investors against us and certain of our senior officers. The complaint alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focuses on statements that are claimed to be false and misleading regarding Trial 03-109. The plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our securities during the period from June 2, 2004 through February 8, 2005. Four additional proposed stockholder class actions have been filed in the same court, making substantially the same allegations against the same parties as defendants and seeking certifications of the same class of purchasers. We expect that these individual lawsuits will be consolidated into a single civil action. We intend to defend the litigation vigorously. No assurance can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of the claims, we could be forced to, among other ramifications, make significant payments to resolve the claims and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers or if damages exceed the limits of our insurance. Furthermore, regardless of our success in defending against the litigation, the litigation itself may result in substantial costs, use of resources and divert the attention of management and other employees which could adversely affect our business.

The investigation by the U.S. Securities and Exchange Commission could have a material adverse effect on our business.

As previously reported, on August 30, 2005, the Securities and Exchange Commission notified us that it is conducting a formal, nonpublic investigation, which we believe relates to trading in our securities surrounding our February 9, 2005 announcement of the results of Trial 03-109, as well as our disclosures regarding this Phase 3 clinical trial. We are unable to predict the outcome of the investigation and no assurance can be made that the investigation will be concluded favorably. Furthermore, regardless of the outcome of the investigation, the investigation itself may result in substantial uninsured costs, use of resources and divert the attention of management and other employees which could adversely affect our business.

Recent Medicare prescription drug coverage legislation and future legislative or regulatory reform of the healthcare system may affect our or our partner’s ability to sell products profitably.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, in December 2003, President Bush signed into law new Medicare prescription drug coverage legislation. Part of the legislation authorizes the Centers for Medicare & Medicaid Services, or CMS, the agency within the Department of Health and Human Services that administers Medicare to implement a new Medicare Part D coverage benefit for prescription drugs. Not all drugs in a class may be covered. Further, payment levels under the new Medicare program may be lower than current payment. Medicare patients will have to pay co-insurance which may influence which products are recommended by physicians and selected by patients. There is no assurance that our drugs will be recognized under the new Medicare Part D program for outpatient prescription drugs or paid at levels that reflect current or historical levels. Further federal Medicare proposals, along with State Medicaid drug payment changes and healthcare reforms could also lower payment for our products. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Elestat® and Restasis®. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2006 and 2007 from the Medicare prescription drug coverage legislation. To the extent that private insurers such as Blue Cross and Blue Shield or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting lower payment. New federal or state legislation in the United States may be enacted or adopted in the future that could further lower payment for our products.

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

Since our clinical candidates utilize new or different mechanisms of action and in some cases there may be no regulatory precedents, conducting clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any marketing of our products.

To complete successful clinical trials, our candidates must meet the criteria established for clinical endpoints, which we establish in the clinical trial. Generally, we will establish these endpoints in consultation with the FDA, and other regulatory authorities, following their clinical trial design guidelines on the efficacy, safety and tolerability measures required for approval of products. However, since most of our product candidates utilize new or different mechanisms of action, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our product candidates for approval. The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in clinical trial design, additional data or even further clinical trials before granting approval of our product candidates. We could encounter delays and increased expenses in our clinical trials if the FDA determines that the endpoints established for a clinical trial do not predict a clinical benefit.

In October 2005, we announced results from our recently completed Phase 2 safety clinical trial of denufosol for the treatment of cystic fibrosis. Based on results from this safety clinical trial, we plan to submit these results and the results of two recently completed six-month animal toxicology studies as part of an End-of-Phase 2 package to the FDA and we have scheduled an End-of-Phase 2 meeting with the FDA in late January 2006. We cannot guarantee the outcome of an End-of-Phase 2 meeting with the FDA regarding denufosol. Even after an End-of-Phase 2 meeting with the FDA, a significant amount of work will be required to advance denufosol through clinical testing, including satisfactory completion of a 12-month toxicology study and necessary additional clinical trials. A number of variables will impact the timing of our anticipated Phase 3 cystic fibrosis program, including the optimal treatment regimens, patient population, number and length of clinical trials, and parallel versus sequential timing of clinical trials. Even if the program is successful, we cannot predict when, or if, the FDA or other regulatory authorities will approve denufosol and allow its commercialization.

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

Also, ongoing development programs and associated costs are subject to frequent, significant and unpredictable changes due to a number of factors, including:

•	Data collected in preclinical or clinical trials may prompt significant changes, delays or enhancements to an ongoing development program;

•	Commercial partners and the underlying contractual agreements may require additional or more involved clinical or preclinical activities;

•	The FDA, or other regulatory authorities, may direct the sponsor to change or enhance its ongoing development program based on developments in the testing of similar compounds or related compounds;

•	Unexpected regulatory requirements or interim reviews by regulatory agencies may cause delays or changes to development programs; and

•	Anticipated manufacturing costs may change significantly due to required changes in manufacturing processes, variances from anticipated manufacturing process yields or changes in the cost and/or availability of starting materials.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product development.

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses exceeded $45.7 million in the nine months ended September 30, 2005 and $56.5 million in the fiscal year ended December 31, 2004. We anticipate that our operating expenses in 2005 will increase from our 2004 operating expenses to provide for clinical trials and toxicology studies for denufosol for the treatment of cystic fibrosis, denufosol for the treatment of retinal disease and INS50589 Antiplatelet and greater commercial and administrative activities. Our cash, cash equivalents and investments totaled approximately $125.9 million on September 30, 2005. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing collaborations with Allergan and Santen Pharmaceutical Co., Ltd, or Santen, and any future collaborative programs;

•	Progress by our collaborators;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to SEC investigations;

•	The costs involved in enforcing patent claims and other intellectual property rights; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Elestat® and Restasis®;

•	The receipt of milestone payments from collaborative agreements;

•	Our ability to obtain approval from the FDA for our first product candidate, diquafosol;

•	Upon any such approval, our ability together with the ability of our marketing partner, Allergan, to generate sufficient sales of diquafosol; and

•	Future potential revenue from Santen and payments from future collaborators.

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

Clinical trials are lengthy and expensive. They require appropriate identification of optimal treatment regimens and relevant patient population, adequate supplies of drug product, and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

•	The size and availability of the relevant patient population;

•	The nature of the protocol;

•	The proximity of patients to clinical sites;

•	The eligibility criteria for the clinical trial; and

•	The perceived benefit of participating in a clinical trial.

Delays in patient enrollment can result in increased costs and longer development times. For example, enrollment in our denufosol Phase 2 clinical trial for retinal detachment progressed at a significantly slower rate than originally anticipated and we discontinued enrollment in this clinical trial. In addition, the timing of our anticipated Phase 3 cystic fibrosis program for denufosol for the treatment of cystic fibrosis will be impacted by a number of variables, including the outcome of our End-of-Phase 2 meeting with the FDA, and corresponding clinical development decisions regarding identifying the optimal treatment regimens, patient population, number and length of clinical trials, and parallel versus sequential timing of our cystic fibrosis clinical trials for denufosol. Even if we successfully complete clinical trials, we may not be able to submit any required regulatory submissions in a timely manner and we may not receive regulatory approval for the product candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays.

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

The market price of our common stock has been highly volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding our NDA or foreign regulatory equivalent submissions;

•	Announcements made by us concerning results of our clinical trials with diquafosol, denufosol for the treatment of cystic fibrosis, denufosol for the treatment of retinal disease, INS50589 Antiplatelet and any other product candidates;

•	Market acceptance and market share of products we co-promote;

•	Duration of market exclusivity of Elestat® and Restasis®;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators, including our agreements with Allergan and Santen;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	Terrorist attacks;

•	Military actions; and

•	Litigation.

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

We have experienced significant losses since inception. We incurred net losses of $24.8 million for the nine months ended September 30, 2005 and $44.1 million for the year ended December 31, 2004. As of September 30, 2005, our accumulated deficit was approximately $195.9 million. We expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

We hold licenses for diquafosol tetrasodium for respiratory diseases and a P2Y12 receptor program for cardiovascular uses from The University of North Carolina at Chapel Hill. We also hold a license agreement for glaucoma technologies from the Wisconsin Alumni Research Foundation. If we fail to meet performance milestones relating to the timing of regulatory filings or fail to pay the minimum annual payments under our respective licenses, our licensors may terminate the applicable license. In addition, if any licensor were to re-license some or all of the technologies currently covered by our licenses, competitors could develop products that compete with ours.

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

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of Elestat®, Restasis®, and diquafosol, if approved by the FDA. It is our understanding that Allergan relies upon an arrangement with a single third party for the manufacture and supply of active pharmaceutical ingredients, or APIs, for Elestat®, Restasis®, and diquafosol, if it is approved by the FDA. Allergan then completes the manufacturing process to yield finished product. In the event such third party was unable to supply Allergan, if such supply was unreasonably delayed, or if Allergan was unable to complete the manufacturing cycle, sales of the product could be adversely impacted, which would result in a reduction in any revenue from product co-promotion received under our agreements with Allergan.

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for diquafosol and denufosol and one vendor as the sole manufacturer for INS50589. We intend to contract with these vendors, as necessary, for commercial scale manufacturing of our products where we are responsible for such activities. In the case of diquafosol, we expect Allergan to purchase commercial quantities of bulk APIs from our sole manufacturer, including initial launch quantities should the product candidate receive FDA approval. Although we have identified alternate sources for our product candidates, it would be time consuming and costly to qualify these sources. Under our diquafosol agreement, either our vendor or we may terminate our supply arrangement, without cause, by giving 180 days prior notice. If our vendor were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Competitors in our core therapeutic areas include: Alcon, Inc.; ISTA Pharmaceuticals, Inc.; MedPointe Pharmaceuticals; Nascent Pharmaceuticals; Novartis; Otsuka America Pharmaceutical, Inc.; Senju Pharmaceutical Co. Ltd.; Sucampo Pharmaceuticals, Inc. (ophthalmic); Chiron Corporation; Corus Pharma Inc.; Genaera Corporation; Genentech, Inc.; Lantibio, Inc.; Predix Pharmaceuticals Holdings, Inc.; Vertex Pharmaceuticals Inc. (cystic fibrosis); AstraZeneca plc; Sanofi-Aventis; Bristol-Myers Squibb Company; Eli Lilly and Company; The Medicines Company; and Portola Pharmaceuticals, Inc. (cardiovascular diseases). Most of these competitors have greater financial and other resources than we or our collaborative partners, including larger research and development staffs and more experienced marketing and manufacturing organizations.

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

We have developed a commercialization organization to co-promote Elestat®, Restasis®, and diquafosol, if approved, but we are dependent on Allergan, or other experienced third parties, to perform or assist us in the marketing, distribution or sale of these products and our product candidates. In addition, we may not identify acceptable partners or enter into favorable agreements with them for our other product candidates. If third parties do not successfully carry out their contractual duties, meet expected sales goals, or maximize the commercial potential of our products, we may be required to hire or expand our own staff and sales force to compete successfully, which may not be possible. If Allergan or other third parties do not perform, or assist us in performing, these functions, it could have an adverse effect on product revenue and our overall operations.

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

We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President and Chief Executive Officer and a director, and Thomas R. Staab, II, our Chief Financial Officer and Treasurer. If these people leave us, we may have difficulty conducting our operations. We have not entered into agreements with any officers or any other members of our management and scientific staff that bind them to a specific period of employment. We also depend upon the skills and guidance of the independent members of our Board of Directors. While our Board of Directors has instituted succession planning steps to identify qualified board candidates to fill open board seats, there can be no assurance that we can identify, appoint and elect qualified candidates to serve as new members of the Board of Directors. We presently have one vacancy on our Board of Directors. Our future success also will depend in part on our ability to attract, hire and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to continue to attract and retain such personnel.

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

Even if regulatory authorities approve our product candidates, those products may not be commercially successful. Acceptance of and demand for our products will depend largely on the following:

•	Acceptance by physicians and patients of our products as safe and effective therapies;

•	Reimbursement of drug and treatment costs by third party payors;

•	Effectiveness of Allergan’s sales and marketing efforts;

•	Marketing and sales activities of competitors;

•	Safety, effectiveness and pricing of alternative products; and

•	Prevalence and severity of side effects associated with our products.

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering the products. We intend that diquafosol for the treatment of dry eye disease will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in its licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. Denufosol for the treatment of cystic fibrosis is administered by a standard nebulizer three times a day but patients may prefer a hand-held device. Denufosol for the treatment of retinal disease is administered through an intravitreal injection. It may be beneficial to patients to have a sustained delivery device. We have not yet established a plan for a sustained delivery device for certain indications such as for chronic use. Similar challenges exist in identifying and perfecting convenient methods of administration for our other product candidates.

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

While we currently have insurance for our business, property, directors and officers, and our products, insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to claims or suffer a loss or damage in excess of our insurance coverage, we may be required to share that risk in excess of our insurance limits. If we are subject to claims or suffer a loss or damage that is outside of our insurance coverage, we may incur significant uninsured costs associated with loss or damage that could have an adverse effect on our operations and financial position. Furthermore, any claims made on our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all in the future.

Future sales by stockholders into the public market may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of September 30, 2005, there were 42,202,530 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act, unless purchased by our affiliates. In addition, we have the ability to issue additional shares of common stock under an active shelf registration statement, which we filed with the Securities and Exchange Commission on April 16, 2004. Up to 10,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our 2005 Equity Compensation Plan. Except with respect to the 3,000,000 shares of common stock issuable under our 2005 Equity Compensation Plan that was approved by our stockholders on June 10, 2005, which we intend to register in 2005, the shares underlying existing, and possible future stock awards have been registered pursuant to a registration statement on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

As of September 30, 2005, there were outstanding options, which were exercisable to purchase 3,022,302 shares of our common stock. This amount combined with the total common stock outstanding at September 30, 2005 is 45,224,832 shares of common stock. As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are subject to interest rate risk on our investment portfolio. We maintain an investment portfolio consisting of United States government and government agency obligations, money market investments, municipal and corporate notes and bonds. and asset or mortgage-backed securities. Our portfolio has a current average maturity of less than 12 months, using the stated maturity or reset maturity dates associated with individual maturities as the basis for the calculation.

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital leases and other short-term debt obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At September 30, 2005, our portfolio of available-for-sale investments consisted of approximately $56.8 million of investments maturing within one year and approximately $23.0 million of investments maturing after one year but within 36 months. In addition, we have $515,000 of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $200,000. This investment represents unregistered preferred stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

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

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 electronically with the Securities and Exchange Commission, or the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On August 30, 2005, the Securities and Exchange Commission notified us that it is conducting a formal, nonpublic investigation, which we believe relates to trading in our securities surrounding the February 9, 2005 announcement of the results of Trial 03-109, as well as our disclosure regarding this Phase 3 clinical trial. The Company and one of our directors have each received a subpoena in connection with this investigation.

Item 5. Other Information

On November 8, 2005, Inspire issued a press release announcing its third quarter 2005 financial results. The press release is attached hereto as Exhibit 99.1.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1.	Press Release, dated November 8, 2005, announcing financial results for the third quarter ended September 30, 2005.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: November 8, 2005	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer
(principal executive officer)

Date: November 8, 2005	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1.	Press Release, dated November 8, 2005, announcing financial results for the third quarter ended September 30, 2005.