Form 10-Q
period 2006-03-31
INSPIRE PHARMACEUTICALS INC
filed 2006-05-10
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 31, 2006, there were 42,216,307 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$38,316	$65,018
Investments	54,010	37,697
Receivables from Allergan	5,957	4,898
Prepaid expenses and other receivables	3,388	2,432
Other assets	207	207

Total current assets	101,878	110,252

Property and equipment, net	2,235	2,181
Investments	15,255	19,608
Other assets	354	405

Total assets	$119,722	$132,446

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,408	$3,460
Accrued expenses	6,326	6,990
Deferred revenue	1,829	—
Capital leases – current	549	537

Total current liabilities	12,112	10,987

Capital leases – noncurrent	713	855
Other long-term liabilities	1,915	1,915

Total liabilities	14,740	13,757

Commitments and contingencies (See Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 60,000 shares authorized; 42,216 and 42,211 shares issued and outstanding, respectively	42	42
Additional paid-in capital	322,345	321,984
Accumulated other comprehensive loss	(368)	(327)
Accumulated deficit	(217,037)	(203,010)

Total stockholders’ equity	104,982	118,689

Total liabilities and stockholders’ equity	$119,722	$132,446

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
Revenues from product co-promotion	$4,218	$1,851
Collaborative research agreements	1,250	—

Total revenue	5,468	1,851

Operating expenses:
Research and development	9,109	6,052
Selling and marketing	7,096	7,369
General and administrative	4,446	2,688

Total operating expenses	20,651	16,109

Loss from operations	(15,183)	(14,258)

Other income (expense):
Interest income	1,208	956
Interest expense	(30)	(40)
Loss on investments	(22)	—

Other income, net	1,156	916

Net loss	$(14,027)	$(13,342)

Basic and diluted net loss per common share	$(0.33)	$(0.32)

Weighted average common shares used in computing basic and diluted net loss per common share	42,212	41,937

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(14,027)	$(13,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	51	52
Depreciation of property and equipment	296	270
Loss on disposal of property and equipment	2	2
Loss on investments	22	—
Stock-based compensation expense related to employee stock options	360	—
Changes in operating assets and liabilities:
Receivables from Allergan	(1,059)	193
Prepaid expenses and other receivables	(956)	(309)
Other assets	—	(14)
Accounts payable	(52)	(2,016)
Accrued expenses	(664)	(1,661)
Deferred revenue	1,829	1,647

Net cash used by operating activities	(14,198)	(15,178)

Cash flows from investing activities:
Purchase of investments	(28,238)	(24,063)
Proceeds from sale of investments	16,215	18,501
Purchase of property and equipment	(352)	(174)

Net cash used in investing activities	(12,375)	(5,736)

Cash flows from financing activities:
Issuance of common stock, net	1	171
Payments on notes payable and capital lease obligations	(130)	(116)

Net cash (used)/provided by financing activities	(129)	55

Decrease in cash and cash equivalents	(26,702)	(20,859)
Cash and cash equivalents, beginning of period	65,018	100,320

Cash and cash equivalents, end of period	$38,316	$79,461

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

1. Organization

Inspire Pharmaceuticals, Inc. (the “Company” or “Inspire”) was incorporated in October 1993 and commenced operations in March 1995 following the Company’s first substantial financing and licensing of technology from The University of North Carolina at Chapel Hill. Inspire is located in Durham, North Carolina, adjacent to the Research Triangle Park.

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through 2007. Continuation of its operations beyond 2007 will require the Company to: (1) obtain product candidate approvals, (2) in-license commercial products, (3) out-license rights to its product candidates, and/or (4) raise additional capital through equity or debt financings or from other sources. The Company began receiving revenue from its co-promotion of Elestat® (epinastine HCl ophthalmic solution) 0.05% and Restasis® (cyclosporine ophthalmic emulsion) 0.05% in 2004, but will continue to incur operating losses until co-promotion and/or product revenues reach a level sufficient to support ongoing operations. Elestat and Restasis are trademarks owned by Allergan, Inc. (“Allergan”).

2. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position and operations for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options. The calculation of diluted earnings per share for the three months ended March 31, 2006 and 2005 does not include 465 and 944, respectively, of potential common shares, as their impact would be antidilutive.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all share-based payments granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS No. 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 4 to the Condensed Financial Statements for a further discussion on stock-based compensation.

Risks from Third Party Manufacturing Concentration

The Company relies on single source manufacturers for each of its product candidates. In addition, Allergan relies on single source manufacturers for the active pharmaceutical ingredients in Elestat and Restasis, products co-promoted by the Company. Accordingly, delays in the manufacture of any product or product candidate could adversely impact the marketing of the Company’s products or the development of the Company’s product candidates. Furthermore, Allergan is responsible for the manufacture of both Elestat and Restasis. Therefore, the Company has no control over the manufacture of products for which it will receive revenue and over the overall product supply chain.

Significant Customers and Risk

All co-promotion revenues recognized and recorded for the three months ended March 31, 2006 and the year ended 2005, were from one collaborative partner. The Company is entitled to receive co-promotion revenue on “Net Sales” of Elestat and Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products.

Revenue Recognition

The Company recognizes revenue from product co-promotion based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. Accordingly, the Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company also reduces gross revenues for incentive programs it manages, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum annual net sales

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

performance levels. If the annual minimum is not satisfied, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue.

The Company recognizes milestone revenue under its collaborative research and development agreements when Inspire has performed services under such agreements or when Inspire or its collaborative partner has met a contractual milestone triggering a payment to the Company. Non-refundable fees received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon achievement of development milestones by Inspire or its collaborative partners. The Company recognizes milestone payments as revenues ratably over the period of its research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that the Company has fulfilled its research and development commitment. This period is based on estimates by management and the progress towards milestones in the Company’s collaborative agreements. The estimate is subject to revision as the Company’s development efforts progress and the Company gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause the Company’s revenue to fluctuate from period to period. For the three months ended March 31, 2006, the Company recognized $1,250 of milestone revenue from Santen Pharmaceutical Co., Ltd.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $368 and $327 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at March 31, 2006 and December 31, 2005, respectively.

Comprehensive loss consists of the following components:

	Three Months Ended March 31,
	2006	2005
Net loss	$(14,027)	$(13,342)
Adjustment for realized losses in net loss	22	—
Change in unrealized (losses) on investments	(63)	(264)

Total comprehensive loss	$(14,068)	$(13,606)

3. Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance set forth in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005, but earlier adoption is permitted. The Company implemented the provisions set forth in FSP FAS 115-1 and FAS 124-1 effective October 1, 2005.

4. Stock-Based Compensation

For the three months ended March 31, 2006, the Company recognized total compensation expense of $360 related to its two stock option plans, as described later in this note. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below the estimated fair value of the Company’s common stock. Any resulting compensation expense was deferred and amortized on a straight-line basis over the service period of the related stock option, which was generally the option vesting term.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payments granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs net of an expected forfeiture rate and recognizes the compensation costs on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience.

As a result of adopting SFAS No. 123(R), the impact to the Company’s net loss for the three months ended March 31, 2006 was $360 greater than if the Company had continued to account for stock-based compensation under APB No. 25. The stock-based compensation under SFAS No. 123(R) was allocated as follows:

Three Months Ended March 31, 2006
Research and development	$154
Selling and marketing	51
General and administrative	155

Total stock-based compensation expense	$360

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The pro forma table below reflects net loss and basic and diluted net loss per share for the first quarter of 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

Three Months Ended March 31, 2005
Net loss, as reported	$(13,342)
Less: Stock-based compensation expense determined under the fair value method for all stock option awards	(2,646)

Pro forma net loss	$(15,988)

Basic and Diluted net loss per share:
As reported	$(0.32)
Pro forma	$(0.38)

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the 2005 Equity Compensation Plan (the “2005 Plan”), that allow for stock options to be granted to directors, employees and consultants. The maximum term for any option grant under the 1995 Plan and the 2005 Plan are ten and seven years, respectively, from the date of the grant. Options granted to employees under both plans generally vest 25% upon completion of one full year from date of grant and on a monthly basis over the following three years. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees. At March 31, 2006, there were 640 and 1,246 options available for grant under the 1995 Plan and 2005 Plan, respectively. Non-qualified stock options and restricted stock may be granted under the 1995 Plan. For the 2005 Plan, both incentive and non-qualified stock options, as well as stock appreciation rights and restricted stock, may be granted. The Board of Directors, or an appropriate committee of the Board of Directors, shall determine the terms, including exercise price and vesting schedule, of all options and other equity arrangements under both plans.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Basis for Fair Value Estimate of Share-Based Payments

In light of the new accounting guidance under SFAS No. 123(R), beginning with the first quarter of 2005, the Company reevaluated and subsequently adjusted its expected volatility assumptions. Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be lower than the historical volatility the Company experienced prior to the commercial activities initiated in the second half of 2003 and the subsequent commencement of co-promotion activities for Elestat and Restasis beginning in fiscal 2004, due to the diversification of operations as well as the additional and ongoing cash flow generated by these activities. The Company now uses a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2005 and the first quarter of fiscal 2006. The Company believes this blended volatility rate better reflects the expected volatility of its stock over the expected life of the options. However, actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

Also in 2005, the Company adopted and began granting options under the 2005 Plan. Due to lack of historical data with regards to exercise activity under the 2005 Plan, the Company has adopted a simplified method of calculating the expected life of options for grants made to its employees in accordance with the guidance set forth in SAB No. 107. For options issued to directors under the 2005 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 2005 Plan until such time that adequate historical data is available. For options issued under the 1995 Plan, the Company utilized the historical data available regarding employee and director exercise activity to calculate an expected life of the options. The table below presents the weighted average expected life in years of options granted under the two plans as described above. The risk-free rate of the stock options is based on the five year U.S. Treasury yield curve in effect at the time of grant.

The fair value of share-based payments, granted during the period indicated, was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Stock Options for
	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.34%	3.88%
Dividend yield	0%	0%
Expected volatility	79%	79%
Expected life of options (years)	4.6	5.5

Weighted average fair value of grants	$3.37	$7.63

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Stock option activity under both plans as of March 31, 2006, and changes during the three months ended March 31, 2006, are as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,557	$11.38
Granted	606	5.25
Exercised	(6)	0.12
Forfeited/cancelled/expired	(28)	10.82

Outstanding at March 31, 2006	6,129	10.78	6.5	$2,736

Vested and exercisable at March 31, 2006	5,286	11.59	6.5	$2,667

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of stock options exercised for the three months ended March 31, 2006 was $29. Cash received from stock option exercises for the three months ended March 31, 2006 was $1.

As of March 31, 2006, approximately $2,666 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 3.4 years.

5. Contingencies

Litigation

On February 15, 2005, the first of five identical purported shareholder class action complaints was filed in the United States District Court for the Middle District of North Carolina against the Company and certain of its senior officers. Each complaint alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “’34 Act”), and Securities and Exchange Commission Rule 10b-5, and focused on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of the Company’s dry eye product candidate, ProlacriaTM (diquafosol tetrasodium). Each complaint sought unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from June 2, 2004 through February 8, 2005.

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint (the “CAC”). The CAC asserts claims against the Company and certain of its present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the ’34 Act and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in the Company’s securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from May 10, 2004 through February 8, 2005.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The Company intends to defend the litigation vigorously. As with any legal proceeding, the Company cannot predict with certainty the eventual outcome of these pending lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

SEC Investigation

On August 30, 2005, the SEC notified the Company that it is conducting a formal, nonpublic investigation, which the Company believes relates to trading in its securities surrounding the February 9, 2005 announcement of the results of a Phase 3 clinical trial of the Company’s dry eye product candidate, Prolacria, as well as its disclosures regarding this Phase 3 clinical trial. The Company is continuing to cooperate with the SEC’s ongoing investigation. The Company cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with Restasis and Elestat, potential competition associated with our product candidates, use of hazardous materials and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and, in many cases, obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2005. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our revenues are difficult to predict and depend on several factors. Our co-promotion revenues are based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements, over which we have limited or no control. Our co-promotion revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which is managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion revenues are the extent and effectiveness of Allergan’s and our own sales and marketing efforts, coverage and reimbursement under Medicare Part D and the marketing and sales activities of competitors, among others. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our partners.

Our operating expenses are also difficult to predict and depend on several factors. Research and development expenses, including expenses for drug synthesis and manufacturing, preclinical testing and clinical research activities, depend on the ongoing requirements of our drug development programs, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses (in part by accelerating or decelerating preclinical testing), other discovery and basic research activities, and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Once again, management may in some cases be able to control the timing and magnitude of these expenses.

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

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER	CURRENT STATUS IN THE UNITED STATES
Products
Elestat®	Allergic conjunctivitis	Allergan	Co-promoting

Restasis®	Dry eye disease	Allergan	Co-promoting

Product Candidates in Clinical Development
ProlacriaTM (diquafosol tetrasodium)	Dry eye disease	Allergan and Santen Pharmaceutical	Phase 3; Second FDA approvable letter received December 2005

denufosol tetrasodium (INS37217 Respiratory)	Cystic fibrosis	None	Entering Phase 3

INS50589 Antiplatelet	Acute cardiac care	None	Phase 2

Product Candidates in Preclinical Development
Intranasal epinastine	Seasonal allergic rhinitis	Boehringer Ingelheim	Pre-IND

Outflow enhancer	Glaucoma	None	Pre-IND

We co-promote Elestat and Restasis in the United States under agreements with Allergan, Inc., or Allergan, and we receive co-promotion revenue based upon net sales of these products. In January 2004, we began co-promoting Restasis for the treatment of dry eye disease. In February 2004, we launched Elestat for the treatment of allergic conjunctivitis. Elestat and Restasis are trademarks owned by Allergan.

Our ophthalmic products and product candidates are currently concentrated in the allergic conjunctivitis, dry eye disease and glaucoma indications. Our respiratory/allergy product candidates are currently concentrated in the treatment of respiratory complications of cystic fibrosis and seasonal allergic rhinitis. In addition, we also have a product candidate for acute cardiac care that we are currently testing in cardiopulmonary bypass procedures; although, we expect this product candidate could be useful in other cardiovascular indications.

Elestat

Overview. Elestat (epinastine HCl ophthalmic solution) 0.05%, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the prevention of ocular itching associated with allergic conjunctivitis. In December 2003, we entered into an agreement with Allergan to co-promote Elestat to ophthalmologists, optometrists and allergists in the United States. Under the agreement, we have the responsibility for selling, promoting and marketing Elestat in the United States and paying the associated costs. In addition, we have the right to conduct Phase 4 clinical trials and other studies in collaboration with Allergan relating to Elestat. We receive co-promotion revenue from Allergan on the U.S. net sales of Elestat. Allergan records sales of Elestat and is responsible for other product costs.

Elestat was approved by the U.S. Food and Drug Administration, or FDA, in October 2003 for the prevention of itching associated with allergic conjunctivitis. Elestat is indicated for adults and children at least three years old. Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring allergy months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. In February 2004, we launched Elestat in the United States and are promoting it to ophthalmologists, optometrists and allergists. We work with Allergan collaboratively on overall product strategy and management in the United States.

Co-Promotion Agreement. Under the terms of the agreement, we paid Allergan an up-front payment and Allergan pays co-promotion revenue to us on U.S. net sales of Elestat. Allergan retains the licensing rights relating to promotion of Elestat to U.S. prescribers other than ophthalmologists, optometrists and allergists. However, we have a right of first refusal to obtain such rights in the event Allergan decides to engage a third party to undertake such activities. In the event that a third party is engaged by Allergan to promote Elestat to prescribers outside of our field, we are entitled to be paid a proportionate share of U.S. net sales of Elestat based upon filled prescriptions written by ophthalmologists, optometrists and allergists. Allergan also retains rights to all international sales and marketing activities relating to the drug.

The agreement with Allergan to co-promote Elestat will be in effect until the earlier of: (i) the approval and launch of the first generic epinastine product; or (ii) the approval and launch of the first over-the-counter epinastine product. The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire in October 2008, after which time Elestat could face generic or over-the-counter competition if there is no other intellectual property protection covering Elestat. The agreement also provides for early termination under certain circumstances.

Restasis

Overview. Restasis (cyclosporine ophthalmic emulsion) 0.05% is the first approved prescription product in the United States for the treatment of dry eye disease. It is indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca, or dry eye disease. In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize ProlacriaTM (diquafosol tetrasodium) for the treatment of dry eye disease. The agreement also provided us with a royalty on net sales of Allergan’s Restasis and granted us the right to co-promote Restasis in the United States. In December 2002, Restasis was approved for sale by the FDA and Allergan launched Restasis in the United States in April 2003.

In the third quarter of 2003, we exercised our right to co-promote Restasis under the joint license, development and marketing agreement with Allergan. In January 2004, we began co-promotion of Restasis to eye care professionals and allergists in the United States and began receiving co-promotion revenue on net sales of Restasis beginning in April 2004. The manufacture and sale of Restasis is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014. In October 2005, Allergan executed an agreement with NPS Pharmaceuticals, Inc. to promote Restasis to rheumatologists in the United States. This arrangement is expected to generate additional revenue for Restasis.

Collaborative Agreement. In December 2003, we amended the joint license, development and marketing agreement to reduce the co-promotion revenue rates that we would receive on net sales of Restasis upon obtaining co-promotion rights to Elestat. The agreement, as it applies to Restasis, will be in effect until all patents relating to Restasis licensed under the agreement have expired. The agreement also provides for early termination under certain circumstances.

For the three months ended March 31, 2006, Allergan recognized approximately $66 million of revenue from net sales of Restasis. On March 27, 2006, Allergan provided guidance for 2006 net sales of Restasis to be in the range of $270-290 million.

ProlacriaTM (diquafosol tetrasodium)

Treatment of dry eye disease

Overview. Diquafosol is a dinucleotide that we discovered, which functions as an agonist at the P2Y2 receptor and is being developed for the treatment of dry eye disease. Prolacria, the proposed U.S. tradename for diquafosol tetrasodium ophthalmic solution 0.05%, stimulates the release of three components of natural tears – mucin, lipids and fluid. To date, we have completed four Phase 3 clinical trials of Prolacria for the treatment of dry eye disease. In total, we have conducted placebo-controlled clinical trials of Prolacria in more than 2,000 subjects.

We are developing Prolacria as an eye drop for dry eye disease. If approved, Prolacria could be the second FDA approved pharmacologically active agent to treat dry eye disease and the first one with this mechanism of action. Since Prolacria and Restasis have different mechanisms of action, we consider them complementary products and, if Prolacria is approved by the FDA, we believe there is commercial opportunity for both of these products.

Development Status. In June 2003, we filed a New Drug Application, or NDA, with the FDA for Prolacria for the treatment of dry eye disease. In response to that NDA, we were granted a “Priority Review” designation and subsequently, received an approvable letter in December 2003. In June 2005, we submitted an amendment to our NDA for Prolacria and received a second approvable letter in December 2005. On March 22, 2006, we met with the FDA regarding the second approvable letter. The meeting with the FDA involved a broad discussion of our dry eye clinical program for Prolacria. We have provided some initial information to the FDA and more information may be required in order to facilitate ongoing discussions related to Prolacria.

In addition, our partner, Santen Pharmaceutical Co., Ltd., or Santen, is currently developing diquafosol in Japan. Our development, license and supply agreement with Santen allows Santen to develop diquafosol for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries and provides for certain milestones to be earned by us upon completion of or achievement of development milestones by Santen. In March 2006, Santen completed its Phase 2 clinical trial testing of diquafosol in Japan which entitled us to receive a milestone payment of $1.25 million. Depending on whether all milestones are achieved, we could receive up to an additional $3.0 million, as well as royalties on net sales of licensed products, if the product candidate is approved for commercialization.

Pursuant to our agreement with Allergan, Allergan is responsible for obtaining regulatory approval of diquafosol in Europe. We are working with Allergan to determine a European regulatory filing strategy for diquafosol for the treatment of dry eye disease.

Depending on the outcome of discussions with the FDA regarding the future of the dry eye disease program, estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $1 million to $8 million, depending on whether additional Phase 3 testing is required for approval. This range includes costs for regulatory and consulting activities and for potentially completing an additional Phase 3 clinical trial, salaries for development personnel, and other unallocated development costs, but excludes the cost of pre-launch inventory which is Allergan’s responsibility. Currently, we have not initiated an additional Phase 3 clinical trial for Prolacria and we do not anticipate initiating an additional Phase 3 clinical trial until our discussions with the FDA are complete. Costs of other clinical trials for Prolacria are excluded from this projection. If we are required to do more than one Phase 3 clinical trial, our costs will likely be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the ongoing interaction with the FDA and the uncertainty of future regulatory requirements and actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with the development of Prolacria and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

Collaborative Agreement. Under the joint license, development and marketing agreement with Allergan, we have continued our efforts to develop and commercialize Prolacria. Under this agreement, we have received up-front and milestone payments of $11 million and may receive up to an additional $28 million in milestone payments assuming the successful completion of all remaining milestones under this agreement. We will also receive co-promotion revenue from Allergan on net sales, if any, of Prolacria worldwide, excluding most larger Asian markets. In the third quarter of 2003, we exercised our right under the Allergan agreement to co-promote Prolacria with Allergan in the United States and expect to begin promoting this product if and when we receive FDA approval and the product is launched.

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

Cystic fibrosis is a life-threatening disease involving a genetic mutation that disrupts the cystic fibrosis transmembrane regulator protein, an ion channel. In cystic fibrosis patients, a defect in this ion channel leads to poorly hydrated lungs and severely impaired mucociliary clearance. Chronic secondary infections invariably occur, resulting in progressive lung dysfunction and deterioration. Respiratory infections and complications account for more than 95% of the morbidity and mortality associated with this disease. According to the U.S. Cystic Fibrosis Foundation, the median life expectancy for patients is approximately 37 years.

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

In the fourth quarter of 2004, we began two six-month toxicology studies in two animal species required by the FDA prior to initiating a Phase 3 program. In October 2005, we announced the completion of these toxicology studies. Based on the FDA’s review of the results of these toxicology studies, the safety profile of denufosol was considered acceptable for advancement into Phase 3 clinical trials. In addition, the in-life phase of a 12-month animal inhalation toxicology study has been completed and study results are expected by mid-year 2006.

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

In July 2005, we initiated a two-center, 15 patient pediatric double-blind, randomized, placebo-controlled, 28-day Phase 2 clinical trial in five to seven year-old cystic fibrosis patients. Enrollment is ongoing and is expected to be completed in 2006.

In January 2006, we had an End-of-Phase 2 meeting with the FDA and plan to initiate a Phase 3 program to advance denufosol for the treatment of cystic fibrosis. The focus of our Phase 3 program will be to develop denufosol as an early intervention therapy for treatment of patients with mild lung disease (FEV1 (Forced Expiratory Volume over one second) > 75% predicted). According to the Cystic Fibrosis Foundation’s 2004 Patient Registry, approximately two-thirds of cystic fibrosis patients have lung disease defined as mild as measured by the standard pulmonary function test, FEV1 > 70% predicted. In the pediatric population under 18 years of age, approximately 80% of patients have mild or early lung disease.

Based on the End-of-Phase 2 meeting with the FDA, we plan to conduct two pivotal Phase 3 clinical trials in cystic fibrosis patients. The two Phase 3 clinical trials are named TIGER-1 and TIGER-2. The TIGER acronym stands for the “transport of ions to generate epithelial rehydration.” The FDA has completed their formal review of the TIGER-1 protocol. Based on the FDA’s review, TIGER-1 is scheduled to be initiated and begin enrolling patients by mid-year 2006. TIGER-1 will be conducted at approximately 70 cystic fibrosis treatment centers across the United States. This clinical trial will enroll up to 350 patients with mild cystic fibrosis lung disease, as measured by FEV1 > 75% predicted. We intend to use TIGER-1 to fulfill the long-term safety requirement to study denufosol in a specified number of patients for one year. The total duration of TIGER-1 is one-year, with a six-month efficacy portion, followed by a six-month safety extension. The efficacy phase is a randomized, double-blind six-month evaluation of 60 mg of denufosol inhaled three times daily by nebulizer compared to placebo. The primary efficacy endpoint is the change from baseline in FEV1 (in liters) at the six-month time point. Secondary endpoints will most likely include, but are not limited to, pulmonary exacerbations, other lung function parameters and quality of life. It is anticipated that patients five years old or older, and on standard cystic fibrosis therapies, including Pulmozyme, TOBI®, and digestive enzymes will be included in this clinical trial. Patients using hypertonic saline, a non standard therapy, will not be included in the clinical trial.

We plan to run TIGER-1 and TIGER-2 in parallel, with initiation of TIGER-2 targeted to begin in the first half of 2007, depending upon discussions with the FDA, discussions with the European Medicines Evaluation Agency, or EMEA, and potential partnering of this program with a corporate partner. The FDA has indicated that it is not necessary for TIGER-2 to have the identical study duration as TIGER-1. We have meetings scheduled with the EMEA in both May and in the fall of 2006 to discuss our program and to receive feedback on our TIGER-2 protocol, since it may include a number of European clinical sites.

Based upon our FDA meeting in January 2006, we agreed to conduct a single two-year inhalation carcinogenicity study in one animal species. The time from initiation of the study to receipt of the final study report is expected to be up to three years. This study is expected to be initiated by the end of 2006, following FDA review of the toxicology protocol.

In addition, although not requested by the FDA, we may conduct further clinical trials to evaluate denufosol in patients with lower lung function, to gain a better understanding of the initial dose tolerability of denufosol in a patient population with more significant airflow obstruction.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $35 million to $60 million. This estimate includes completing any ongoing or additional Phase 2 clinical trials, conducting two Phase 3 clinical trials and any required toxicology and carcinogenicity studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practice, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory and any potential development milestones payable to the CFFT. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

Development status. In November 2004, we filed an Investigational New Drug Application, or IND, and in December 2004, we initiated a Phase 1 clinical trial of the tolerability, pharmacokinetics and pharmacodynamics of INS50589 Antiplatelet in healthy volunteers. The Phase 1 single-center clinical trial assessed the safety and tolerability of four doses of INS50589 Antiplatelet administered by continuous intravenous infusion over four hours in 36 healthy volunteers. The clinical trial included an initial open-label portion involving 12 subjects, followed by a double blind, placebo-controlled portion involving an additional 24 subjects. All 36 subjects completed the clinical trial. The clinical trial assessed the pharmacokinetics and biological activity of the compound using various platelet function tests. As announced in June 2005, and presented at the American College of Cardiology scientific meeting in March 2006, INS50589 Antiplatelet was well-tolerated in this clinical trial and demonstrated dose-dependent evidence of pharmacological effect, as previously observed in preclinical studies. The clinical trial results were statistically significant compared to placebo at all doses and demonstrated complete inhibition of platelet aggregation within 15 to 30 minutes for the three highest doses. Depending on the dose and test method, platelet function returned to near baseline levels within minutes to hours following discontinuation of the infusion.

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

In April 2006, we announced the initiation of a proof-of-concept Phase 2 clinical trial to evaluate INS50589 Antiplatelet in patients undergoing coronary artery bypass graft (CABG) surgery utilizing a cardiopulmonary bypass pump. Enrollment has begun in this Phase 2 clinical trial, which is a randomized, double-blind comparison of three doses of INS50589 (0.2, 0.5, and 1 mg/kg/hour) to placebo by intravenous infusion in approximately 160 subjects undergoing CABG surgery at approximately 20 clinical centers across the United States. There are multiple objectives of this dose-ranging clinical trial, including measuring the reduction of post-operative bleeding and need for transfusions and monitoring the incidence of complications after surgery.

Estimated subsequent costs necessary to submit an NDA for the intravenous formulation of INS50589 Antiplatelet are projected to be in the range of $30 million to $50 million. This estimate includes completing the remaining components of our Phase 2 program, conducting a Phase 3 clinical program, manufacturing INS50589 Antiplatelet for clinical trials and toxicology studies, producing qualification lots consistent with current cGMP standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory. These costs are difficult to estimate and actual costs could be materially different from our estimate. For example, clinical trials and toxicology studies may not proceed as planned, results from future clinical trials may change our planned development program, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

Product Candidates in Preclinical Development

Intranasal epinastine

On February 17, 2006, we entered into a development and license agreement with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim. The agreement grants us certain exclusive rights to develop and market an intranasal dosage form of epinastine, in the United States and Canada, for the treatment or prevention of rhinitis. We plan to meet with the Pulmonary-Allergy Division of the FDA in May 2006 to discuss an IND application for intranasal epinastine, which we would intend to submit after that meeting. While we expect to initiate Phase 2 testing of intranasal epinastine in 2006 based primarily on the work already completed by Boehringer Ingelheim, this will be dependent upon the outcome of the pre-IND meeting with the FDA.

Outflow enhancer

As part of the research agreement under the technology licensed from Wisconsin Alumni Research Foundation, or WARF, in 2004, we have made progress in synthesizing and evaluating compounds that are active in disrupting the acto-cytoskeleton of the trabecular meshwork as potential treatments for glaucoma. The scientific hypothesis is that the mechanism of action may result in reduction of intraocular pressure by affecting the primary outflow pathway for aqueous humor.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

Revenues

Total revenues were approximately $5.5 million for the three months ended March 31, 2006, compared to approximately $1.9 million for the same period in 2005. The increase in 2006 revenue, as compared to 2005, was due to increased co-promotion revenue from net sales of both Elestat and Restasis and the recognition of a development milestone of $1.25 million for diquafosol from Santen in accordance with the development, license and supply agreement.

Co-promotion revenues for the three months ended March 31, 2006 were approximately $4.2 million. The increase in co-promotion revenue of approximately $2.4 million for the three months ended March 31, 2006, as compared to the same period in 2005, is primarily due to the increased acceptance of Restasis, the only approved prescription product indicated for dry eye disease, increased market share for Elestat, as well as a scheduled increase of the percentage of net sales of Restasis which was effective April 2005. When compared to the first quarter of 2005, the first quarter of 2006 co-promotion revenue from net sales of Elestat increased 12% and co-promotion revenue from net sales of Restasis increased 313%.

We began realizing co-promotion revenue from Elestat beginning in February 2004. All of our revenue related to Elestat is from net sales in the United States according to the terms of our collaborative agreement with Allergan. Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring allergy months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Revenue from net sales of Elestat in the three month period ended March 31, 2006 was approximately $1.3 million, as compared to approximately $1.1 million for the same period in 2005.

Elestat is the second most prescribed allergic conjunctivitis product in the United States, based upon weekly prescription volume as reported by IMS Health and continues to increase market share in both new prescriptions and total prescriptions. Based upon weekly national prescription data from IMS Health for the week ending April 14, 2006, Elestat has achieved a market share of approximately 19% for both new prescription volume and total prescription volume in our target universe, the top 200 highest prescribing ophthalmologists, optometrists, and allergists in each of our 64 sales territories. Comparatively, for the week ending April 15, 2005, Elestat had a market share of approximately 17% in new prescription volume and approximately 16% in total prescription volume in our target universe. In regards to the total U.S. allergic conjunctivitis market, Elestat represents approximately 10% of 2006 total prescriptions through the week ending April 14, 2006. By comparison, in 2005, Elestat had approximately 7% of 2005 total allergic conjunctivitis prescriptions through the week ending April 15, 2005.

Since the launch of Elestat, Allergan has secured coverage on formularies of certain commercial and government plans. This coverage allows us to continue to increase prescription market share, but generally requires price concessions through rebate programs which impact the level of co-promotion revenue that we receive from net sales of Elestat. Due to the large number of competing products in the allergic conjunctivitis market, some of these price concessions have been significant. While the market share for Elestat, in terms of prescriptions, has continued to increase, the associated increase in revenues has been partially offset by higher rebates associated with formulary additions to state Medicaid plans and to a lesser extent to formulary additions on commercial plans.

In regards to co-promotion revenue from net sales of Elestat, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. To date, we have recognized product co-promotion revenue associated with targeted net sales levels for Elestat achieved in the three months ending March 31, 2006. Amounts receivable from Allergan in excess of our recorded revenue are recognized as deferred revenue and will be realized in future quarters of 2006 to the extent additional annual net sales target levels are achieved. Accordingly, as of March 31, 2006, we have recorded $1.8 million of deferred revenue associated with net sales of Elestat.

We began co-promotion activities related to Restasis in January 2004 and began receiving co-promotion revenue in April 2004. All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. We recognized approximately $2.9 million of co-promotion revenue from net sales of Restasis in the three months ended March 31, 2006, as compared to approximately $712,000 in 2005. The increase is due to increased physician and patient acceptance of Restasis as well as a scheduled increase to the percentage of net sales of Restasis to which we were entitled, which became effective in April 2005. Our entitled percentage of net sales of Restasis will increase in April 2006 and Allergan has provided guidance for 2006 net sales of Restasis to be in the range of $270-290 million, with Allergan recording approximately $66 million of revenue from net sales of Restasis in the three months ended March 31, 2006.

Also, for the three months ended March 31, 2006, we recognized $1.25 million of milestone revenue under our development, license and supply agreement with Santen. The agreement allows Santen to develop diquafosol for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries and provides for certain milestones to be earned by us upon completion of or achievement of development milestones by Santen. In March 2006, Santen completed its Phase 2 clinical trial testing of diquafosol in Japan which entitled us to receive a milestone payment of $1.25 million. The milestone payment was subsequently received by us in April 2006. Santen is responsible for all development, regulatory submissions, filings and approvals, and the commercialization of potential products in Japan and nine other Asian countries. We could receive additional development milestone payments from Santen of up to $3.0 million, as well as royalties on net sales of diquafosol, if the product candidate is approved for commercialization.

Our future revenue will depend on various factors including the continued commercial success of Elestat and Restasis, rebates, discounts and returns for both products, coverage and reimbursement under commercial or government plans, our entitled percentage of U.S. net sales of Restasis which will increase in April 2006 and April 2007, seasonality of sales of Elestat and duration of market exclusivity of Elestat and Restasis. If Allergan significantly under-estimates or over-estimates rebate amounts, there could be a material effect on our revenue. In addition, our revenue will also depend on whether we enter additional collaboration agreements, achieve milestones under existing or future collaboration agreements and whether we obtain regulatory approvals for our product candidates.

Research and Development Expenses

Research and development expenses were $9.1 million for the three months ended March 31, 2006, as compared to $6.1 million for the same period in 2005. Included in the research and development expenses for the three months ended March 31, 2006, is approximately $154,000 of stock-based compensation expense related to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R) effective January 1, 2006. There is no stock-based compensation expense included in research and development for the period ended March 31, 2005 due to our use of the modified prospective method of adoption of SFAS No. 123(R).

The increase in research and development expenses for the three months ended March 31, 2006, as compared to the same period in 2005, is primarily due to the payment of a $2.5 million up-front licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim and other program expenses related to our seasonal allergic rhinitis program using intranasal epinastine. Excluding the intranasal epinastine program expenses, research and development costs increased by approximately $412,000 due to increased costs for pre-clinical research associated with our glaucoma program. These increases were partially offset by less spending on our dry eye disease program as we continue our discussions with the FDA regarding the future of this program. Although we announced in January 2006 that we were discontinuing the denufosol for retinal disease program and have no plans to conduct further studies of denufosol for the treatment of retinal disease, we continue to incur costs associated with the program as we complete follow-up and certain contractual obligations under the study agreements.

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

Our research and development expenses for the three months ended March 31, 2006 and 2005 and from the projects’ inception are shown below (in thousands).

	Three Months Ended March 31,				Cumulative from Inception (October 28, 1993) to March 31, 2006%

	2006	%	2005	%
Intranasal epinastine for seasonal allergic rhinitis (1)	$2,645	29	$—	—	$3,010	2
Denufosol tetrasodium (INS37217 Respiratory) for cystic fibrosis	1,938	21	1,797	30	24,170	13
INS50589 Antiplatelet	1,299	14	1,294	21	10,662	6
Outflow enhancer for glaucoma	713	8	21	—	1,279	1
Denufosol tetrasodium (INS37217 Ophthalmic) for retinal disease (2)	545	6	421	7	8,392	5
Prolacria (diquafosol tetrasodium) for dry eye disease	304	4	831	14	38,011	21
Other discovery and development costs (3)	1,665	18	1,688	28	95,861	52

Total	$9,109	100	$6,052	100	$181,385	100

(1)	Includes a $2.5 million up-front licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim.
(2)	As of March 31, 2006, this program was not in active development.
(3)	Other discovery and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs, discontinued and/or inactive programs. These unallocated costs include personnel costs of our discovery programs, internal and external general research costs and other internal and external costs of other drug discovery and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were $7.1 million for the three months ended March 31, 2006, as compared to $7.4 million for the same period in 2005. Included in selling and marketing expenses for the three months ended March 31, 2006, is approximately $51,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006. There is no stock-based compensation expense included in sales and marketing for the period ended March 31, 2005 due to our use of the modified prospective method of adoption of SFAS No. 123(R). The decrease in selling and marketing expenses for the three months ended March 31, 2006, as compared to the same period in 2005, resulted from less promotional cost due to the timing of these activities. Following the launch of Elestat and the start of co-promotion activities for both the Elestat and Restasis brands, we continue to adjust the timing and targeting of our advertising, promotional, Phase 4 clinical trials and other commercial activities for Elestat and Restasis based on seasonal trends and other factors.

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

General and Administrative Expenses

General and administrative costs were $4.4 million for the three months ended March 31, 2006, as compared to $2.7 million for the same period in 2005. Included in general and administrative expenses for the three months ended March 31, 2006, is approximately $155,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006. There is no stock-based compensation expense included in general and administrative for the period ended March 31, 2005 due to our use of the modified prospective method of adoption of SFAS No. 123(R). Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance and information systems.

The increase in general and administrative expenses for the three months ended March 31, 2006, as compared to the same period in 2005, was primarily due to significantly increased legal and administrative expenses associated with our stockholder litigation and SEC investigation and to a lesser extent increased salary and personnel related expenses, including stock-based compensation expense, and overall corporate growth. Legal fees increased approximately 215% for the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to the stockholder litigation and SEC investigation. Future general and administrative expenses will depend on the level of our future research and development and commercialization activities, as well as the level of legal and administrative expenses incurred to resolve our stockholder litigation and SEC investigation. We expect our future professional fees to continue to increase as a result of our stockholder litigation and SEC investigation (See “Litigation” and “SEC Investigation” described elsewhere in this report).

Other Income (Expense)

Other income, net was approximately $1.2 million for the three months ended March 31, 2006, as compared to approximately $916,000 for the same period in 2005. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt obligations. The increase in other income for the three months ended

March 31, 2006, as compared to the same period in 2005, was primarily due to an increase in interest income resulting from a portfolio mix of higher yielding investments during 2006. Future other income will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through the sale of equity securities, including private sales of preferred stock and public offerings of common stock. We currently receive revenue from co-promotion of Elestat and Restasis, but do not expect this revenue to exceed our 2006 operating expenses.

At March 31, 2006, we had net working capital of $89.8 million, a decrease of approximately $9.5 million from $99.3 million at December 31, 2005. The decrease in working capital is principally due to the use of funds for our normal operating expenses, which exceeded the co-promotion revenue we recognized. Our principal sources of liquidity at March 31, 2006 were $38.3 million in cash and cash equivalents and $68.6 million in investments which are considered “available-for-sale.”

Our working capital requirements may fluctuate in future periods depending on many factors, including: the number, magnitude, scope and timing of our drug development programs; the costs related to the potential FDA approval of Prolacria and our other product candidates; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the efficiency of manufacturing processes developed on our behalf by third parties; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue; the commercial potential of our products and product candidates; legal and administrative costs associated with and the outcome of our stockholder litigation and SEC investigation; and any expansion of facility space.

In fiscal year 2006, we expect approximately $31-39 million of revenue and are targeting 2006 operating expenses of $77-86 million. Using the mid-point of our revenue and expense guidance, we expect an average cash burn rate of approximately $4 million per month in 2006. For the three months ended March 31, 2006, our cash and investments decreased approximately $14.7 million from $122.3 million at December 31, 2005. Our expense range includes the expected impact of stock-based compensation expense as required under SFAS No. 123(R). We intend to continue to offer stock options to attract and retain qualified employees and directors and we were required to expense this non-cash cost beginning in the first quarter of 2006. Based upon stock options currently outstanding as well as those we expect to issue in 2006, and utilizing the valuation model and assumptions consistent with our first quarter 2006 quarterly calculations, we project total non-cash stock-based compensation expense to be approximately $2 million for fiscal year 2006. For the three months ended March 31, 2006, we recognized non-cash stock-based compensation expense of approximately $360,000.

We believe our existing cash, cash equivalents and investments will be adequate to satisfy our anticipated working capital requirements through 2007. In order for us to continue operations after that point, we will need to: (1) obtain product candidate approvals, (2) in-license commercial products, (3) out-license rights to our product candidates, and/or (4) raise additional capital through equity or debt financings or from other sources. We have the ability to sell approximately $13.9 million of common stock under an effective shelf registration statement, which we filed with the Securities and Exchange Commission on April 16, 2004. However, additional funding may not be available on favorable terms from any of these sources or at all. Our ability to achieve our operating expense target range is subject to several risks including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates, unanticipated professional fees or settlements associated with our stockholder litigation or SEC investigation and other factors described under the Risk Factors located elsewhere in this report.

Litigation

On February 15, 2005, the first of five identical purported shareholder class action complaints was filed in the United States District Court for the Middle District of North Carolina against us and certain of our senior officers. Each complaint alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focused on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of our dry eye product candidate, Prolacria. Each complaint sought unspecified damages on behalf of a purported class of purchasers of our securities during the period from June 2, 2004 through February 8, 2005.

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005.

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

SEC Investigation

On August 30, 2005, the Securities and Exchange Commission notified us that it is conducting a formal, nonpublic investigation, which we believe relates to trading in our securities surrounding the February 9, 2005 announcement of the results of a Phase 3 clinical trial of our dry eye product candidate, Prolacria, as well as our disclosures regarding this Phase 3 clinical trial. We are continuing to cooperate with the Securities and Exchange Commission’s ongoing investigation. We cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Responding to this investigation will result in a diversion of management’s attention and resources and an increase in professional fees.

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

Revenue Recognition

We recognize revenue from product co-promotion based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to us by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We also reduce gross revenues for incentive programs we manage, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum annual net sales performance levels. If the annual minimum is not satisfied, we record revenues using a reduced percentage of net sales based upon our level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue.

We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. Non-refundable fees received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon achievement of development milestones by us or our collaborative partners. We recognize milestone payments as revenues ratably over the period of our research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that we have fulfilled our research and development commitment. This period is based on estimates by management and the progress towards milestones in our collaborative agreements. The estimate is subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause our revenue to fluctuate from period to period. For the three months ended March 31, 2006, we recognized $1.25 million of milestone revenue from Santen.

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

Stock-Based Compensation Expense

As of January 1, 2006, we have adopted SFAS No. 123(R), which requires us to measure compensation cost for share-based payment awards at fair value and recognize compensation over the service period for awards expected to vest. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation expense on a straight-line basis over the vesting periods of our awards. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. We use a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to our own historical volatility. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates. We have implemented the modified prospective method in recognizing stock-based compensation expense for fiscal year 2006 upon the adoption of SFAS No. 123(R). Under this method, we are required to record compensation expense for all share-based payments granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. Accordingly, prior period amounts have not been restated. For stock options granted to non-employees, we have recognized compensation expense in accordance with the requirements of SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS No. 123. SFAS No. 123 required that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

See “Impact of Recently Issued Accounting Pronouncements” in this section of the report for additional discussion of the impact of adopting SFAS No. 123(R).

Impact of Inflation

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

Impact of Recently Issued Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” or FSP FAS 115-1 and FAS 124-1. FSP FAS 115-1 and FAS 124-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance set forth in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005, but earlier adoption is permitted. We implemented the provisions set forth in FSP FAS 115-1 and FAS 124-1 effective October 1, 2005.

We adopted SFAS No. 123(R) effective January 1, 2006, as required, and have incorporated the modified prospective method for recognizing stock-based compensation expense which does not require restated results for prior periods. Under the modified prospective method, stock-based compensation cost recognized for the first three months of 2006 includes: (a) stock-based compensation cost for all share-based payments granted, but not yet vested as of

January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Such amounts are reduced by our estimate of forfeitures of all unvested awards. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107 regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations for all awards granted to employees. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net loss for the three months ended March 31, 2006 was $360,000 greater than if we had continued to account for share-based compensation under APB No. 25. We estimated the fair value of share-based payments granted to employees using the Black-Scholes model and related assumptions, consistent with our fair value estimates made under SFAS No. 123.

As of March 31, 2006, approximately $2.7 million of total unrecognized compensation cost related to the unvested portion of our stock options is expected to be recognized over a weighted-average period of 3.4 years. We currently estimate total stock-based compensation expense to be approximately $2 million in 2006. This estimate is based on the unvested portion of stock options outstanding as of March 31, 2006, as well as the anticipated level of share-based payments granted during the remainder of 2006. However, the actual amount of stock-based compensation expensed recognized in the future will largely depend on levels of share-based payments granted in future periods.

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

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital leases and other short-term debt obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At March 31, 2006, our portfolio of available-for-sale investments consisted of approximately $54.0 million of investments maturing within one year and approximately $14.5 million of investments maturing after one year but within 36 months. In addition, we have $515,000 of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $200,000 as of March 31, 2006. This investment is in the form of unregistered preferred stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On February 15, 2005, the first of five identical purported shareholder class action complaints was filed in the United States District Court for the Middle District of North Carolina against us and certain of our senior officers. Each complaint alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focused on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of our dry eye product candidate, Prolacria. Each complaint sought unspecified damages on behalf of a purported class of purchasers of our securities during the period from June 2, 2004 through February 8, 2005.

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005.

We intend to defend the litigation vigorously. As with any legal proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

On August 30, 2005, the Securities and Exchange Commission notified us that it is conducting a formal, nonpublic investigation, which we believe relates to trading in our securities surrounding the February 9, 2005 announcement of the results of a Phase 3 clinical trial of our dry eye product candidate, Prolacria, as well as our disclosures regarding this Phase 3 clinical trial. We are continuing to cooperate with the Securities and Exchange Commission’s ongoing investigation. We cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made.

Item 1A. Risk Factors

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

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. We have not received marketing approval for any of our product candidates, although we are co-promoting two products with Allergan. We have one product candidate, Prolacria, for which we have received two approvable letters from the FDA. There is no guarantee that the FDA will approve Prolacria and allow Allergan and us to begin selling Prolacria in the United States. It may be necessary to undertake additional Phase 3 clinical trials in support of our NDA for Prolacria and there can be no guarantee that any such additional clinical trials would be successful or that the FDA would approve Prolacria even if such additional clinical trials were successful. Also, if additional Phase 3 clinical trials for Prolacria are required by the FDA, we may decide not to conduct those clinical trials and we would therefore be unable to obtain FDA approval of Prolacria. Even if we do receive FDA approval for Prolacria, we and Allergan may not be able to successfully commercialize Prolacria in the United States. We have not applied for marketing approval of diquafosol in any other jurisdiction.

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

The introduction of our products in foreign markets will subject us to foreign regulatory clearances, the receipt of which may be unpredictable, uncertain and may impose substantial additional costs and burdens which we or our partners in such foreign markets may be unwilling or unable to fund. As with the FDA, foreign regulatory authorities must be satisfied that adequate evidence of safety and efficacy of the product has been presented before marketing authorization is granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval. Approval by the FDA does not ensure and is not a factor in obtaining approval by other regulatory authorities.

Failure to successfully market and commercialize Restasis and Elestat will negatively impact our revenues.

Allergan launched Restasis in the United States in April 2003 and we began receiving co-promotion revenue from Allergan on the net sales of Restasis beginning in April 2004. Although our agreement with Allergan provides, and we have exercised, the right to co-promote Restasis in the United States, Allergan is primarily responsible for marketing and commercializing Restasis. Accordingly, our revenues on the net sales of Restasis are largely dependent on the actions and success of Allergan, over whom we have no control.

The manufacture and sale of Restasis is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014. If and when we experience generic competition for Restasis, our revenues attributable to Restasis will be significantly impacted.

In February 2004, we launched Elestat in the United States. Our agreement with Allergan provides that we have the responsibility for selling, promoting and marketing Elestat in the United States and paying the associated costs. We currently expect revenues from Elestat and Restasis to exceed selling, promoting and marketing expenses associated with co-promotion activities for these products during the year ending December 31, 2006; however, there can be no assurances that revenues associated with such products will exceed the related expenses. Our revenues will be impacted from time to time by the number of formularies upon which these products are listed, the discounts and pricing under such formularies, as well as the estimated amount of rebates. Allergan is responsible for determining the formularies upon which the products are listed and making the appropriate regulatory and other filings. Inclusion on certain formularies may require price concessions through rebate programs that impact the level of co-promotion revenue that we receive on a product. The need to give price concessions can be particularly acute where a greater number of competing products are listed on the same formulary. Presently, there are a large number of competing products in the allergic conjunctivitis area. As a result, our revenues from net sales of Elestat have been partially offset by higher rebates associated with formulary additions to state Medicaid plans and to a lesser extent to formulary additions on commercial plans.

The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire in October 2008, after which time Elestat could face generic or over-the-counter competition if there is no other intellectual property protection covering Elestat. We are aware that several generic pharmaceutical companies have expressed an intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. While we are exploring various possible forms of additional intellectual property coverage to protect the commercialization of Elestat in the United States, there can be no assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act in October 2008. If and when we experience generic or over-the-counter competition for Elestat, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat are expected to cease, which will materially impact our results of operations and cash flows.

In December 2004, Alcon, Inc. received FDA approval of once-daily olopatadine hydrochloride ophthalmic solution. Alcon has not yet launched once-daily olopatadine hydrochloride ophthalmic solution, but Patanol® (olopatadine hydrochloride ophthalmic solution) that requires administration twice-a-day currently competes with Elestat. We cannot predict what effect, if any, the introduction of once-daily olopatadine hydrochloride ophthalmic solution will have on our sales of Elestat.

Our present revenues depend solely upon and our future revenues will depend, at least in part, upon the acceptance of Elestat and Restasis by eye-care professionals, allergists and patients. Factors that could affect the acceptance of Elestat and Restasis include:

•	Satisfaction with existing alternative therapies;

•	Perceived efficacy relative to other available therapies;

•	Extent and effectiveness of our sales and marketing efforts;

•	Extent and effectiveness of Allergan’s sales and marketing efforts;

•	Changes in, or the levels of, third-party reimbursement of product costs;

•	Coverage and reimbursement under Medicare Part D, other state government sponsored plans and commercial plans;

•	Cost of treatment;

•	Marketing and sales activities of competitors;

•	Duration of market exclusivity of Elestat and Restasis;

•	Pricing and availability of alternative products, including generic or over-the-counter products;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration;

•	Prevalence and severity of adverse side effects; and

•	Regulatory approval in other jurisdictions.

We cannot predict the potential long-term patient acceptance of, or the effects of competition and managed health care on, sales of either product.

Revenues in future periods could vary significantly and may not cover our operating expenses.

We recognize revenue from product co-promotion based on net sales for Elestat and Restasis as defined in the co-promotion agreements and as reported to us by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. Allergan’s filings with the Securities and Exchange Commission indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. All of our co-promotion revenues are currently derived from net sales of Elestat and Restasis as reported to us by Allergan. Management has concluded that our internal control over financial reporting was effective as of March 31, 2006, and these internal controls allow us to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; however, we are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If these reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for previous periods.

We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. For the three months ended March 31, 2006, we recognized milestone revenue of $1.25 million from Santen associated with the completion of Phase 2 clinical testing of diquafosol in Japan. We did not reach any such milestones in 2004 and 2005. There can be no assurances that we will reach any additional milestones during the remaining part of fiscal year 2006 or at any later date.

Additionally, our revenues may fluctuate from period to period due in part to:

•	Fluctuations in sales of Elestat, Restasis and other future licensed or co-promoted products due to competition, manufacturing difficulties, reimbursement and pricing under commercial or government plans, seasonality, or other factors that affect the sales of a product;

•	Deductions from gross sales relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in our agreements, all of which are determined by Allergan and are outside our control;

•	Duration of market exclusivity of Elestat and Restasis;

•	The timing of approvals, if any, for future products;

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	The initiation of new contractual arrangements with other companies;

•	The failure or refusal of a collaborative partner to pay royalties;

•	The expiration or invalidation of our patents or licensed intellectual property; or

•	Fluctuations in foreign currency exchange rates.

Failure to adequately market and commercialize Prolacria, if approved by the FDA, will limit our revenues.

If approved by the FDA in the United States and other applicable regulatory authorities outside the United States, the commercial success of Prolacria will largely depend on a number of factors, including the timing and scope of Allergan’s launch into the United States and other major pharmaceutical markets, acceptance by patients and eye care professionals and allergists, the effectiveness of Allergan’s sales and marketing efforts, a knowledgeable sales force, adequate market penetration, reimbursement under commercial or government plans, and any competitors, including Allergan’s, ability to successfully launch a new dry eye therapy. Accordingly, our revenue on the net sales of Prolacria would be largely dependent on the actions and success of Allergan, over whom we have no control. In the event Prolacria is approved by the FDA, we plan to co-promote Prolacria within the United States; however, Allergan is primarily responsible for launching and marketing Prolacria in the United States and other major worldwide pharmaceutical markets, excluding Asian markets. If Prolacria is not successfully commercialized, our revenues will be limited.

We cannot sell Elestat, Restasis or commercialize any of our product candidates if governmental approvals are not obtained and maintained.

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

Even before any formal regulatory action, we, or our collaborative partners, could voluntarily decide to cease distribution and sale, or recall, any of our products if concerns about safety or effectiveness develop, or if economic conditions support such action.

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

On February 15, 2005, the first of five identical purported shareholder class action complaints was filed in the United States District Court for the Middle District of North Carolina against us and certain of our senior officers. Each complaint alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focused on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of our dry eye product candidate, Prolacria. Each complaint sought unspecified damages on behalf of a purported class of purchasers of our securities during the period from June 2, 2004 through February 8, 2005.

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005.

We intend to defend the litigation vigorously. No assurance can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of the claims, we could be forced to, among other ramifications, make significant payments to resolve the claims and such payments could have a material adverse effect on our business, future results of operations, financial position and/or cash flows if not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of our success in defending against the litigation, the litigation itself may result in substantial costs, use of resources and divert the attention of management and other employees which could adversely affect our business.

The investigation by the U.S. Securities and Exchange Commission could have a material adverse effect on our business.

On August 30, 2005, the Securities and Exchange Commission notified us that it is conducting a formal, nonpublic investigation, which we believe relates to trading in our securities surrounding our February 9, 2005 announcement of the results of a Phase 3 clinical trial of our dry eye product candidate, Prolacria, as well as our disclosures regarding this Phase 3 clinical trial. We are continuing to cooperate with the Securities and Exchange Commission’s ongoing investigation. We are unable to predict the outcome of the investigation and no assurance can be made that the investigation will be concluded favorably. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Furthermore, regardless of the outcome of the investigation, the investigation itself may result in substantial uninsured costs, use of resources and divert the attention of management and other employees which could adversely affect our business.

Recent Medicare prescription drug coverage legislation and future legislative or regulatory reform of the healthcare system may affect our or our partner’s ability to sell products profitably.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. In the United States, new Medicare Part D prescription drug coverage legislation was signed into law in December 2003. The voluntary benefit covers certain outpatient prescription drugs effective January 1, 2006. Beneficiaries who chose to participate select either (i) a qualified prescription drug plan, which is a stand-alone, drug-only insurance benefit offered by a private entity licensed to offer health insurance under state law; or (ii) a Medicare Advantage managed care plan that includes prescription drug coverage along with other Medicare services. Participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that our drugs will be offered by drug plans participating under the new Medicare Part D program, that, if covered, the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Elestat and Restasis. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2006 and in future years from the Medicare prescription drug coverage legislation. To the extent that private insurers such as Blue Cross and Blue Shield or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting lower payment. New federal or state drug payment changes or healthcare reforms in the United States may be enacted or adopted in the future that could further lower payment for our products.

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

To complete successful clinical trials, our product candidates must demonstrate safety and provide substantial evidence of efficacy, which the FDA evaluates based on the statistical significance of a product candidate meeting predetermined clinical endpoints. The design of clinical trials to establish meaningful endpoints is done in collaboration with the FDA prior to the commencement of clinical trials. We establish these endpoints based on guidance from the FDA, including FDA guidance documents applicable to establishing the efficacy, safety and tolerability measures required for approval of products. However, since many of our product candidates utilize new or different mechanisms of action, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our product candidates for approval. The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in clinical trial design, additional data or even further clinical trials before granting approval of our product candidates. We could encounter delays and increased expenses in our clinical trials if the FDA determines that the endpoints established for a clinical trial do not adequately predict a clinical benefit.

We have one product candidate, Prolacria, for which we have received two approvable letters from the FDA. There is no guarantee that the FDA will approve Prolacria and allow Allergan and us to begin selling Prolacria in the United States. It may be necessary to undertake additional Phase 3 clinical trials in support of our NDA for Prolacria and there can be no guarantee that any such additional clinical trials would be successful or that the FDA would approve Prolacria even if such additional clinical trials were successful. Also, if additional Phase 3 clinical trials for Prolacria are required by the FDA, we may decide not to conduct those clinical trials and we would therefore be unable to obtain FDA approval of Prolacria.

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

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses were approximately $20.7 million in the three months ended March 31, 2006, and approximately $58.8 million for the year ended December 31, 2005. We anticipate that our operating expenses in 2006 will increase from our 2005 operating expenses. Our cash, cash equivalents and investments totaled approximately $107.6 million on March 31, 2006. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing collaborations with Allergan and Santen, and any future collaborative programs;

•	Progress by our collaborators;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to SEC investigations;

•	The costs involved in enforcing patent claims and other intellectual property rights including costs associated with enhancing market exclusivity for Elestat; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Elestat and Restasis;

•	The receipt of milestone payments from collaborative agreements;

•	Our ability to obtain approval from the FDA for our first product candidate, Prolacria;

•	Upon any such approval, our ability together with the ability of our marketing partner, Allergan, to generate sufficient sales of Prolacria;

•	Future potential revenue from Santen; and

•	Payments from future collaborators.

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

The market price of our common stock has been volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding our NDA or foreign regulatory equivalent submissions;

•	Announcements made by us concerning results of our clinical trials with Prolacria, denufosol for the treatment of cystic fibrosis, INS50589 Antiplatelet and any other product candidates;

•	Market acceptance and market share of products we co-promote;

•	Duration of market exclusivity of Elestat and Restasis;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions and/or investigations, including our ongoing SEC investigation;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators, including our agreements with Allergan and Santen;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	Litigation;

•	Terrorist attacks; and

•	Military actions.

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

We have experienced significant losses since inception. We incurred net losses of $14.0 million in the three months ended March 31, 2006, and $31.8 million for the year ended December 31, 2005. As of March 31, 2006, our accumulated deficit was approximately $217.0 million. We currently expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of Elestat, Restasis, and Prolacria, if approved by the FDA. It is our understanding that Allergan relies upon an arrangement with a single third party for the manufacture and supply of active pharmaceutical ingredients, or APIs. for Elestat, Restasis, and for Prolacria. Allergan then completes the manufacturing process to yield finished product. In the event such third party was unable to supply Allergan, if such supply was unreasonably delayed, or if Allergan was unable to complete the manufacturing cycle, sales of the product could be adversely impacted, which would result in a reduction in any revenue from product co-promotion received under our agreements with Allergan. In addition, if Allergan or the third party manufacturer do not maintain cGMP compliance, the FDA could require corrective actions or take enforcement actions that could affect production and availability of the product thus adversely affecting sales.

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for Prolacria and denufosol, one vendor as the sole manufacturer for INS50589, and one vendor as the sole manufacturer of epinastine. We intend to contract with these vendors, as necessary, for commercial scale manufacturing of our products where we are responsible for such activities. In the case of Prolacria, we expect Allergan to purchase commercial quantities of bulk APIs from a sole manufacturer, including initial launch quantities should the product candidate receive FDA approval. In addition, if Allergan or the third party manufacturer do not maintain cGMP compliance, the FDA could require corrective actions or take enforcement actions that could affect production and availability of the product thus adversely affecting sales. Although we have identified alternate sources for our product candidates, it would be time consuming and costly to qualify these sources. If our vendors were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

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

A key element in our strategy is to develop and commercialize new ophthalmic and respiratory/allergy products. We are seeking to do so through our internal research programs and through licensing or otherwise acquiring the rights to potential new drugs and drug targets.

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

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have a development collaboration with Santen and development and commercialization collaborations with Allergan. The termination of any collaboration will result in the loss of any unmet development or commercial milestone payments, may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Allergan and Santen may immediately terminate their agreements with us if we breach the applicable agreement and fail to cure the breach within 60 days of being notified of such breach. If we materially breach our co-promotion agreement with Allergan for Elestat, Allergan has the right to terminate the agreement upon 90 days written notice if we fail to cure the breach within that 90 day period. If we do not maintain the Allergan or Santen collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Competitors in our core therapeutic areas include: Alcon, Inc.; ISTA Pharmaceuticals, Inc.; MedPointe Pharmaceuticals; Merck & Co, Inc.; Nascent Pharmaceuticals; Novartis; Otsuka America Pharmaceutical, Inc.; Pfizer, Inc.; Senju Pharmaceutical Co. Ltd.; Sucampo Pharmaceuticals, Inc. (ophthalmic); Chiron Corporation; Corus Pharma Inc.; Genaera Corporation; Genentech, Inc.; Lantibio, Inc.; Predix Pharmaceuticals Holdings, Inc.; Vertex Pharmaceuticals Inc. (cystic fibrosis); AstraZeneca plc; Sanofi-Aventis; Bristol-Myers Squibb Company; Eli Lilly and Company; The Medicines Company; and Portola Pharmaceuticals, Inc. (cardiovascular diseases) AstraZeneca; GlaxoSmithKline; MedPointe Pharmaceuticals; Schering-Plough; and Sanofi-Aventis (allergic rhinitis). Most of these competitors have greater resources than we or our collaborative partners, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations.

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

We have developed a commercialization organization to co-promote Elestat, Restasis, and Prolacria, if approved, but we are dependent on Allergan, or other experienced third parties, to perform or assist us in the marketing, distribution or sale of these products and our product candidates. In addition, we may not identify acceptable partners or enter into favorable agreements with them for our other product candidates. If third parties do not successfully carry out their contractual duties, meet expected sales goals, or maximize the commercial potential of our products, we may be required to hire or expand our own staff and sales force to compete successfully, which may not be possible. If Allergan or other third parties do not perform, or assist us in performing, these functions, it could have an adverse effect on product revenue and our overall operations.

We have had limited experience in sales, marketing or distribution of products.

We have established a sales force to market and distribute Elestat, Restasis as well as other potential products. Although the members of our sales force have had experience in sales with other companies, prior to 2004 we never had a sales force and we may undergo difficulties maintaining the sales force. We have incurred substantial expenses in establishing and maintaining the sales force, including substantial additional expenses for the training and management of personnel and the infrastructure to enable the sales force to be effective. We expect to continue to incur substantial expenses in the future. The costs of maintaining our sales force may exceed our product revenues. We compete with many companies that currently have extensive and well-funded marketing and sales operations. Many of these competing companies have had substantially more experience in, and financial resources for sales, marketing and distribution.

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

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering the products. We intend that Prolacria for the treatment of dry eye disease will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in its licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. In addition, denufosol for the treatment of cystic fibrosis is administered by a standard nebulizer three times a day but patients may prefer a smaller, more portable, hand-held device. Similar challenges may exist in identifying and perfecting convenient methods of administration for our other product candidates.

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of March 31, 2006, there were 42,216,307 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act, unless purchased by our affiliates. In addition, we have the ability to issue additional shares of common stock under an active shelf registration statement, which we filed with the Securities and Exchange Commission on April 16, 2004. Up to 10,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or stock options, stock appreciation rights and stock awards that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our 2005 Equity Compensation Plan. The shares underlying existing stock options and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

As of March 31, 2006, there were outstanding options, which were exercisable to purchase 5,285,713 shares of our common stock. This amount combined with the total common stock outstanding at March 31, 2006 is 47,502,020 shares of common stock. As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time causing fluctuations or reductions in our stock price.

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

Item 5. Other Information

On May 9, 2006, Inspire issued a press release announcing its first quarter 2006 financial results. The press release is attached hereto as Exhibit 99.1.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

10.1**	Development and License Agreement between Inspire Pharmaceuticals, Inc. and Boehringer Ingelheim International GmbH, effective February 17, 2006.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1.	Press Release, dated May 9, 2006, announcing financial results for the first quarter ended March 31, 2006.

**	Confidential treatment has been requested with respect to a portion of this Exhibit.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: May 10, 2006	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer
(principal executive officer)

Date: May 10, 2006	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

10.1**	Development and License Agreement between Inspire Pharmaceuticals, Inc. and Boehringer Ingelheim International GmbH, effective February 17, 2006.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1.	Press Release, dated May 9, 2006, announcing financial results for the first quarter ended March 31, 2006.

**	Confidential treatment has been requested with respect to a portion of this Exhibit.