Form 10-Q
period 2006-06-30
INSPIRE PHARMACEUTICALS INC
filed 2006-08-08
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006, there were 42,237,110 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$38,201	$65,018
Investments	48,547	37,697
Receivables from Allergan	11,295	4,898
Prepaid expenses and other receivables	1,831	2,432
Other assets	207	207

Total current assets	100,081	110,252

Property and equipment, net	2,212	2,181
Investments	12,450	19,608
Other assets	307	405

Total assets	$115,050	$132,446

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,403	$3,460
Accrued expenses	7,593	6,990
Capital leases – current	562	537

Total current liabilities	12,558	10,987

Capital leases – noncurrent	568	855
Other long-term liabilities	1,915	1,915

Total liabilities	15,041	13,757

Commitments and contingencies (See Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 42,237 and 42,211 shares issued and outstanding, respectively	42	42
Additional paid-in capital	322,757	321,984
Accumulated other comprehensive loss	(376)	(327)
Accumulated deficit	(222,414)	(203,010)

Total stockholders’ equity	100,009	118,689

Total liabilities and stockholders’ equity	$115,050	$132,446

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Revenues from product co-promotion	$13,437	$9,607	$17,655	$11,458
Collaborative research agreements	—	—	1,250	—

Total revenue	13,437	9,607	18,905	11,458

Operating expenses:
Research and development	9,173	6,739	18,282	12,791
Selling and marketing	6,457	5,728	13,553	13,097
General and administrative	4,334	2,803	8,780	5,491

Total operating expenses	19,964	15,270	40,615	31,379

Loss from operations	(6,527)	(5,663)	(21,710)	(19,921)

Other income (expense):
Interest income	1,185	1,045	2,393	2,001
Interest expense	(28)	(38)	(58)	(78)
Loss on investments	(7)	—	(29)	—

Other income, net	1,150	1,007	2,306	1,923

Net loss	$(5,377)	$(4,656)	$(19,404)	$(17,998)

Basic and diluted net loss per common share	$(0.13)	$(0.11)	$(0.46)	$(0.43)

Weighted average common shares used in computing basic and diluted net loss per common share	42,220	42,069	42,216	42,003

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(19,404)	$(17,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	103	103
Depreciation of property and equipment	598	550
Loss on disposal of property and equipment	3	5
Loss on investments	29	—
Stock-based compensation expense related to employee stock options	703	—
Changes in operating assets and liabilities:
Receivables from Allergan	(6,397)	(4,198)
Prepaid expenses and other receivables	601	601
Other assets	(5)	(14)
Accounts payable	943	(2,747)
Accrued expenses	603	(595)

Net cash used by operating activities	(22,223)	(24,293)

Cash flows from investing activities:
Purchase of investments	(41,234)	(55,719)
Proceeds from sale of investments	37,464	53,302
Purchase of property and equipment	(633)	(310)
Proceeds from sale of property and equipment	1	1

Net cash used by investing activities	(4,402)	(2,726)

Cash flows from financing activities:
Issuance of common stock, net	70	188
Payments on notes payable and capital lease obligations	(262)	(238)

Net cash used by financing activities	(192)	(50)

Decrease in cash and cash equivalents	(26,817)	(27,069)
Cash and cash equivalents, beginning of period	65,018	100,320

Cash and cash equivalents, end of period	$38,201	$73,251

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

2. Basis of Presentation

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position and operations for the interim periods presented have been made. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options. The calculation of diluted earnings per share for the three months ended June 30, 2006 and 2005 does not include 449 and 639, respectively, and for the six months ended June 30, 2006 and 2005 does not include 455 and 798, respectively, of potential common shares, as their impact would be antidilutive.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006, includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all share-based payments granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS No. 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 4 to the Condensed Financial Statements for a further discussion on stock-based compensation.

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

Significant Customers and Risk

All co-promotion revenues recognized and recorded for the six months ended June 30, 2006 and the year ended 2005, were from one collaborative partner. The Company is entitled to receive co-promotion revenue on “Net Sales” of Elestat and Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products.

Revenue Recognition

The Company recognizes co-promotion revenue based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. Accordingly, the Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company also reduces gross revenues for incentive programs it manages, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

If the annual minimum is not satisfied, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. The Company achieved its annual 2006 net sales target level during the three-month period ended June 30, 2006.

The Company recognizes milestone revenue under its collaborative research and development agreements when Inspire has performed services under such agreements or when Inspire or its collaborative partner has met a contractual milestone triggering a payment to the Company. Non-refundable fees received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of ongoing research and clinical development commitment. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon achievement of development milestones by Inspire or its collaborative partners. The Company recognizes milestone payments as revenues ratably over the period of its research and development commitment. The recognition period begins at the date the milestone is achieved and acknowledged by the collaborative partner, which is generally at the date payment is received from the collaborative partner, and ends on the date that the Company has fulfilled its research and development commitment. This period is based on estimates by management and the progress towards milestones in the Company’s collaborative agreements. The estimate is subject to revision as the Company’s development efforts progress and the Company gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. This may cause the Company’s revenue to fluctuate from period to period. In March 2006, the Company recognized $1,250 of milestone revenue.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $376 and $327 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at June 30, 2006 and December 31, 2005, respectively. Comprehensive loss consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(5,377)	$(4,656)	$(19,404)	$(17,998)
Adjustment for realized losses in net loss	7	—	29	—
Change in unrealized gain/(losses) on investments	(15)	113	(78)	(151)

Total comprehensive loss	$(5,385)	$(4,543)	$(19,453)	$(18,149)

3. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”). FIN No. 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of FIN No. 48 on its financial statements.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

4. Stock-Based Compensation

For the three and six months ended June 30, 2006, the Company recognized total compensation expense of $343 and $703, respectively, related to its two stock option plans, as described later in this note. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below the estimated fair value of the Company’s common stock.

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the six months ended June 30, 2006 included compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payments granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs net of an expected forfeiture rate and recognizes the compensation costs on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term of four years. The Company estimated the forfeiture rate for the six months ended June 30, 2006 based on its historical experience.

As a result of adopting SFAS No. 123(R), the impact to the Company’s net loss for the three and six months ended June 30, 2006, was $343 and $703, respectively, greater than if the Company had continued to account for stock-based compensation under APB No. 25. The stock-based compensation under SFAS No. 123(R) was allocated as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Research and development	$134	$288
Selling and marketing	59	110
General and administrative	150	305

Total stock-based compensation expense	$343	$703

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The pro forma table below reflects net loss and basic and diluted net loss per share for the three and six months ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(4,656)	$(17,998)
Less: Stock-based compensation expense determined under the fair value method for all stock option awards	(3,282)	(5,928)

Pro forma net loss	$(7,938)	$(23,926)

Basic and Diluted net loss per share:
As reported	$(0.11)	$(0.43)
Pro forma	$(0.19)	$(0.57)

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the 2005 Equity Compensation Plan (the “2005 Plan”), that allow for stock options to be granted to directors, employees and consultants. The maximum term for any option grant under the 1995 Plan and the 2005 Plan are ten and seven years, respectively, from the date of the grant. Options granted to employees under both plans generally vest 25% upon completion of one full year from date of grant and on a monthly basis over the following three years. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees. At June 30, 2006, there were 788 and 1,127 options available for grant under the 1995 Plan and 2005 Plan, respectively. Non-qualified stock options and restricted stock may be granted under the 1995 Plan. For the 2005 Plan, both incentive and non-qualified stock options, as well as stock appreciation rights and restricted stock, may be granted. The Board of Directors, or an appropriate committee of the Board of Directors, shall determine the terms, including exercise price and vesting schedule, of all options and other equity arrangements under both plans.

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

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Basis for Fair Value Estimate of Share-Based Payments

In light of the new accounting guidance under SFAS No. 123(R), beginning with the first quarter of 2005, the Company reevaluated and subsequently adjusted its expected volatility assumptions. Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be lower than the historical volatility the Company experienced prior to the commercial activities initiated in the second half of 2003 and the subsequent commencement of co-promotion activities for Elestat and Restasis beginning in fiscal 2004, due to the diversification of operations as well as the additional and ongoing cash flow generated by these activities. The Company now uses a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2005 and the six months ended June 30, 2006. The Company believes this blended volatility rate better reflects the expected volatility of its stock over the expected life of the options. However, actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

Also in 2005, the Company adopted and began granting options under the 2005 Plan. Due to lack of historical data with regards to exercise activity under the 2005 Plan, the Company has adopted a simplified method of calculating the expected life of options for grants made to its employees in accordance with the guidance set forth in SAB No. 107. For options issued to directors under the 2005 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 2005 Plan until such time that adequate historical data is available. For options issued under the 1995 Plan, the Company utilized the historical data available regarding employee and director exercise activity to calculate an expected life of the options. The table below presents the weighted average expected life in years of options granted under the two plans as described above. The risk-free rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant which corresponds with the expected term of the option granted.

The fair value of share-based payments, granted during the period indicated, was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Stock Options for
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.97%	3.87%	4.46%	3.87%
Dividend yield	0%	0%	0%	0%
Expected volatility	79%	78%	79%	78%
Expected life of options (years)	6.1	6.2	4.9	6.0

Weighted average fair value of grants	$3.23	$4.91	$3.34	$5.71

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Stock option activity under both plans as of June 30, 2006, and changes during the six months ended June 30, 2006, are as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,557	$11.38	6.7	$2,628
Granted	758	5.11
Exercised	(27)	2.63
Forfeited/cancelled/expired	(209)	13.30

Outstanding at June 30, 2006	6,079	10.57	6.3	$2,192

Vested and exercisable at June 30, 2006	5,166	11.46	6.2	$2,149

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of stock options exercised for the six months ended June 30, 2006 was $52. Cash received from stock option exercises for the six months ended June 30, 2006 was $70. Due to the Company’s net loss position, no windfall tax benefits have been realized during the six months ended June 30, 2006.

As of June 30, 2006, approximately $2,695 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 3.2 years.

5. Contingencies

Litigation

On February 15, 2005, the first of five identical purported shareholder class action complaints was filed in the United States District Court for the Middle District of North Carolina against the Company and certain of its senior officers. Each complaint alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “‘34 Act”), and Securities and Exchange Commission Rule 10b-5, and focused on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of the Company’s dry eye product candidate, ProlacriaTM (diquafosol tetrasodium). Each complaint sought unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from June 2, 2004 through February 8, 2005.

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint (the “CAC”). The CAC asserts claims against the Company and certain of its present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the ‘34 Act and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in the Company’s securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, the Company and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. The motion is currently pending.

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

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER	CURRENT STATUS IN THE UNITED STATES
Products
Elestat®	Allergic conjunctivitis	Allergan	Co-promoting

Restasis®	Dry eye disease	Allergan	Co-promoting

Product Candidates in Clinical Development
ProlacriaTM (diquafosol tetrasodium)	Dry eye disease	Allergan and Santen Pharmaceutical	Phase 3; Second FDA approvable letter received December 2005

Denufosol tetrasodium (INS37217 Respiratory)	Cystic fibrosis	None	Phase 3

INS50589 Antiplatelet	Acute cardiac care	None	Phase 2; Proof-of-concept clinical trial terminated (1)

Product Candidates in Preclinical Development
Intranasal epinastine	Seasonal allergic rhinitis	Boehringer Ingelheim	Entering Phase 2

Outflow enhancer	Glaucoma	None	Pre-IND

(1)	On August 7, 2006, we terminated our only Phase 2 clinical trial for this program.

We co-promote Elestat and Restasis in the United States under agreements with Allergan, Inc., or Allergan, and we receive co-promotion revenue based upon net sales of these products. Elestat and Restasis are trademarks owned by Allergan.

Our ophthalmic products and product candidates are currently concentrated in the allergic conjunctivitis, dry eye disease and glaucoma indications. Our respiratory/allergy product candidates are currently concentrated in the treatment of respiratory complications of cystic fibrosis and seasonal allergic rhinitis indications. In addition, we also have a product candidate for acute cardiac care that we are currently testing in cardiopulmonary bypass procedures; although, we believe this product candidate could be useful in other cardiovascular indications.

Elestat

Overview. Elestat (epinastine HCl ophthalmic solution) 0.05%, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the prevention of ocular itching associated with allergic conjunctivitis. In December 2003, we entered into an agreement with Allergan to co-promote Elestat in the United States. Under the agreement, we have the responsibility for selling, promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. In addition, we have the right to conduct Phase 4 clinical trials and other studies in collaboration with Allergan relating to Elestat. We receive co-promotion revenue from Allergan on the U.S. net sales of Elestat. Allergan records sales of Elestat and is responsible for other product costs.

Elestat was approved by the U.S. Food and Drug Administration, or FDA, in October 2003 for the prevention of itching associated with allergic conjunctivitis and is indicated for adults and children at least three years old. Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring allergy months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. In February 2004, we launched Elestat in the United States and are promoting it to ophthalmologists, optometrists and allergists. We work with Allergan collaboratively on overall product strategy and management in the United States.

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

Restasis

Overview. Restasis (cyclosporine ophthalmic emulsion) 0.05% is the first approved prescription product in the United States for the treatment of dry eye disease. It is indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca, or dry eye disease. In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize our product candidate, ProlacriaTM (diquafosol tetrasodium), for the treatment of dry eye disease. The agreement also provided us with a royalty on net sales of Allergan’s Restasis and granted us the right to co-promote Restasis in the United States. In December 2002, Restasis was approved for sale by the FDA and Allergan launched Restasis in the United States in April 2003.

In the third quarter of 2003, we exercised our right to co-promote Restasis under our agreement with Allergan. In January 2004, we began co-promotion of Restasis to eye care professionals and allergists in the United States and began receiving co-promotion revenue on net sales of Restasis beginning in April 2004. The manufacture and sale of Restasis is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014.

Collaborative Agreement. In December 2003, we amended our agreement with Allergan to reduce the co-promotion revenue rates that we would receive on net sales of Restasis in exchange for obtaining co-promotion rights to Elestat. The agreement, as it applies to Restasis, will be in effect until all patents relating to Restasis licensed under the agreement have expired. The agreement also provides for early termination under certain circumstances.

For the three and six months ended June 30, 2006, Allergan recognized approximately $66 million and $132 million, respectively, of revenue from net sales of Restasis. In August 2006, Allergan provided revised guidance for 2006 net sales of Restasis to be in the range of $280-300 million.

ProlacriaTM (diquafosol tetrasodium)

Treatment of dry eye disease

Overview. Diquafosol tetrasodium is a dinucleotide that we discovered, which functions as an agonist at the P2Y2 receptor and is being developed for the treatment of dry eye disease. Prolacria, the proposed U.S. tradename for diquafosol tetrasodium ophthalmic solution 2%, stimulates the release of three components of natural tears – mucin, lipids and fluid. To date, we have completed four Phase 3 clinical trials of Prolacria for the treatment of dry eye disease. In total, we have conducted placebo-controlled clinical trials of Prolacria in more than 2,000 subjects.

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

Development Status. In June 2003, we filed a New Drug Application, or NDA, with the FDA for Prolacria for the treatment of dry eye disease. In response to that NDA, we were granted a “Priority Review” designation and subsequently, received an approvable letter in December 2003. In June 2005, we submitted an amendment to our NDA for Prolacria and received a second approvable letter in December 2005. In March 2006, we met with the FDA regarding the second approvable letter. The meeting with the FDA involved a broad discussion of our dry eye clinical program for Prolacria. We have provided information to the FDA and are waiting for their comments. More information may be required in order to facilitate ongoing discussions related to Prolacria.

In addition, our partner, Santen Pharmaceutical Co., Ltd., or Santen, is currently developing diquafosol tetrasodium in Japan. Our development, license and supply agreement with Santen allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries and provides for certain milestones to be earned by us upon completion of or achievement of development milestones by Santen. In March 2006, Santen completed its Phase 2 clinical trial testing of diquafosol tetrasodium in Japan for which we received a milestone payment of $1.25 million. Depending on whether all milestones are achieved, we could receive up to an additional $3.0 million, as well as royalties on net sales of licensed products, if the product candidate is approved for commercialization.

Depending on the outcome of discussions with the FDA regarding the future of the dry eye disease program, estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $1 million to $7 million, depending on whether additional Phase 3 testing is required for approval. This range includes costs for regulatory and consulting activities and for potentially completing one additional Phase 3 clinical trial, salaries for development personnel, and other unallocated development costs, but excludes the cost of pre-launch inventory which is Allergan’s responsibility. Currently, we have not initiated an additional Phase 3 clinical trial for Prolacria and we do not anticipate initiating an additional Phase 3 clinical trial until our discussions with the FDA are complete. Costs of other clinical trials for Prolacria are excluded from this projection. If we are required to do more than one additional Phase 3 clinical trial, our costs will likely be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the ongoing interaction with the FDA and the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with the development of Prolacria and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

Collaborative Agreement. Under our agreement with Allergan, we are responsible for the development of Prolacria. Under this agreement, we have received up-front and milestone payments of $11 million and may receive up to an additional $28 million in milestone payments assuming the successful completion of all remaining milestones under this agreement. We will also receive co-promotion revenue from Allergan on net sales, if any, of Prolacria worldwide, excluding most larger Asian markets. In the third quarter of 2003, we exercised our right under the

Allergan agreement to co-promote Prolacria with Allergan in the United States and expect to begin promoting this product if and when we receive FDA approval and the product is launched. Pursuant to this agreement, Allergan is responsible for obtaining regulatory approval of diquafosol tetrasodium in Europe.

Denufosol tetrasodium (INS37217 Respiratory) for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium (INS37217 Respiratory) as an inhaled product candidate for the treatment of cystic fibrosis. We believe that our product candidate could be the first FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for the treatment of cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA in the United States, and orphan drug status by the European Medicines Agency, or EMEA, in Europe. Denufosol is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through activation of the P2Y2 receptor, we expect denufosol to help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions.

Cystic fibrosis is a life-threatening disease involving a genetic mutation that disrupts the cystic fibrosis transmembrane regulator protein, an ion channel. In cystic fibrosis patients, a defect in this ion channel leads to poorly hydrated lungs and severely impaired mucociliary clearance. Chronic secondary infections invariably occur, resulting in progressive lung dysfunction and deterioration. Respiratory infections and complications account for more than 90% of the mortality associated with this disease. According to the U.S. Cystic Fibrosis Foundation, the median life expectancy for patients is approximately 37 years.

Development Status. We have conducted Phase 1 and Phase 2 clinical trials of denufosol, including three clinical trials in cystic fibrosis patients and various preclinical and toxicology testing. In January 2006, we had an End-of-Phase 2 meeting with the FDA and decided to initiate a Phase 3 program to advance denufosol for the treatment of cystic fibrosis. The focus of our Phase 3 program is to develop denufosol as an early intervention therapy for treatment of patients with mild lung disease (FEV1 (Forced Expiratory Volume in one second) ≥ 75% predicted). According to the Cystic Fibrosis Foundation’s 2004 Patient Registry, approximately two-thirds of cystic fibrosis patients have lung disease defined as mild as measured by the standard pulmonary function test, FEV1 > 70% predicted. In the pediatric population under 18 years of age, approximately 80% of patients have mild or early lung disease.

Based on the End-of-Phase 2 meeting with the FDA, we plan to conduct two pivotal Phase 3 clinical trials in cystic fibrosis patients. The two Phase 3 clinical trials are named TIGER-1 and TIGER-2. The TIGER acronym stands for the “transport of ions to generate epithelial rehydration.” In July 2006, we initiated our TIGER-1 clinical trial, which is designed to be approximately one year in duration, with a 24-week efficacy treatment period, followed by a 24-week safety extension period. The efficacy portion of the clinical trial is designed to be a randomized, double-blind comparison of 60 mg of denufosol to placebo by inhalation three times daily in approximately 350 patients with mild cystic fibrosis lung disease at approximately 70 clinical centers across the United States. We intend to use TIGER-1 to fulfill the long-term safety requirement to study denufosol in a specified number of patients for one year. The primary efficacy endpoint is the change from baseline in FEV1 (in liters) at the 24-week time point. Secondary endpoints include other lung function parameters, pulmonary exacerbations, requirements for concomitant cystic fibrosis medications and quality of life. The clinical trial will enroll cystic fibrosis patients aged five years and above. Use of standard cystic fibrosis therapies approved by the FDA, including dornase alfa, tobramycin, macrolides and digestive enzymes, will be permitted. The use of hypertonic saline will not be permitted in the clinical trial.

We plan to run TIGER-1 and TIGER-2 in parallel, with initiation of TIGER-2 targeted to begin in the first half of 2007, depending upon discussions with the FDA, discussions with the EMEA, and potential partnering of this program. The FDA has indicated that it is not necessary for TIGER-2 to have the identical study duration as TIGER-1. We conducted a meeting with the EMEA in May 2006 and have an additional meeting scheduled in the third quarter of 2006 to discuss our program and to receive feedback on our TIGER-2 protocol, since it may include a number of European clinical sites.

In July 2005, we initiated a two-center, 15 patient pediatric double-blind, randomized, placebo-controlled, 28-day Phase 2 clinical trial in five to seven year-old cystic fibrosis patients and enrollment is now complete. In addition, although not requested by the FDA, we may conduct further clinical trials to evaluate denufosol in patients with lower lung function, to gain a better understanding of the initial dose tolerability of denufosol in a patient population with more significant airflow obstruction.

We recently completed a 52-week inhalation toxicology study in one animal species and expect to submit the final study report to the FDA by the end of 2006. There were no signs of pulmonary or systemic toxicity at doses well above the Phase 3 clinical dose. We expect that the safety margin provided by this study is sufficient to support the completion of the Phase 3 clinical program. In addition, the protocol for a two-year inhalation carcinogenicity study in one animal species is under review at the FDA. This study is expected to be initiated by the end of 2006, following FDA review of the protocol. The time from initiation of the study to receipt of the final study report is expected to be up to three years.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $35 million to $55 million. This estimate includes completing any ongoing or additional Phase 2 clinical trials, conducting two Phase 3 clinical trials and any required toxicology and carcinogenicity studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practice, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory and any potential development milestones payable to the Cystic Fibrosis Foundation Therapeutics, Inc., or the CFFT. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

We intend to have commercial rights for denufosol for the treatment of cystic fibrosis in North America and to secure a corporate partner to develop and commercialize this product candidate outside of North America.

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

In April 2006, we initiated a proof-of-concept Phase 2 clinical trial to evaluate INS50589 Antiplatelet in patients undergoing coronary artery bypass graft, or CABG, surgery utilizing a cardiopulmonary bypass pump. On August 7, 2006, we announced that we terminated this Phase 2 proof-of-concept clinical trial, based on the unanimous recommendation of our independent Data Monitoring Committee, or DMC, following a planned interim safety analysis. The Phase 2 proof-of-concept clinical trial was a randomized, double-blind comparison of three doses of INS50589 Antiplatelet (0.2, 0.5, and 1 mg/kg/hour) to placebo by intravenous infusion and was targeted to enroll approximately 160 subjects undergoing CABG surgery. After the planned interim review of data from 27 patients enrolled and treated in the trial, the DMC recommended that we terminate the trial at all dose levels. Although there were no deaths reported in the trial, the DMC observed a range of bleeding complications.

Once we gain access to the data, we plan to conduct a thorough internal analysis to better understand the findings of the DMC. Based on current information, it is likely that we will reallocate time and capital from the INS50589 Antiplatelet program to key programs in our core therapeutic areas of Ophthalmology and Respiratory/Allergy. If, however, we decide to progress this program, the estimated subsequent costs necessary to submit an NDA for the intravenous formulation of INS50589 Antiplatelet are projected to be in the range of $30 million to $50 million. This estimate includes completing the remaining components of our Phase 2 program, conducting a Phase 3 clinical program, manufacturing INS50589 Antiplatelet for clinical trials and toxicology studies, producing qualification lots consistent with current cGMP standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory. These costs are difficult to estimate and actual costs could be materially different from our estimate. For a detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

In addition to the intravenous formulation of INS50589 Antiplatelet, we have worked on a lead series of orally bioavailable P2Y12 receptor antagonist molecules that have similar properties to INS50589 Antiplatelet. In light of our decision to terminate the Phase 2 proof-of-concept clinical trial on INS50589 Antiplatelet, it is likely that we will reallocate time and capital from our oral antiplatelet program to key programs in our core therapeutic areas of Ophthalmology and Respiratory/Allergy. We are currently unable to reasonably project whether or not we will continue to fund this program, or the future dates and costs that may be associated with clinical trials or a prospective NDA filing.

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

In May 2006, we held a pre-IND meeting with the FDA. Based on this meeting, we plan to submit an IND application for intranasal epinastine in the third quarter of 2006 and begin Phase 2 clinical testing in patients with seasonal allergic rhinitis by the end of 2006. The program will include clinical and toxicology studies to determine the optimal formulation and dose. The initial clinical trial will compare at least two formulations and concentrations over one day. The primary Phase 2 clinical trial is expected to be a 14-day dose-ranging clinical trial in approximately 700 subjects with seasonal allergies. This clinical trial is expected to be performed in subjects exposed to the mountain cedar pollen season in central Texas which typically begins in early December and ends in early February.

Outflow enhancer

As part of the research agreement under the technology licensed from Wisconsin Alumni Research Foundation, or WARF, in 2004, we are working on synthesizing and evaluating compounds that are active in disrupting the acto-cytoskeleton of the trabecular meshwork as potential treatments for glaucoma. The scientific hypothesis is that the mechanism of action may result in reduction of intraocular pressure by affecting the primary outflow pathway for aqueous humor.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005

Revenues

Co-promotion revenues for the three months ended June 30, 2006 were approximately $13.4 million, as compared to approximately $9.6 million for the same period in 2005. Co-promotion revenue for Elestat for the three months ended June 30, 2006 was approximately $9.4 million, as compared to approximately $7.9 million for the same period in 2005, an increase of 19%. The increase in co-promotion revenue for Elestat was primarily due to a strong Spring allergy season and a price increase for Elestat that became effective during the first quarter of 2006. Co-promotion revenue for Restasis for the three months ended June 30, 2006 was approximately $4.0 million, as compared to approximately $1.7 million for the same period in 2005, an increase of 133%. The increase in co-promotion revenue for Restasis was primarily due to increased physician and patient acceptance and usage of Restasis, the only approved prescription product indicated for dry eye disease. In addition there was a scheduled increase of the percentage of net sales of Restasis to which we were entitled which was effective April 2006, as well as a price increase for Restasis that became effective during the first quarter of 2006.

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

During the three months ended June 30, 2006, Elestat was the second most prescribed allergic conjunctivitis product in the United States, based upon prescription volume data as reported by IMS Health, and in our target universe, the top 200 highest prescribing ophthalmologists, optometrists, and allergists in each of our 64 sales territories, Elestat has maintained its market share as measured by total prescriptions filled. Based upon weekly national prescription data from IMS Health for the week ending July 14, 2006, Elestat has a market share of approximately 19% for total prescription volume in our target universe, as compared to approximately 18% for the week ending July 15, 2005. Based upon monthly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions, increased approximately 4% in the three months ended June 30, 2006, as compared to the same period in 2005. For the three months ended June 30, 2006, Elestat represented approximately 9% of the total U.S. allergic conjunctivitis market, as compared to approximately 7% in the same period in 2005.

Since the launch of Elestat, Allergan has secured coverage on formularies of certain commercial and government plans. This coverage allows us to increase and maintain prescription market share, but generally requires price concessions through rebate programs which impact the level of co-promotion revenue that we receive from net sales of Elestat. Due to the large number of competing products in the allergic conjunctivitis market, some of these price concessions have been significant. While both the price of Elestat and the market share for Elestat, in terms of prescriptions, have increased, the associated increase in revenues has been partially offset by higher rebates associated with formulary additions to state Medicaid plans and to a lesser extent to formulary additions on commercial and Medicare Part D plans. Since the beginning of fiscal year 2006 when Medicare Part D became effective, we have experienced a decrease in prescriptions for Elestat reimbursed by state Medicaid programs which were partially offset by an increase of prescriptions reimbursed under Medicare Part D plans and to a lesser extent, commercial plans.

In regards to co-promotion revenue from net sales of Elestat, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. During a fiscal year, we recognize product co-promotion revenue associated with targeted net sales levels for Elestat achieved during that time period and defer revenue in excess of the sales level achieved. During the three month period ended June 30, 2006, we achieved the annual 2006 net sales target level which allowed us to recognize $1.8 million previously deferred 2006 product co-promotion revenue for Elestat.

We began co-promotion activities related to Restasis in January 2004 and began receiving co-promotion revenue in April 2004. All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. Our entitled percentage of net sales of Restasis increased in April 2006 and the next scheduled increase in April 2007 will represent the final increase. Co-promotion revenue from Restasis is becoming a larger component of our total co-promotion revenue. For the three months ended June 30, 2006, co-promotion revenue from Restasis represented approximately 30% of our total co-promotion revenue compared to approximately 18% for the same period in 2005. Allergan has provided guidance for 2006 net sales of Restasis to be in the range of $280-300 million, with Allergan recording approximately $66 million of revenue from net sales of Restasis in the three months ended June 30, 2006, as compared to approximately $46 million for the same period in 2005.

Research and Development Expenses

Research and development expenses were approximately $9.2 million for the three months ended June 30, 2006, as compared to approximately $6.7 million for the same period in 2005. Included in the research and development expenses for the three months ended June 30, 2006, is approximately $134,000 of stock-based compensation expense related to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R) effective January 1, 2006. There is no stock-based compensation expense included in research and development for the three months ended June 30, 2005 due to our use of the modified prospective method of adoption of SFAS No. 123(R).

The increase in research and development expenses for the three months ended June 30, 2006, as compared to the same period in 2005, was primarily due to increased costs incurred for activities in preparation of entering into Phase 3 testing for our cystic fibrosis program, drug substance acquisition costs related to our seasonal allergic rhinitis program using intranasal epinastine, and costs related to our anti-platelet program which included initiating a large Phase 2 clinical trial. In addition, we incurred increased costs for pre-clinical research associated with our glaucoma program. These increases were partially offset by less spending on our dry eye disease program as we continue our discussions with the FDA regarding the future of this program. Although we announced in January 2006 that we were discontinuing the denufosol for retinal disease program and have no plans to conduct further studies of denufosol for the treatment of retinal disease, we continue to incur costs associated with the program as we complete follow-up and certain contractual obligations under the study agreements.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $6.5 million for the three months ended June 30, 2006, as compared to approximately $5.7 million for the same period in 2005. Included in selling and marketing expenses for the three months ended June 30, 2006, is approximately $59,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006. There is no stock-based compensation expense included in selling and marketing for the three months ended June 30, 2005 due to our use of the modified prospective method of adoption of SFAS No. 123(R). The increase in selling and marketing expenses for the three months ended June 30, 2006, as compared to the same period in 2005, resulted primarily from an increase in promotional cost due to the timing of these activities, and increased costs associated with our sales force including increased salary, personnel related expenses and stock-based compensation expense. Following the launch of Elestat and the start of co-promotion activities for both the Elestat and Restasis brands, we continue to adjust the timing and targeting of our advertising, promotional, Phase 4 clinical trials and other commercial activities for Elestat and Restasis based on seasonal trends and other factors.

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

General and Administrative Expenses

General and administrative costs were approximately $4.3 million for the three months ended June 30, 2006, as compared to approximately $2.8 million for the same period in 2005. Included in general and administrative expenses for the three months ended June 30, 2006, is approximately $150,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006. There is no stock-based compensation expense included in general and administrative for the three months ended June 30, 2005 due to our use of the modified prospective method of adoption of SFAS No. 123(R).

The increase in general and administrative expenses for the three months ended June 30, 2006, as compared to the same period in 2005, was primarily due to significantly increased legal and administrative expenses associated with our stockholder litigation and SEC investigation and to a lesser extent increased salary and personnel related expenses, including stock-based compensation expense, business development activities and overall corporate growth. Legal fees increased approximately 312% for the three months ended June 30, 2006, as compared to the same period in 2005, primarily due to the stockholder litigation and SEC investigation. Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance and information systems.

Other Income (Expense)

Other income, net was approximately $1.2 million for the three months ended June 30, 2006, as compared to approximately $1.0 million for the same period in 2005. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on capital lease obligations. The increase in other income for the three months ended June 30, 2006, as compared to the same period in 2005, was primarily due to an increase in interest income resulting from a portfolio mix of higher yielding investments during 2006, and a general increase in the short-term interest rate environment.

Six Months Ended June 30, 2006 and 2005

Revenues

Total revenues were approximately $18.9 million for the six months ended June 30, 2006, as compared to approximately $11.5 million for the same period in 2005. The increase in revenue of approximately $7.4 million, or 65%, was due to increased co-promotion revenue from net sales of Elestat and Restasis in 2006, as compared to 2005, as well as the recognition of a development milestone of $1.25 million for diquafosol tetrasodium from Santen in accordance with our development, license and supply agreement. Co-promotion revenue from net sales of Elestat and Restasis in the six-month period ended June 30, 2006 was approximately $10.7 million and $6.9 million, respectively, as compared to approximately $9.0 million and $2.5 million, respectively, for the same period in 2005. During the six months ended June 30, 2006, Elestat was the second most prescribed allergic conjunctivitis product in the United States, based upon prescription volume data as reported by IMS Health. Based upon monthly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions, increased approximately 5% in the six months ended June 30, 2006, as compared to the same period in 2005. For the six months ended June 30, 2006, Elestat represented approximately 9% of the total U.S. allergic conjunctivitis market, as compared to approximately 7% in the same period in 2005. Co-promotion revenue from Restasis is becoming a larger component of our total co-promotion revenue. For the six months ended June 30, 2006, co-promotion revenue from Restasis represented approximately 40% of our total co-promotion revenue compared to approximately 21% for the same period in 2005. For the six months ended June 30, 2006, Allergan recorded approximately $132 million of revenue from net sales of Restasis, as compared to approximately $84 million for the same period in 2005.

We recognized $1.25 million of milestone revenue under our development, license and supply agreement with Santen. The agreement allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries and provides for certain milestones to be earned by us upon completion of or achievement of development milestones by Santen. In March 2006, Santen completed its Phase 2 clinical trial testing of diquafosol tetrasodium in Japan which entitled us to receive a milestone payment of $1.25 million. Santen is responsible for all development, regulatory submissions, filings and approvals, and the commercialization of potential products in Japan and nine other Asian countries. We could receive additional development milestone payments from Santen of up to $3.0 million, as well as royalties on net sales of diquafosol tetrasodium, if the product candidate is approved for commercialization.

Our future revenue will depend on various factors including the continued commercial success of Elestat and Restasis, pricing, rebates, discounts and returns for both products, coverage and reimbursement under commercial or government plans, our entitled percentage of U.S. net sales of Restasis which will have a final increase in April 2007, seasonality of sales of Elestat and duration of market exclusivity of Elestat and Restasis. If Allergan significantly under-estimates or over-estimates rebate amounts, there could be a material effect on our revenue. In addition, our revenue will also depend on whether we enter additional collaboration agreements, achieve milestones under existing or future collaboration agreements and whether we obtain regulatory approvals for our product candidates.

Research and Development Expenses

Research and development expenses were approximately $18.3 million for the six months ended June 30, 2006, as compared to approximately $12.8 million for the same period in 2005. Included in the research and development expenses for the six months ended June 30, 2006, is approximately $288,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006. There is no stock-based compensation expense included in research and development for the six months ended June 30, 2005 due to our use of the modified prospective method of adoption of SFAS No. 123(R).

The increase in research and development expenses of approximately $5.5 million, or 43%, for the six months ended June 30, 2006, as compared to the same period in 2005, was primarily due to development activities associated with our seasonal allergic rhinitis program using intranasal epinastine, including the payment of a $2.5 million up-front licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim. Excluding the intranasal epinastine program expenses, research and development costs increased by approximately $1.8 million due to increased activities in preparation of entering into Phase 3 testing for our cystic fibrosis program, increased costs for pre-clinical research associated with our glaucoma program, and increased costs related to our anti-platelet program which included initiating a large Phase 2 clinical trial. These increases were partially offset by less spending on our dry eye disease program as we continue our discussions with the FDA regarding the future of this program. Although we announced in January 2006 that we were discontinuing the denufosol for retinal disease program and have no plans to conduct further studies of denufosol for the treatment of retinal disease, we continue to incur costs associated with the program as we complete follow-up and certain contractual obligations under the study agreements.

Our research and development expenses for the six months ended June 30, 2006 and 2005 and from the projects’ inception are shown below (in thousands).

	Six Months Ended June 30,				Cumulative from Inception (October 28, 1993) to June 30, 2006%
	2006	%	2005	%
Denufosol tetrasodium (INS37217 Respiratory) for cystic fibrosis	$5,646	31	$4,357	34	$27,878	15
Intranasal epinastine for seasonal allergic rhinitis (1)	3,744	21	3	—	4,109	2
INS50589 Antiplatelet (2)	2,418	13	1,421	11	11,781	6
Outflow enhancer for glaucoma	1,300	7	91	1	1,866	1
Denufosol tetrasodium (INS37217 Ophthalmic) for retinal disease (3)	896	5	889	7	8,743	5
Prolacria (diquafosol tetrasodium) for dry eye disease	627	3	1,582	13	38,334	20
Other discovery and development costs (4)	3,651	20	4,448	34	97,847	51

Total	$18,282	100	$12,791	100	$190,558	100

(1)	Includes a $2.5 million up-front licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim.
(2)	On August 7, 2006, we terminated our only Phase 2 clinical trial for this program.
(3)	As of June 30, 2006, this program was not in active development.
(4)	Other discovery and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs, discontinued and/or inactive programs. These unallocated costs include personnel costs of our discovery programs, internal and external general research costs and other internal and external costs of other drug discovery and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $13.6 million for the six months ended June 30, 2006, as compared to approximately $13.1 million for the same period in 2005. Included in selling and marketing expenses for the six months ended June 30, 2006, is approximately $110,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006. There is no stock-based compensation expense included in selling and marketing for the six months ended June 30, 2005 due to our use of the modified prospective method of adoption of SFAS No. 123(R). The increase in selling and marketing expenses for the six months ended June 30, 2006, as compared to the same period in 2005, resulted primarily from an increase in promotional cost due to the timing of these activities, and increased costs associated with our sales force including increased salary, personnel related expenses and stock-based compensation expense.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that may immediately precede and follow product launches.

General and Administrative Expenses

General and administrative costs were approximately $8.8 million for the six months ended June 30, 2006, as compared to approximately $5.5 million for the same period in 2005. Included in general and administrative expenses for the six months ended June 30, 2006, is approximately $305,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006. There is no stock-based compensation expense included in general and administrative for the six months ended June 30, 2005 due to our use of the modified prospective method of adoption of SFAS No. 123(R).

The increase in general and administrative expenses of approximately $3.3 million, or 60%, for the six months ended June 30, 2006, as compared to the same period in 2005, was primarily due to significantly increased legal and administrative expenses associated with our stockholder litigation and SEC investigation and to a lesser extent increased salary and personnel related expenses, including stock-based compensation expense, business development activities and overall corporate growth. Legal fees increased approximately 257% for the six months ended June 30, 2006, as compared to the same period in 2005, primarily due to the stockholder litigation and SEC investigation. Future general and administrative expenses will depend on the level of our future research and development and commercialization activities, as well as the level of legal and administrative expenses incurred to resolve our stockholder litigation and SEC investigation. We expect our future professional fees to continue to increase as a result of our stockholder litigation and SEC investigation (See “Litigation” and “SEC Investigation” described elsewhere in this report).

Other Income

Other income, net was approximately $2.3 million for the six months ended June 30, 2006, as compared to approximately $1.9 million for the same period in 2005. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on capital lease obligations. The increase in other income for the six months ended June 30, 2006, as compared to the same period in 2005, was primarily due to an increase in interest income resulting from a portfolio mix of higher yielding investments during 2006, and a general increase in the short-term interest rate environment. Future other income will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through the sale of equity securities, including private sales of preferred stock and public offerings of common stock. We currently receive revenue from co-promotion of Elestat and Restasis, but do not expect this revenue to exceed our 2006 operating expenses.

At June 30, 2006, we had net working capital of approximately $87.5 million, a decrease of approximately $11.8 million from approximately $99.3 million at December 31, 2005. The decrease in working capital was principally due to the use of funds for our normal operating expenses, which exceeded the revenue we recognized. Our principal sources of liquidity at June 30, 2006 were approximately $38.2 million in cash and cash equivalents and approximately $60.3 million in investments which are considered “available-for-sale.”

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

In fiscal year 2006, we expect approximately $31-39 million of revenue and are targeting 2006 operating expenses of approximately $77-86 million. Using the mid-point of our revenue and expense guidance, we expect an average cash burn rate of approximately $4 million per month in 2006. For the six months ended June 30, 2006, our cash, cash equivalents and investments decreased to approximately $99.2 million from approximately $122.3 million at December 31, 2005.

Our expense range includes the expected impact of stock-based compensation expense as required under SFAS No. 123(R). We intend to continue to offer stock options to attract and retain qualified employees and directors and we were required to expense this non-cash cost beginning in the first quarter of 2006. Based upon stock options currently outstanding as well as share-based payments we expect to issue in 2006, and utilizing the valuation model and assumptions consistent with our 2006 quarterly calculations, we project total non-cash stock-based compensation expense to be approximately $2 million for fiscal year 2006. For the six months ended June 30, 2006, we recognized non-cash stock-based compensation expense of approximately $703,000.

We believe our existing cash, cash equivalents and investments will be adequate to satisfy our anticipated working capital requirements through 2007. In order for us to continue operations after that point, we will need to: (1) obtain product candidate approvals, (2) in-license commercial products, (3) out-license rights to our product candidates, and/or (4) raise additional capital through equity or debt financings or from other sources. We have the ability to sell approximately $13.9 million of common stock under an effective shelf registration statement, which we filed with the Securities and Exchange Commission, or SEC, on April 16, 2004. However, additional funding may not be available on favorable terms from any of these sources or at all. Our ability to achieve our operating expense target range is subject to several risks including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates, unanticipated professional fees or settlements associated with our stockholder litigation or SEC investigation and other factors described under the Risk Factors located elsewhere in this report.

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

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of

1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, Inspire and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. The motion is currently pending.

We intend to defend the litigation vigorously. As with any legal proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Moreover, responding to and defending the pending litigation will result in a diversion of management’s attention and resources and an increase in professional fees. We have initiated discussions with our insurance carrier to determine the coverage of costs related to the CAC which may be reimbursed.

SEC Investigation

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation, which we believe relates to trading in our securities surrounding the February 9, 2005 announcement of the results of a Phase 3 clinical trial of our dry eye product candidate, Prolacria, as well as our disclosures regarding this Phase 3 clinical trial. We are continuing to cooperate with the SEC’s ongoing investigation. We cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Responding to this investigation will result in a diversion of management’s attention and resources and an increase in professional fees. We have initiated discussions with our insurance carrier to determine the coverage of costs related to the SEC investigation which may be reimbursed.

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

Revenue Recognition

We recognize co-promotion revenue based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to us by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We also reduce gross revenues for incentive programs we manage, estimating the proportion of sales that are subject to such incentive programs and reducing revenue appropriately. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, we record revenues using a reduced percentage of net sales based upon our level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue.

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

Stock-Based Compensation Expense

As of January 1, 2006, we adopted SFAS No. 123(R), which requires us to measure compensation cost for share-based payment awards at fair value and recognize compensation over the service period for awards expected to vest. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation expense on a straight-line basis over the vesting periods of our awards. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. We use a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to our own historical volatility. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates. We have implemented the modified prospective method in recognizing stock-based compensation expense for fiscal year 2006 upon the adoption of SFAS No. 123(R). Under this method, we are required to record compensation expense for all share-based payments granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. Accordingly, prior period amounts have not been restated. For stock options granted to non-employees, we have recognized compensation expense in accordance with the requirements of SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS No. 123. SFAS No. 123 required that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

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

Impact of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48. FIN No. 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of FIN No. 48 on our financial statements.

We adopted SFAS No. 123(R) effective January 1, 2006, as required, and have incorporated the modified prospective method for recognizing stock-based compensation expense which does not require restated results for prior periods. Under the modified prospective method, stock-based compensation cost recognized for the first six months of 2006 includes: (a) stock-based compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Such amounts are reduced by our estimate of forfeitures of all unvested awards. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107 regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net loss for the three and six months ended June 30, 2006 was approximately $343,000 and $703,000, respectively, greater than if we had continued to account for share-based compensation under APB No. 25. We estimated the fair value of share-based payments granted to employees using the Black-Scholes model and related assumptions, consistent with our fair value estimates made under SFAS No. 123.

As of June 30, 2006, approximately $2.7 million of total unrecognized compensation cost related to the unvested portion of our stock options is expected to be recognized over a weighted-average period of 3.2 years. We currently estimate total stock-based compensation expense to be approximately $2 million in 2006. This estimate is based on the unvested portion of stock options outstanding as of June 30, 2006, as well as the anticipated level of share-based payments granted during the remainder of 2006. However, the actual amount of stock-based compensation expense recognized in the future will largely depend on levels of share-based payments granted in future periods.

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

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital leases and other short-term debt obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At June 30, 2006, our portfolio of available-for-sale investments consisted of approximately $48.6 million of investments maturing within one year and approximately $11.7 million of investments maturing after one year but within 36 months. In addition, we have $515,000 of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $200,000 as of June 30, 2006. This investment is in the form of unregistered preferred stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. The design, monitoring and revision of the system of internal accounting controls involves, among other items, management’s judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the control system is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal accounting controls is periodically reviewed and modified in response to changing conditions. Internal audit consultants regularly monitor the adequacy and effectiveness of internal accounting controls. In addition to the system of internal accounting controls, management maintains corporate policy guidelines that help monitor proper overall business conduct, possible conflicts of interest, compliance with laws and confidentiality of proprietary information. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during such period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, Inspire and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. The motion is currently pending.

We intend to defend the litigation vigorously. As with any legal proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation, which we believe relates to trading in our securities surrounding the February 9, 2005 announcement of the results of a Phase 3 clinical trial of our dry eye product candidate, Prolacria, as well as our disclosures regarding this Phase 3 clinical trial. We are continuing to cooperate with the SEC’s ongoing investigation. We cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made.

Item 1A. Risk Factors

Risk Factors

An investment in the shares of our common stock involves a substantial risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. There are a number of important factors that could cause our actual results to differ materially from those indicated by any forward-looking statements in this document. These factors include, without limitation, the risk factors listed below and other factors presented throughout this document and any other documents filed by us with the SEC.

If the FDA does not conclude that our product candidates meet statutory requirements for safety and efficacy, we will be unable to obtain regulatory approval for marketing in the United States, and if foreign governments do not conclude that our product candidates meet their requirements for marketing, we will be unable to sell those product candidates in those foreign markets.

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market proprietary products. We have not received marketing approval for any of our product candidates, although we are co-promoting two products with Allergan. We have one product candidate, Prolacria, for which we have received two approvable letters from the FDA. There is no guarantee that the FDA will approve Prolacria and allow Allergan and us to begin commercializing Prolacria in the United States. It may be necessary to undertake additional Phase 3 clinical trials in support of our NDA for Prolacria and there can be no guarantee that any such additional clinical trials would be successful or that the FDA would approve Prolacria even if such additional clinical trials were successful. Also, if additional Phase 3 clinical trials for Prolacria are required by the FDA, we may decide not to conduct those clinical trials and we would therefore be unable to obtain FDA approval of Prolacria. Even if we do receive FDA approval for Prolacria, we and Allergan may not be able to successfully commercialize Prolacria in the United States.

In addition to Prolacria, we have other product candidates in clinical development and early stage preclinical product candidates for which a substantial amount of work will be required to advance these product candidates to clinical testing and ultimately to commercial approval. We will have to conduct significant additional development activities, non-clinical and clinical tests and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and clinical testing of our product candidates under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Accordingly, some preclinical candidates may not advance to clinical development. Additionally, companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

•	The drug is not effective or physicians think that the drug is not effective;

•	The measure of efficacy of the drug is not statistically significant compared to placebo;

•	Patients experience severe side effects or serious adverse events during treatment;

•	Patients die during the clinical trial because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

•	Patients do not enroll in the clinical trials at the rate we expect;

•	We decide to modify the drug during testing;

•	Clinical investigator conduct or misconduct leads the FDA to stop the clinical trial or to take other action that could delay or impede progress of a clinical trial;

•	Our commercial partners, or future commercial partners, delay, amend or change our development plan or strategy;

•	We allocate our limited financial and other resources to other clinical programs; and

•	Weather events, natural disasters, malicious activities or other unforeseen events occur.

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

In February 2004, we launched Elestat in the United States. Our agreement with Allergan provides that we have the responsibility for selling, promoting and marketing Elestat in the United States and paying the associated costs. We currently expect revenues from Elestat and Restasis to exceed selling, promoting and marketing expenses associated with co-promotion activities for these products during the year ending December 31, 2006; however, there can be no assurances that revenues associated with such products will exceed the related expenses. Our revenues will be impacted from time to time by the number of formularies upon which these products are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates. Allergan is responsible for determining the formularies upon which the products are listed and making the appropriate regulatory and other filings. Inclusion on certain formularies may require price concessions through rebate programs that impact the level of co-promotion revenue that we receive on a product. The need to give price concessions can be particularly acute where a greater number of competing products are listed on the same formulary. Presently, there are a large number of competing products in the allergic conjunctivitis area. As a result, our revenues from net sales of Elestat have been partially offset by higher rebates associated with formulary additions to state Medicaid plans and to a lesser extent to formulary additions on commercial and Medicare Part D plans.

The commercial marketing exclusivity period for Elestat provided under the Hatch-Waxman Act will expire in October 2008, after which time Elestat could face generic or over-the-counter competition if there is no other intellectual property or marketing exclusivity protection covering Elestat. We are aware that several generic pharmaceutical companies have expressed an intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. While we are exploring various possible forms of additional intellectual property coverage to protect the commercialization of Elestat in the United States, there can be no assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act in October 2008. If and when we experience generic or over-the-counter competition for Elestat, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat are expected to cease, which will materially impact our results of operations and cash flows.

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

We recognize co-promotion revenue based on net sales for Elestat and Restasis as defined in the co-promotion agreements and as reported to us by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy, other accounting policies and the underlying terms of our co-promotion agreements. Allergan’s filings with the SEC indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. All of our co-promotion revenues are currently derived from net sales of Elestat and Restasis as reported to us by Allergan. Management has concluded that our internal control over financial reporting was effective as of June 30, 2006, and these internal controls allow us to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; however, we are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If Allergan’s reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for previous periods.

We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. In the six months ended June 30, 2006, we recognized milestone revenue of $1.25 million from Santen associated with the completion of Phase 2 clinical testing of diquafosol tetrasodium in Japan. We or our collaborative partners did not reach any such contractual milestones in 2004 and 2005. There can be no assurances that we or our collaborative partners will reach any additional contractual milestones during the remaining part of fiscal year 2006 or at any later date.

Additionally, our revenues may fluctuate from period to period due in part to:

•	Fluctuations in sales of Elestat, Restasis and other future licensed or co-promoted products due to competition, manufacturing difficulties, reimbursement and pricing under commercial or government plans, seasonality, or other factors that affect the sales of a product;

•	Deductions from gross sales relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in our agreements, all of which are determined by Allergan and are outside our control;

•	The duration of market exclusivity of Elestat and Restasis;

•	The timing of approvals, if any, for future products;

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	The initiation of new contractual arrangements with other companies;

•	The failure or refusal of a collaborative partner to pay royalties or milestone payments;

•	The expiration or invalidation of our patents or licensed intellectual property; or

•	Fluctuations in foreign currency exchange rates.

Failure to adequately market and commercialize Prolacria will limit our revenues.

If approved by the FDA in the United States and other applicable regulatory authorities outside the United States, the commercial success of Prolacria will largely depend on a number of factors, including the timing and scope of Allergan’s launch into the United States and other major pharmaceutical markets, acceptance by patients and eye care professionals and allergists, the effectiveness of Allergan’s sales and marketing efforts, a knowledgeable sales force, adequate market penetration, reimbursement under commercial or government plans, and any competitors ability to successfully commercialize a dry eye therapy. Accordingly, our revenue on the net sales of Prolacria would be largely dependent on the actions and success of Allergan, over whom we have no control. In the event Prolacria is approved by the FDA, we plan to co-promote Prolacria within the United States; however, Allergan is primarily responsible for launching and marketing Prolacria in the United States and other major worldwide pharmaceutical markets, excluding Asian markets. If Prolacria is not successfully commercialized, our revenues will be limited.

Failure to comply with all applicable regulations, including those that require us to obtain and maintain governmental approvals for our product candidates, may result in fines and restrictions, including the withdrawal of a product from the market.

Pharmaceutical companies are subject to significant regulation by a number of national, state and local agencies, including the FDA. Failure to comply with applicable regulatory requirements could, among other things, result in fines, suspensions or delays of product manufacture or distribution or both, product recalls, delays in marketing activities and sales, withdrawal of marketing approvals, and civil or criminal sanctions including possible exclusion from eligibility for payment of our products by Medicare, Medicaid, and other third party payors.

After initial regulatory approval, the manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review, and later discovery of previously unknown problems with a product, manufacturing process or facility may result in restrictions, including withdrawal of the product from the market. The FDA is permitted to revisit and change its prior determinations and based on new information it may change its position with regard to the safety or effectiveness of our products. The FDA is authorized to impose post-marketing requirements such as:

•	Testing and surveillance to monitor the product and its continued compliance with regulatory requirements;

•	Submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot;

•	Requiring us or our partners to conduct long-term safety studies after approval;

•	Suspending manufacturing;

•	Recalling products;

•	Withdrawing marketing approval;

•	Seizing adulterated, misbranded or otherwise violative products;

•	Seeking to enjoin the manufacture or distribution, or both, of an approved product that is found to be adulterated or misbranded; and

•	Seeking monetary fines and penalties, including disgorgement of profits, if a court finds that we are in violation of applicable law.

Even before any formal regulatory action, we, or our collaborative partners, could voluntarily decide to cease distribution and sale, or recall, any of our products if concerns about safety or effectiveness develop, if certain cGMP deviations are found, or if economic conditions support such action.

In its regulation of advertising, the FDA may issue correspondence to pharmaceutical companies alleging that its advertising or promotional materials are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices and if we were to receive correspondence from the FDA alleging these practices it may be necessary for us to:

•	Incur substantial expenses, including fines, penalties, legal fees and costs to conform to the FDA’s limits on such promotion;

•	Change our methods of marketing and selling products;

•	Take corrective action, which could include placing advertisements or sending letters to physicians rescinding previous advertisements or promotion; or

•	Disrupt the distribution of products and stop sales until we are in compliance with the FDA’s interpretation of applicable laws and regulations.

In addition, in recent years, some alleged violations of FDA requirements regarding off-label promotion of products by manufacturers have been alleged also to violate the federal civil False Claims Act, resulting in substantial monetary settlements. Also, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products. We cannot predict the outcome of such initiatives and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

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

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of

1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, Inspire and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. The motion is currently pending.

We intend to defend the litigation vigorously. No assurance can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of the claims, we could be forced to, among other ramifications, make significant payments to resolve the claims and such payments could have a material adverse effect on our business, future results of operations, financial position and/or cash flows if not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of our success in defending against the litigation, the litigation itself has resulted, and may continue to result, in substantial costs, use of resources and divert the attention of management and other employees which could adversely affect our business.

The investigation by the U.S. Securities and Exchange Commission could have a material adverse effect on our business.

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation, which we believe relates to trading in our securities surrounding our February 9, 2005 announcement of the results of a Phase 3 clinical trial of our dry eye product candidate, Prolacria, as well as our disclosures regarding this Phase 3 clinical trial. We are continuing to cooperate with the SEC’s ongoing investigation. We are unable to predict the outcome of the investigation and no assurance can be made that the investigation will be concluded favorably. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Furthermore, regardless of the outcome of the investigation, the investigation itself has resulted, and may continue to result, in substantial uninsured costs, use of resources and divert the attention of management and other employees which could adversely affect our business.

Recent Medicare prescription drug coverage legislation and future legislative or regulatory reform of the healthcare system may affect our or our partner’s ability to sell products profitably.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, established a new voluntary outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services, or CMS, within the Department of Health and Human Services, or HHS. CMS has issued extensive regulations and other subregulatory guidance documents implementing the new benefit. Moreover, the HHS Office of Inspector General has issued regulations and other guidance in connection with the program. Allergan has contracted with Part D plan sponsors to cover our drugs under the Part D benefit.

The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that our drugs will be offered by drug plans participating under the new Medicare Part D program, that, if covered, the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Elestat and Restasis. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2006 and in future years from the Medicare prescription drug coverage legislation. To the extent that private insurers such as Blue Cross and Blue Shield or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting lower payment. New federal or state drug payment changes or healthcare reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products.

Failure to adequately control compliance with all applicable laws and regulations may adversely affect our business, and we may become subject to investigative or enforcement actions.

There are extensive state, federal and foreign laws and regulations applicable to public pharmaceutical companies engaged in the discovery, development and commercialization of medicinal products. There are laws and regulations that govern areas including financial controls, clinical trials, testing, manufacturing, labeling, safety, packaging, shipping, distribution and promotion of pharmaceuticals, including those governing interactions with prescribers and healthcare professionals in a position to prescribe, recommend, or arrange for the provision of our products. While we have implemented corporate quality, ethics and compliance programs based on current best practices, we cannot guarantee against all possible transgressions. Moreover, pharmaceutical manufacturers in recent years have been the targets of extensive whistleblower actions in which the person bringing an action alleges a variety of violations of the civil False Claims Act, in such areas as pricing practices, off-label product promotion, sales and marketing practices, improper relationships with physicians and other healthcare professionals, and others. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions or other restrictions and litigation. Furthermore, there can be no assurance that we will not be subject to a whistleblower or other investigative or enforcement action at some time in the future.

Since our clinical candidates utilize new or different mechanisms of action and in some cases there may be no regulatory precedents, conducting clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any marketing of our products.

To complete successful clinical trials, our product candidates must demonstrate safety and provide substantial evidence of efficacy, which the FDA evaluates based on the statistical significance of a product candidate meeting predetermined clinical endpoints. The design of clinical trials to establish meaningful endpoints is done in collaboration with the FDA prior to the commencement of clinical trials. We establish these endpoints based on guidance from the FDA, including FDA guidance documents applicable to establishing the efficacy, safety and tolerability measures required for approval of products. However, since many of our product candidates utilize new or different mechanisms of action, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our product candidates for approval. The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in clinical trial design, additional data or even further clinical trials before granting approval of our product candidates. We could encounter delays and increased expenses in our clinical trials if the FDA concludes that the endpoints established for a clinical trial do not adequately predict a clinical benefit.

We have one product candidate for the treatment of dry eye disease, Prolacria, for which we have received two approvable letters from the FDA. However, the FDA has not published guidelines on the approval of a product for the treatment of dry eye disease. Furthermore, to date, only one product, Restasis, has been approved by the FDA for the treatment of dry eye disease, and such product has a different mechanism of action from Prolacria. It may be necessary to undertake additional Phase 3 clinical trials in support of our NDA for Prolacria and there can be no guarantee that any such additional clinical trials would be successful or that the FDA would approve Prolacria even if such additional clinical trials were successful.

We are developing denufosol tetrasodium as an inhaled product designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms by mitigating the underlying ion transport defect in the airways of patients with cystic fibrosis. The FDA has not published guidance on the drug approval process associated with such a product candidate. Furthermore, we are not aware of any FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. We cannot predict or guarantee the outcome or timing of our Phase 3 program for denufosol for cystic fibrosis. A significant amount of work will be required to advance denufosol through clinical testing, including satisfactory completion of additional clinical trials and toxicology and carcinogenicity studies. We may later decide to change the focus of a Phase 3 program. The Phase 3 clinical trials for denufosol for cystic fibrosis may not be successful or unexpected safety concerns may emerge that would negatively change the risk/benefit profile for this product candidate. Even if such clinical trials are successful, we cannot predict when, or if, the FDA or other regulatory authorities will approve denufosol and allow its commercialization.

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

Other activities required before submitting an NDA include regulatory preparation for submission, biostatistical analyses, scale-up synthesis, and validation of commercial product. In addition, prior to product launch, production of a certain amount of commercial grade drug product inventory meeting FDA cGMP standards is required, and the manufacturing facility must pass a pre-approval inspection conducted by the FDA to determine whether the product can be consistently manufactured to meet cGMP requirements and to meet specifications submitted to the FDA.

Also, ongoing development programs and associated costs are subject to frequent, significant and unpredictable changes due to a number of factors, including:

•	Data collected in preclinical or clinical trials may prompt significant changes, delays or enhancements to an ongoing development program;

•	Commercial partners and the underlying contractual agreements may require additional or more involved clinical or preclinical activities;

•	The FDA, or other regulatory authorities, may direct the sponsor to change or enhance its ongoing development program based on developments in the testing of similar compounds or related compounds;

•	Unexpected regulatory requirements, changes in regulatory policy or review standards, or interim reviews by regulatory agencies may cause delays or changes to development programs; and

•	Anticipated manufacturing costs may change significantly due to necessary changes in manufacturing processes, variances from anticipated manufacturing process yields or changes in the cost and/or availability of starting materials, and other costs to ensure the manufacturing facility is in compliance with cGMP requirements and is capable of consistently producing the drug candidate in accordance with established specifications submitted to the FDA.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product candidate development.

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses were approximately $40.6 million in the six months ended June 30, 2006, and approximately $58.8 million for the year ended December 31, 2005. We anticipate that our operating expenses in 2006 will increase from our 2005 operating expenses. Our cash, cash equivalents and investments totaled approximately $99.2 million on June 30, 2006. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing collaborations with Allergan and Santen, and any future collaborative programs;

•	Progress by our collaborators with respect to the development of product candidates;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to SEC investigations;

•	The costs involved in enforcing patent claims and other intellectual property rights including costs associated with enhancing market exclusivity for Elestat; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Elestat and Restasis;

•	The receipt of milestone payments from collaborative agreements;

•	Our ability to obtain approval from the FDA for our first product candidate, Prolacria;

•	Upon any such approval, our ability together with the ability of our marketing partner, Allergan, to generate sufficient sales of Prolacria;

•	Future potential revenue from Santen; and

•	Payments from future collaborators.

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

Delays in patient enrollment can result in increased costs and longer development times. The timing of our Phase 3 program for denufosol for the treatment of cystic fibrosis will be impacted by a number of variables, including clinical development decisions regarding identifying the optimal treatment regimens, patient population, competition for clinical trial participants, approval of other products during our clinical trials, number and length of clinical trials, parallel versus sequential timing of our clinical trials, the exclusion criteria for the clinical trials and use of non-standard therapies such as hypertonic saline. Our cystic fibrosis clinical trials will present some unique challenges due to the early-intervention approach we are taking with regards to the clinical trials. This approach will require studying mild patients and usually younger patients who do not typically participate in clinical trials since new products are generally focused on the sicker patient population. In addition, due to the age group of these mild patients, many will be in school and will be required to take the medication three times a day. Even if we successfully complete clinical trials, we may not be able to submit any required regulatory submissions in a timely manner and we may not receive regulatory approval for the product candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays.

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

The market price of our common stock has been volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding our NDA or foreign regulatory equivalent submissions;

•	Announcements made by us concerning results of our clinical trials with Prolacria, denufosol for the treatment of cystic fibrosis, and any other product candidates;

•	Market acceptance and market share of products we co-promote;

•	Duration of market exclusivity of Elestat and Restasis;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions and/or investigations, including our ongoing SEC investigation;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators, including our agreements with Allergan and Santen;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	FDA approval of other treatments for the same indication as any one of our product candidates;

•	Litigation;

•	Terrorist attacks; and

•	Military actions.

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

We have experienced significant losses since inception. We incurred net losses of approximately $19.4 million in the six months ended June 30, 2006, and approximately $31.8 million for the year ended December 31, 2005. As of June 30, 2006, our accumulated deficit was approximately $222.4 million. We currently expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

•	Timing of regulatory approvals and commercial sales of our product candidates and any co-promotion products;

•	The level of patient demand for our products and any licensed products;

•	Timing of payments to and from licensors and corporate partners;

•	Product candidate development activities in order to achieve regulatory approval;

•	Timing of investments in new technologies and commercial capability;

•	Commercialization activities to support co-promotion efforts; and

•	The costs involved in defending any litigation claims against, or government investigations of, us.

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

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of Elestat, Restasis, and Prolacria, if approved by the FDA. It is our understanding that Allergan relies upon an arrangement with a single third party for the manufacture and supply of active pharmaceutical ingredients, or APIs, for each of Elestat, Restasis, and for Prolacria. Allergan then completes the manufacturing process to yield finished product. In the event such third party was unable to supply Allergan, if such supply was unreasonably delayed, or if Allergan was unable to complete the manufacturing cycle, sales of the product could be adversely impacted, which would result in a reduction in any revenue from product co-promotion received under our agreements with Allergan. In addition, if Allergan or the third party manufacturer do not maintain cGMP compliance, the FDA could require corrective actions or take enforcement actions that could affect production and availability of the product thus adversely affecting sales.

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

We have no experience or capabilities to conduct the large-scale manufacture of any of our product candidates. We do not currently expect to engage directly in the manufacturing of drug substance or drug products, but instead intend to contract with third parties to accomplish these tasks. With the exception of Santen, for which we are required to supply bulk APIs, all of our partners are responsible for making their own arrangements for the manufacture of drug products, including arranging for the manufacture of bulk APIs. Our dependence upon third parties for the manufacture of both drug substance and finished drug products that remain unpartnered may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our revenues. If we, or our partners, are unable to engage or retain third party manufacturers on commercially acceptable terms, our products may not be commercialized as planned. Our strategy of relying on third parties for manufacturing capabilities presents the following risks:

•	The manufacturing processes for most of our APIs have not been validated at the scale required for commercial sales;

•	Delays in scale-up to commercial quantities and any change at the site of manufacture could delay clinical trials, regulatory submissions and ultimately the commercialization of our products;

•	Manufacturers of our products are subject to the FDA’s cGMP regulations, and similar foreign standards that apply, and we do not necessarily have full control over compliance with these regulations by third party manufacturers;

•	The FDA must inspect a facility to confirm cGMP compliance and adherence to the specifications submitted to the FDA before an NDA is approved and the facility is subject to ongoing post-approval FDA inspections to ensure continued compliance with cGMP regulations;

•	If the manufacturing facility does not maintain cGMP compliance after NDA approval, the FDA has the authority to seize product produced under such conditions and may seek to enjoin further manufacture and distribution, as well as other equitable remedies such as mandatory recall;

•	Without satisfactory long-term agreements with manufacturers, we will not be able to develop or commercialize our product candidates as planned or at all;

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates; and

•	If we are unable to engage or retain an acceptable third party manufacturer for any of our product candidates, we would either have to develop our own manufacturing capabilities or delay the development of such product candidate.

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

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have a development collaboration with Santen, development and commercialization collaborations with Allergan, and a development and license collaboration with Boehringer Ingelheim. The termination of any collaboration will result in the loss of any unmet development or commercial milestone payments, may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Allergan, Santen and Boehringer Ingelheim may immediately terminate their agreements with us if we breach the applicable agreement and fail to cure the breach within 60 days of being notified of such breach. If we materially breach our co-promotion agreement with Allergan for Elestat, Allergan has the right to terminate the agreement upon 90 days written notice if we fail to cure the breach within that 90 day period. If we do not maintain the Allergan or Santen collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us.

Our current or any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market products outside North America without a collaborative partner or outside our therapeutic areas of focus. We are currently pursuing the out-licensing of certain rights related to our cystic fibrosis and platelet programs. We may be unsuccessful in out-licensing these programs or we may out-license these programs on terms that are not favorable to us. We will continue to depend on collaborators and contractors for the preclinical study and clinical development of therapeutic products and for manufacturing and marketing of products which result from our technology. Our agreements with collaborators typically allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the preclinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our research programs.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Competitors in our core therapeutic areas include: Alcon, Inc.; ISTA Pharmaceuticals, Inc.; MedPointe Pharmaceuticals; Merck & Co, Inc.; Nascent Pharmaceuticals; Novartis; Otsuka America Pharmaceutical, Inc.; Pfizer, Inc.; Senju Pharmaceutical Co. Ltd.; Sucampo Pharmaceuticals, Inc. (ophthalmic); Chiron Corporation/Novartis; Corus Pharma Inc./Gilead Sciences, Inc.; Genaera Corporation; Genentech, Inc.; Lantibio, Inc.; Predix Pharmaceuticals Holdings, Inc.; Vertex Pharmaceuticals Inc. (cystic fibrosis); AstraZeneca plc; Sanofi-Aventis; Bristol-Myers Squibb Company; Eli Lilly and Company; The Medicines Company; and Portola Pharmaceuticals, Inc. (cardiovascular diseases) AstraZeneca; GlaxoSmithKline; MedPointe Pharmaceuticals; Schering-Plough; and Sanofi-Aventis (allergic rhinitis). Most of these competitors have greater resources than we or our collaborative partners, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations.

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

We have had limited experience in sales and marketing of products.

We have established a sales force to market Elestat, Restasis as well as other potential products. Although the members of our sales force have had experience in sales with other companies, prior to 2004 we never had a sales force and we may undergo difficulties maintaining the sales force. We have incurred substantial expenses in establishing and maintaining the sales force, including substantial additional expenses for the training and management of personnel and the infrastructure to enable the sales force to be effective and compliant with the multiple laws and regulations affecting sales and promotion of Elestat and Restasis. We expect to continue to incur substantial expenses in the future. The costs of maintaining our sales force may exceed our product revenues. We compete with many companies that currently have extensive and well-funded marketing and sales operations. Many of these competing companies have had substantially more experience in, and financial resources for sales and marketing.

Failure to hire and retain key personnel or to identify, appoint and elect qualified directors, may hinder our product development programs and our business efforts.

We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President and Chief Executive Officer and a director, and Thomas R. Staab, II, our Chief Financial Officer and Treasurer. If these people leave us, we may have difficulty conducting our operations. We have not entered into agreements with any officers or any other members of our management and scientific staff that bind them to a specific period of employment. We also depend upon the skills and guidance of the independent members of our Board of Directors. While our Board of Directors has instituted succession planning steps to identify qualified board candidates to fill open board seats, there can be no assurance that we can identify, appoint and elect qualified candidates to serve as members of the Board of Directors. We presently have one vacancy on our Board of Directors. Although we have retained a search firm to aid us in identifying a qualified candidate to fill such vacancy and serve on our Board of Directors, we have not yet filled the vacancy. Our future success will depend in part on our ability to attract, hire or appoint, and retain additional personnel skilled or experienced in the pharmaceutical industry. There is intense competition for such qualified personnel. We may not be able to attract and retain such personnel.

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

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering the products. For example, we intend that Prolacria will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in its licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. In addition, denufosol for the treatment of cystic fibrosis is administered by a standard nebulizer three times a day but patients may prefer a smaller, more portable, hand-held device. Similar challenges may exist in identifying and perfecting convenient methods of administration for our other product candidates.

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

While we currently have insurance for our business, property, directors and officers, and our products, insurance is increasingly more costly and narrower in scope, and we may be required to assume more risk in the future. If we are subject to claims or suffer a loss or damage in excess of our insurance coverage, we will be required to share that risk in excess of our insurance limits. If we are subject to claims or suffer a loss or damage that is outside of our insurance coverage, we may incur significant uninsured costs associated with loss or damage that could have an adverse effect on our operations and financial position. We have initiated discussions with our insurance carrier to determine the coverage of costs relating to the CAC and the SEC investigation. Furthermore, any claims made on our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs or at all.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of June 30, 2006, our current 5% stockholders and their affiliates beneficially owned approximately 50% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our amended and restated certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales by stockholders into the public market may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of June 30, 2006, there were 42,237,110 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act, unless purchased by our affiliates. In addition, we have the ability to issue additional shares of common stock under an active shelf registration statement, which we filed with the SEC on April 16, 2004. Up to 10,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or stock options, stock appreciation rights and stock awards that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our 2005 Equity Compensation Plan. The shares underlying existing stock options and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

If some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of June 30, 2006, our 6 largest stockholders and their affiliates beneficially owned approximately 50% of our outstanding common stock.

Further, we may issue additional shares:

•	To employees, directors and consultants;

•	In connection with corporate alliances;

•	In connection with acquisitions; and

•	To raise capital.

As of June 30, 2006, there were outstanding options, which were exercisable to purchase 5,166,081 shares of our common stock. This amount combined with the total common stock outstanding at June 30, 2006 is 47,403,191 shares of common stock. As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time causing fluctuations or reductions in our stock price.

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

Item 4. Submission of Matters to a Vote of Security Holders

On June 13, 2006, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1. Election of two directors (there were no abstentions or broker non-votes in connection with the election of directors).

	For:	Withheld:
Alan F. Holmer	37,531,207	245,891
William R. Ringo, Jr.	37,436,182	340,916

2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 (there were no broker non-votes in connection with the ratification of our independent registered public accounting firm).

For:	Against:	Abstain:
37,751,239	19,129	6,730

3. Approval of a proposal to amend and restate our Restated Certificate of Incorporation to increase the total authorized shares of common stock, par value $0.001 per share, of the Company from 60,000,000 to 100,000,000 (there were no broker non-votes in connection with the approval of our Amended and Restated Certificate of Incorporation).

For:	Against:	Abstain:
35,626,793	2,134,507	15,798

Item 5. Other Information

On August 8, 2006, Inspire issued a press release announcing its second quarter 2006 financial results. The press release is attached hereto as Exhibit 99.1.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated August 8, 2006, announcing financial results for the second quarter ended June 30, 2006.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: August 8, 2006	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer
(principal executive officer)

Date: August 8, 2006	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and
chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated August 8, 2006, announcing financial results for the second quarter ended June 30, 2006.