Form 10-Q
period 2006-09-30
INSPIRE PHARMACEUTICALS INC
filed 2006-11-07
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, there were 42,238,355 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$36,818	$65,018
Investments	50,087	37,697
Receivables from Allergan	9,602	4,898
Prepaid expenses and other receivables	2,495	2,432
Other assets	207	207

Total current assets	99,209	110,252

Property and equipment, net	1,961	2,181
Investments	8,713	19,608
Other assets	240	405

Total assets	$110,123	$132,446

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,570	$3,460
Accrued expenses	8,507	6,990
Notes payable and capital leases	1,287	537

Total current liabilities	14,364	10,987

Capital leases – noncurrent	419	855
Other long-term liabilities	1,915	1,915

Total liabilities	16,698	13,757

Commitments and contingencies (See Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 42,238 and 42,211 shares issued and outstanding, respectively	42	42
Additional paid-in capital	323,179	321,984
Accumulated other comprehensive loss	(207)	(327)
Accumulated deficit	(229,589)	(203,010)

Total stockholders’ equity	93,425	118,689

Total liabilities and stockholders’ equity	$110,123	$132,446

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
Revenues from product co-promotion	$9,702	$6,562	$27,357	$18,020
Collaborative research agreements	—	—	1,250	—

Total revenue	9,702	6,562	28,607	18,020

Operating expenses:
Research and development	8,209	6,672	26,491	19,463
Selling and marketing	6,210	5,063	19,763	18,160
General and administrative	3,633	2,672	12,413	8,163

Total operating expenses	18,052	14,407	58,667	45,786

Loss from operations	(8,350)	(7,845)	(30,060)	(27,766)

Other income (expense):
Interest income	1,203	1,129	3,596	3,130
Interest expense	(28)	(36)	(86)	(114)
Loss on investments	—	—	(29)	—

Other income, net	1,175	1,093	3,481	3,016

Net loss	$(7,175)	$(6,752)	$(26,579)	$(24,750)

Basic and diluted net loss per common share	$(0.17)	$(0.16)	$(0.63)	$(0.59)

Weighted average common shares used in computing basic and diluted net loss per common share	42,238	42,188	42,223	42,066

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(26,579)	$(24,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	155	155
Depreciation of property and equipment	914	836
Loss on disposal of property and equipment	3	17
Loss on investments	29	—
Stock-based compensation expense	1,120	—
Changes in operating assets and liabilities:
Receivables from Allergan	(4,704)	(2,996)
Prepaid expenses and other receivables	(63)	(241)
Other assets	10	(14)
Accounts payable	1,110	(2,969)
Accrued expenses	1,517	(668)

Net cash used by operating activities	(26,488)	(30,630)

Cash flows from investing activities:
Purchase of investments	(45,778)	(124,185)
Proceeds from sale of investments	44,374	99,906
Purchase of property and equipment	(698)	(401)
Proceeds from sale of property and equipment	1	1

Net cash used by investing activities	(2,101)	(24,679)

Cash flows from financing activities:
Issuance of common stock, net	75	786
Proceeds from issuance of notes payable	782	—
Payments on notes payable and capital lease obligations	(468)	(361)

Net cash provided by financing activities	389	425

Decrease in cash and cash equivalents	(28,200)	(54,884)
Cash and cash equivalents, beginning of period	65,018	100,320

Cash and cash equivalents, end of period	$36,818	$45,436

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

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through the end of 2007. Continuation of its operations beyond 2007 will require the Company to: (1) obtain product candidate approvals, (2) in-license commercial products, (3) out-license rights to its product candidates, and/or (4) raise additional capital through equity or debt financings or from other sources. The Company began receiving revenue from its co-promotion of Elestat® (epinastine HCl ophthalmic solution) 0.05% and Restasis® (cyclosporine ophthalmic emulsion) 0.05% in 2004, but will continue to incur operating losses until co-promotion and/or product revenues reach a level sufficient to support ongoing operations. Elestat and Restasis are trademarks owned by Allergan, Inc. (“Allergan”).

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are only paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended September 30, 2006 and 2005 does not include 495 and 679, respectively, and for the nine months ended September 30, 2006 and 2005 does not include 468 and 759, respectively, of potential common shares, as their impact would be antidilutive.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Stock-Based Compensation

Effective January 1, 2006, the Company has adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006, includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all share-based payments granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally three to five years. Prior to the adoption of SFAS No. 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 4 to the Condensed Financial Statements for a further discussion on stock-based compensation.

Risks from Third Party Manufacturing Concentration

The Company relies on single source manufacturers for each of its product candidates. In addition, Allergan is responsible for the manufacturing of both Elestat and Restasis and relies on single source manufacturers for the active pharmaceutical ingredients in both products, which are co-promoted by the Company. Accordingly, delays in the manufacture of any product or product candidate could adversely impact the marketing of the Company’s products or the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacture of products for which it will receive revenue and the overall product supply chain.

Significant Customers and Risk

All co-promotion revenues recognized and recorded for the nine months ended September 30, 2006 and the year ended 2005, were from one collaborative partner. The Company is entitled to receive co-promotion revenue on “Net Sales” of Elestat and Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products.

Revenue Recognition

The Company records all its revenue from product co-promotion activities and collaborative research agreements in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

The Company recognizes co-promotion revenue based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. The Company actively promotes both Elestat and Restasis through its commercial organization and shares in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, the Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which it has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s net sales for both Elestat and Restasis, reported to Inspire by Allergan, as co-promotion revenue. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health, an independent provider of pharmaceutical data. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Elestat and Restasis. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. In each of the nine months ended September 30, 2006 and 2005, the amount of rebates associated with the Company’s incentive programs was less than one-half of one percent of co-promotion revenues. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. The Company achieved its annual 2006 net sales target level during the three-month period ended June 30, 2006.

The Company recognizes revenue under its collaborative research and development agreements when it has performed services under such agreements or when the Company or its partner have met a contractual milestone triggering a payment to the Company. The Company recognizes revenue from its research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by the Company’s management and the progress towards agreed upon development events as set forth in the collaborative agreements. These estimates are subject to revision as the Company’s development efforts progress and it gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by its collaborative partners or the Company. This milestone revenue is recognized upon the achievement and acknowledgement of the Company’s collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. In March 2006, the Company recognized $1,250 of milestone revenue.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $207 and $327 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at September 30, 2006 and December 31, 2005, respectively. Comprehensive loss consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(7,175)	$(6,752)	$(26,579)	$(24,750)
Adjustment for realized losses in net loss	—	—	29	—
Change in unrealized gain/(losses) on investments	169	(155)	91	(306)

Total comprehensive loss	$(7,006)	$(6,907)	$(26,459)	$(25,056)

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

3. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

Also in September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact at adoption on its financial statements or related disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”). FIN No. 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of FIN No. 48 on its related disclosures.

4. Stock-Based Compensation

For the three and nine months ended September 30, 2006, the Company recognized total compensation expense of $417 and $1,120, respectively, related to its two equity compensation plans, as described later in this note. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below the estimated fair value of the Company’s common stock.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 included compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payments granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs net of an expected forfeiture rate and recognizes the compensation costs on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally three to five years. The Company estimated the forfeiture rate for the nine months ended September 30, 2006 based on its historical experience.

As a result of adopting SFAS No. 123(R), the impact to the Company’s net loss for the three and nine months ended September 30, 2006, was $385 and $1,088, respectively, greater than if the Company had continued to account for stock-based compensation under APB No. 25 for its stock options. Total stock-based compensation, including compensation expense associated with restricted stock units issued in July 2006, was allocated as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Research and development	$166	$454
Selling and marketing	77	187
General and administrative	174	479

Total stock-based compensation expense	$417	$1,120

The pro forma table below reflects net loss and basic and diluted net loss per share for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(6,752)	$(24,750)
Less: Stock-based compensation expense determined under the fair value method for all stock option awards	(2,451)	(8,379)

Pro forma net loss	$(9,203)	$(33,129)

Basic and Diluted net loss per share:
As reported	$(0.16)	$(0.59)
Pro forma	$(0.22)	$(0.79)

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, employees and consultants. Non-qualified stock options and restricted stock may be granted under the 1995 Plan. For the 2005 Plan, both incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and restricted stock units, may be granted. The Board of Directors, or an appropriate committee of the Board of Directors, shall determine the terms, including exercise price and vesting schedule, of all options and other equity arrangements under both plans. The maximum term for any option grant under the 1995 Plan and the 2005 Plan are ten and seven years, respectively, from the date of the grant. Prior to July 2006, options granted to employees under both plans generally vested 25% upon completion of one full year from date of grant and on a monthly basis over the following three years of their employment and the term of the options was the maximum permitted under the applicable plan. Beginning in July 2006, the Compensation Committee of the Company’s Board of Directors authorized stock option grants with a three year vesting period and a maximum term of five years for all future issuances to non-executive employees. Under these new terms, options granted to non-executive employees will vest 33% upon completion of one full year from date of grant and on a monthly basis over the following two years of their employment. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

Also in July 2006, the Compensation Committee authorized the issuance of restricted stock units to each of the Company’s executive officers. The restricted stock units vest annually over five years from the date of grant or earlier upon the event of change in control. Any restricted stock units that have not vested at the time of termination of service to the Company are forfeited. The restricted stock units do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding until conversion. The total number of restricted stock units granted was 195 and will convert into an equivalent number of shares of common stock upon vesting.

At September 30, 2006, there were 866 and 285 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

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

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Basis for Fair Value Estimate of Share-Based Payments

In light of the new accounting guidance under SFAS No. 123(R), beginning with the first quarter of 2005, the Company reevaluated and subsequently adjusted its expected volatility assumptions. Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be lower than the historical volatility the Company experienced prior to the commercial activities initiated in the second half of 2003 and the subsequent commencement of co-promotion activities for Elestat and Restasis beginning in fiscal 2004, due to the diversification of operations as well as the additional and ongoing cash flow generated by these activities. The Company now uses a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2005 and the nine months ended September 30, 2006. The Company believes this blended volatility rate better reflects the expected volatility of its stock over the expected life of the options. However, actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

Also in 2005, the Company adopted and began granting options under the 2005 Plan. Due to lack of historical data with regards to exercise activity under the 2005 Plan, the Company has adopted a simplified method of calculating the expected life of options for grants made to its employees in accordance with the guidance set forth in SAB No. 107. For options issued to directors under the 2005 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 2005 Plan until such time that adequate historical data is available. For options issued under the 1995 Plan, the Company utilized the historical data available regarding employee and director exercise activity to calculate an expected life of the options. The table below presents the weighted average expected life in years of options granted under the two plans as described above. The risk-free rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds with the expected term of the option granted.

The fair value of share-based payments, granted during the period indicated, was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Stock Options for
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.78%	4.04%	4.61%	4.01%
Dividend yield	0%	0%	0%	0%
Expected volatility	80%	79%	80%	79%
Expected life of options (years)	3.8	4.6	4.4	4.8

Weighted average fair value of grants (per option)	$2.96	$5.99	$3.16	$5.94

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Stock option activity under both plans as of September 30, 2006, and changes during the nine months ended September 30, 2006, are as follows:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,557	$11.38	6.7	$2,628
Granted	1,432	5.03
Exercised	(28)	2.69
Forfeited/cancelled/expired	(313)	13.17

Outstanding at September 30, 2006	6,648	$9.96	6.0	$2,719

Vested and exercisable at September 30, 2006	5,132	$11.35	5.9	$2,542

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. These amounts change based on the fair market value of the Company’s stock. Total intrinsic value of stock options exercised for the nine months ended September 30, 2006 was $54. Cash received from stock option exercises for the nine months ended September 30, 2006 was $75. Due to the Company’s net loss position, no windfall tax benefits have been realized during the nine months ended September 30, 2006.

As of September 30, 2006, approximately $3,991 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 3.2 years.

The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the restricted stock units had a fair value of $811. As of September 30, 2006, there was $780 of unrecognized share-based compensation expense related to unvested restricted stock unit awards, which is expected to be recognized over the next 4.8 years.

5. Contingencies

Litigation

On February 15, 2005, the first of five identical purported shareholder class action complaints was filed in the United States District Court for the Middle District of North Carolina against the Company and certain of its senior officers. Each complaint alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “‘34 Act”), and Securities and Exchange Commission Rule 10b-5, and focused on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of the Company’s dry eye product candidate, Prolacria™ (diquafosol tetrasodium). Each complaint sought unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from June 2, 2004 through February 8, 2005.

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint (the “CAC”). The CAC asserts claims against the Company and certain of its present or former senior officers or directors. The CAC asserts claims under sections

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

10(b) and 20(a) of the ‘34 Act and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in the Company’s securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, the Company and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. Briefing on that motion is now complete and it is currently pending before the court.

The Company intends to defend the litigation vigorously. As with any legal proceeding, the Company cannot predict with certainty the eventual outcome of these pending lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

SEC Investigation

On August 30, 2005, the SEC notified the Company that the SEC is conducting a formal, nonpublic investigation which the Company believes relates to its Phase 3 clinical trial of the Company’s dry eye product candidate, Prolacria™. On October 19, 2006, the Company received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. The Company’s Chief Executive Officer and its Executive Vice President, Operations and Communications, also received Wells Notices.

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against the Company and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, the Company and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. The Company and the officers receiving these notices will be preparing submissions in response to the Wells Notices and may seek a further meeting with the SEC staff.

The Company cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made.

6. Subsequent Events

On October 31, 2006, the Company entered into a licensing agreement with FAES Farma, S.A. (“FAES”) for the U.S. and Canadian development and commercialization of bilastine, a Phase 3 oral antihistamine compound for the treatment or prevention of allergic rhinitis.

Under the terms of the agreement, the Company has acquired exclusive rights to further develop and commercialize formulations of bilastine in the United States and Canada, as well as the exclusive right to develop and commercialize the ocular formulation worldwide, excluding Spain, Portugal, Guatemala, Belize, El Salvador, Honduras, Nicaragua, Costa Rica, Panama and the countries of South America. The agreement provides that the Company will pay FAES an upfront license fee of $7,000 and up to an additional $82,000 of payments, contingent upon achievement of various development, regulatory and sales-based milestone events. The Company will also pay a royalty of either 14% or 16% based on the amount of annual net sales of the oral formulations of bilastine in the United States and Canada and 10% on ocular formulations of bilastine in the ocular territory described above, if approved by regulatory authorities. Under the terms of the agreement, the Company’s obligation to pay royalties to FAES is subject to annual minimum royalty payments which commence on the first quarter start date that is at least one year after receipt of regulatory approval of the oral tablet formulation of bilastine for the treatment and prevention of allergic rhinitis. Additionally, the Company granted to FAES a right of first negotiation for commercialization in Spain and Portugal of its cystic fibrosis development compound, denufosol tetrasodium, if the Company chooses to out-license the cystic fibrosis product on a regional basis. Unless terminated earlier upon mutual written consent, voluntary termination or material breach, the term of the agreement will expire upon the later to occur of the expiration of the Company’s or FAES’ obligation to make royalty payments under the agreement. The Company retains the right to terminate the agreement on a partial, product-by-product basis or entirely on the earlier of May 31, 2007 or upon receipt of results of certain studies, with a complete termination requiring 90 or 180 day advance written notice to FAES (depending upon whether the Company has begun commercial sales of bilastine-based products).

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

Our revenues are difficult to predict and depend on several factors. Our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our co-promotion agreements. Our co-promotion revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion revenues are the extent and effectiveness of Allergan’s sales and marketing efforts as well as our own sales and marketing efforts, coverage and reimbursement under Medicare Part D and the marketing and sales activities of competitors, among others. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our partners.

Our operating expenses are also difficult to predict and depend on several factors. Research and development expenses, including expenses for drug synthesis and manufacturing, preclinical testing and clinical research activities, depend on the ongoing requirements of our drug development programs, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses (in part by accelerating or decelerating preclinical testing), other discovery and basic research activities, and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. In addition, we have incurred and expect to incur significant general and administrative expenses as we work to resolve our current stockholder litigation and SEC investigation. Once again, management may in some cases be able to control the timing and magnitude of these expenses.

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

OVERVIEW

We are a biopharmaceutical company dedicated to discovering, developing and commercializing prescription pharmaceutical products in disease areas with significant commercial potential or unmet medical needs. Our goal is to build and commercialize a sustainable pipeline of new treatments based upon our technical and scientific expertise, focusing in the ophthalmic and respiratory/allergy therapeutic areas. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER	CURRENT STATUS IN THE UNITED STATES
Products
Elestat®	Allergic conjunctivitis	Allergan	Co-promoting

Restasis®	Dry eye disease	Allergan	Co-promoting

Product Candidates in Clinical Development
Prolacria™ (diquafosol tetrasodium)	Dry eye disease	Allergan and Santen Pharmaceutical	Phase 3; Second FDA approvable letter received December 2005

Denufosol tetrasodium (INS37217 Respiratory)	Cystic fibrosis	None	Phase 3

Bilastine oral tablet	Allergic rhinitis	FAES Farma	Phase 3(1)

Epinastine nasal spray	Seasonal allergic rhinitis	Boehringer Ingelheim	Phase 2

INS115644 for Glaucoma	Glaucoma	Wisconsin Alumni Research Foundation	IND

INS50589 Antiplatelet	Acute cardiac care	None	Development Terminated(2)

(1)	On October 31, 2006, we entered into a licensing agreement with FAES Farma, S.A., for the United States and Canadian development and commercialization of bilastine, a Phase 3 oral antihistamine compound for the treatment or prevention of allergic rhinitis.
(2)	On August 7, 2006, we terminated our only Phase 2 clinical trial for this program.

We co-promote Elestat and Restasis in the United States under agreements with Allergan, Inc., or Allergan, and we receive co-promotion revenue based upon Allergan’s net sales of these products. Elestat and Restasis are trademarks owned by Allergan.

Our ophthalmic products and product candidates are currently concentrated in the allergic conjunctivitis, dry eye disease and glaucoma indications. Our respiratory/allergy product candidates are currently concentrated in the treatment of respiratory complications of cystic fibrosis and seasonal allergic rhinitis indications.

Elestat

Overview. Elestat (epinastine HCl ophthalmic solution) 0.05%, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the prevention of ocular itching associated with allergic conjunctivitis. In December 2003, we entered into an agreement with Allergan to co-promote Elestat in the United States. Under the agreement, we have the responsibility for promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. In addition, we have the right to conduct Phase 4 clinical trials and other studies in collaboration with Allergan relating to Elestat. We receive co-promotion revenue from Allergan on its U.S. net sales of Elestat. Allergan records sales of Elestat and is responsible for other product costs.

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

Co-Promotion Agreement. Under the terms of the agreement, we paid Allergan an up-front payment and Allergan pays co-promotion revenue to us on its U.S. net sales of Elestat. Allergan retains the licensing rights relating to promotion of Elestat to U.S. prescribers other than ophthalmologists, optometrists and allergists. However, we have a right of first refusal to obtain such rights in the event Allergan decides to engage a third party to undertake such activities. In the event that a third party is engaged by Allergan to promote Elestat to prescribers outside of our field, we are entitled to be paid a proportionate share of U.S. net sales of Elestat based upon filled prescriptions written by ophthalmologists, optometrists and allergists. Allergan also retains rights to all international sales and marketing activities relating to the drug.

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

Restasis

Overview. Restasis (cyclosporine ophthalmic emulsion) 0.05% is the first approved prescription product in the United States for the treatment of dry eye disease. It is indicated to increase tear production in patients whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca, or dry eye disease. In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize our product candidate, Prolacria™ (diquafosol tetrasodium), for the treatment of dry eye disease. The agreement also provided us with a royalty on net sales of Allergan’s Restasis and granted us the right to co-promote Restasis in the United States. In December 2002, Restasis was approved for sale by the FDA and Allergan launched Restasis in the United States in April 2003.

In the third quarter of 2003, we exercised our right to co-promote Restasis under our agreement with Allergan. In January 2004, we began co-promotion of Restasis to eye care professionals and allergists in the United States and began receiving co-promotion revenue on Allergan’s net sales of Restasis beginning in April 2004. The manufacture and sale of Restasis is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014.

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

For the three and nine months ended September 30, 2006, Allergan recognized approximately $69 million and $201 million, respectively, of revenue from net sales of Restasis. In March 2006, Allergan provided initial guidance for 2006 net sales of Restasis to be in the range of $270-290 million. In August 2006, Allergan provided revised guidance for 2006 net sales of Restasis to be in the range of $280-300 million. In November 2006, Allergan further revised guidance for 2006 net sales of Restasis to be in the range of $265-275 million.

Prolacria™ (diquafosol tetrasodium)

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

Development Status. In June 2003, we filed a New Drug Application, or NDA, with the FDA for Prolacria for the treatment of dry eye disease. In response to that NDA, we were granted a “Priority Review” designation and subsequently, received an approvable letter in December 2003. In June 2005, we submitted an amendment to our NDA for Prolacria and received a second approvable letter in December 2005. In March 2006, we met with the FDA regarding the second approvable letter and had a broad discussion of our dry eye clinical program for Prolacria. In September 2006, we met with the FDA again regarding our dry eye clinical program for Prolacria. Based on this meeting, we plan to provide the FDA with additional information to facilitate ongoing discussions related to Prolacria. We expect to meet with the FDA again following the FDA’s review of this information. We will be providing additonal information in November 2006 in order to facilitate ongoing discussions related to Prolacria.

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

Depending on the outcome of discussions with the FDA regarding the future of the dry eye disease program, estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $1 million to $7 million, depending on our approach to achieving NDA approval of the product and whether additional Phase 3 testing is required for approval. This range includes costs for regulatory and consulting activities and for potentially completing one additional Phase 3 clinical trial, salaries for development personnel, and other unallocated development costs, but excludes the cost of pre-launch inventory which is Allergan’s responsibility. Currently, we have not initiated an additional Phase 3 clinical trial for Prolacria and we do not anticipate initiating an additional Phase 3 clinical trial until our discussions with the FDA are complete. Costs of other clinical trials for Prolacria are excluded from this projection. If we are required to do more than one additional Phase 3 clinical trial, our costs will likely be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the ongoing interaction with the FDA and the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with the development of Prolacria and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

Collaborative Agreement. Under our agreement with Allergan, we are responsible for the development of Prolacria. Under this agreement, we have received up-front and milestone payments of $11 million and will be entitled to receive up to an additional $28 million in milestone payments assuming the successful completion of all remaining milestones under this agreement. We will also receive co-promotion revenue from Allergan on net sales, if any, of Prolacria worldwide, excluding most larger Asian markets. In 2003, we exercised our right under the Allergan agreement to co-promote Prolacria with Allergan in the United States and expect to begin promoting this product if and when we receive FDA approval and the product is launched. Pursuant to this agreement, Allergan is responsible for obtaining regulatory approval of diquafosol tetrasodium in Europe.

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

Cystic fibrosis is a life-threatening disease involving a genetic mutation that disrupts the cystic fibrosis transmembrane regulator protein, an ion channel. In cystic fibrosis patients, a defect in this ion channel leads to poorly hydrated lungs and severely impaired mucociliary clearance. Chronic secondary infections invariably occur, resulting in progressive lung dysfunction and deterioration. Respiratory infections and complications account for more than 90% of the mortality associated with this disease. According to the U.S. Cystic Fibrosis Foundation, as published in 2006, the median life expectancy for patients is approximately 37 years.

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

Based on the End-of-Phase 2 meeting with the FDA, we plan to conduct two pivotal Phase 3 clinical trials in cystic fibrosis patients. The two Phase 3 clinical trials are designated TIGER-1 and TIGER-2. In July 2006, we initiated our TIGER-1 clinical trial, which is designed to be approximately one year in duration, with a 24-week efficacy treatment period, followed by a 24-week safety extension period. The efficacy portion of the clinical trial is a randomized, double-blind comparison of 60 mg of denufosol to placebo by inhalation three times daily in approximately 350 patients with mild cystic fibrosis lung disease at approximately 70 clinical centers across the United States. Of the 70 sites targeted for inclusion in the clinical trial, more than 50% are now prepared to begin enrollment and approximately 20% have begun enrolling patients. We intend to use TIGER-1 to fulfill the long-term safety regulatory requirement to study denufosol in a specified number of patients for one year. The primary efficacy endpoint is the change from baseline in FEV1 (in liters) at the 24-week time point. Secondary endpoints include other lung function parameters, pulmonary exacerbations, requirements for concomitant cystic fibrosis medications and health related quality of life. The clinical trial will enroll cystic fibrosis patients aged five years and above. Use of standard cystic fibrosis therapies approved by the FDA, including dornase alfa, tobramycin, macrolides and digestive enzymes, will be permitted. The use of hypertonic saline will not be permitted in the clinical trial.

The initiation of TIGER-2 is targeted to begin in 2007; however, the initiation is dependent upon discussions with the FDA, discussions with the EMEA, and potential partnering of this program. The FDA has indicated that it is not necessary for TIGER-2 to have the identical study duration as TIGER-1. We conducted two meetings with the EMEA in 2006 to discuss our program and to receive feedback on our TIGER-2 protocol, since it may include a number of European clinical sites.

In July 2005, we initiated a two-center, 13 patient pediatric double-blind, randomized, placebo-controlled, 28-day Phase 2 clinical trial in five to seven year-old cystic fibrosis patients and enrollment is now complete. We presented data on this clinical trial at the North American Cystic Fibrosis conference in November 2006. Results of the clinical trial demonstrate that both the 20 mg and 60 mg doses of denufosol administered three times daily were well tolerated, with a safety profile similar to placebo. The most common adverse event in the clinical trial was cough, which occurred in 50% of patients on denufosol and 40% of patients on placebo. There were no serious adverse events or patient withdrawals during the clinical trial. In addition, results demonstrated that children in this age group were able to reliably perform the lung function tests to measure FEV1. The clinical trial provides evidence for the feasibility of studying five to seven year-old cystic fibrosis patients and supports the inclusion of this patient population in Phase 3 clinical trials.

We completed a 52-week inhalation toxicology study in one animal species and expect to submit the final study report to the FDA by the end of 2006. There were no signs of pulmonary or systemic toxicity at doses well above the Phase 3 clinical dose. We expect that the safety margin provided by this study is sufficient to support the completion of the Phase 3 clinical program. In addition, in early November 2006, we initiated the required two-year inhalation carcinogenicity study in rats. The time from initiation of this study to receipt of the final study report is expected to be up to three years.

We are planning to initiate a small clinical trial to enhance the scientific data regarding the mechanism of action of denufosol. The single-dose clinical trial is designed as a double-blind, two-way crossover evaluation of the effects of 60 mg of denufosol on mucociliary clearance, compared to placebo, in 12 patients with cystic fibrosis lung disease. We expect to initiate the clinical trial in the next several months. In addition, although not requested by the FDA, we may conduct further clinical trials to evaluate denufosol in patients with lower lung function, to gain a better understanding of the initial dose tolerability of denufosol in a patient population with more significant airflow obstruction.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $35 million to $55 million. This estimate includes any additional Phase 2 clinical trials, conducting two Phase 3 clinical trials and any required toxicology and carcinogenicity studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practice, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory and any potential development milestones payable to the Cystic Fibrosis Foundation Therapeutics, Inc., or the CFFT. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

Bilastine

Overview. On October 31, 2006, we entered into a licensing agreement with FAES Farma, S.A., or FAES, for the U.S. and Canadian development and commercialization of bilastine, a Phase 3 oral antihistamine compound for the treatment or prevention of allergic rhinitis.

Rhinitis is a condition that primarily results from exposure to allergens, either at specific times of the year (seasonal allergic rhinitis) or year-round (perennial allergic rhinitis), or from exposure to irritants, such as cigarette smoke or perfume. Symptoms most often include nasal congestion or stuffiness, rhinorrhea (runny nose), sneezing and nasal itching. In the United States, allergic rhinitis affects approximately 40 million people, according to the American Academy of Allergy, Asthma & Immunology. Annual sales of oral antihistamine products to treat allergic rhinitis are estimated by IMS Health to total more than $3 billion.

Development Status. Bilastine is a new chemical entity that is a non-sedating, highly selective H1-antihistamine with a U.S. composition of matter patent through 2017. FAES has assessed the efficacy, tolerability and safety of bilastine in the once-daily oral tablet formulation in multiple clinical trials, including two large, potentially pivotal Phase 3 seasonal allergic rhinitis clinical trials outside the United States that had positive outcomes. In these clinical trials, bilastine appeared to have an attractive tolerability profile. Nearly 4,000 subjects have been studied in clinical trials to date. Multiple studies have been completed in the development of this compound, including standard toxicology, carcinogenicity, cardiac safety, and food and drug interaction studies. FAES announced the acceptance of an IND application by the FDA in April 2006 and there is currently an ongoing thorough QT/QTc clinical trial in the United States, which is frequently recommended by the FDA for oral antihistamines to confirm the cardiac safety profile. The results of this clinical trial are expected to be reported in the second quarter of 2007.

We expect to request a meeting with the Pulmonary Division of the FDA to discuss various aspects of the program. Following this meeting, we plan to provide an update on requirements for approval and target timing for a NDA filing. We anticipate conducting at least one additional clinical trial in the United States to broaden the experience with the compound and to enhance the competitive position of the potential product.

Collaborative Agreement: Under the terms of the agreement, we have acquired exclusive rights to further develop and commercialize formulations of bilastine in the United States and Canada, as well as the exclusive right to develop and commercialize the ocular formulation worldwide, excluding Spain, Portugal, Guatemala, Belize, El Salvador, Honduras, Nicaragua, Costa Rica, Panama and the countries of South America. The agreement provides that we will pay FAES an upfront license fee of $7 million and up to an additional $82 million of payments, contingent upon achievement of various development, regulatory and sales-based milestone events. We will also pay a royalty of either 14% or 16% based on the amount of annual net sales of the oral formulations of bilastine in the United States and Canada and 10% on ocular formulations of bilastine in the ocular territory described above, if approved by regulatory authorities. Under the terms of the agreement, our obligation to pay royalties to FAES is subject to annual minimum royalty payments which commence on the first quarter start date that is at least one year after receipt of regulatory approval of the oral tablet formulation of bilastine for the treatment and prevention of allergic rhinitis. Additionally, we granted to FAES a right of first negotiation for commercialization in Spain and Portugal of our cystic fibrosis development compound, denufosol tetrasodium, if we choose to out-license the cystic fibrosis product on a regional basis. Unless terminated earlier upon mutual written consent, voluntary termination or material breach, the term of the agreement will expire upon the later to occur of the expiration of our or FAES’ obligation to make royalty payments under the agreement. We retain the right to terminate the agreement on a partial, product-by-product basis or entirely on the earlier of May 31, 2007 or upon receipt of results of certain studies, with a complete termination requiring 90 or 180 day advance written notice to FAES (depending upon whether we have begun commercial sales of bilastine-based products).

Epinastine nasal spray

Overview. Epinastine HCl is a topically active, direct H1-receptor antagonist and inhibitor of histamine release from mast cells that is being developed by us as an intranasal treatment for allergic rhinitis.

Development Status. In October 2006, we announced that our IND application for epinastine nasal spray was filed with the FDA and has passed the initial 30-day review period. The Phase 2 program is currently planned to include several clinical and toxicology studies to determine the optimal formulation and dose. In late October 2006, the initial Phase 2 clinical trial, which compared several formulations and concentrations over one day, was completed. An additional Phase 2 clinical trial is targeted to be a 14-day dose-ranging clinical trial in approximately 500 to 600 subjects with seasonal allergies. This clinical trial is expected to be performed in subjects exposed to the mountain cedar pollen season in central Texas which typically begins in early December and ends in February. The timing of this Phase 2 clinical trial may be dependant upon the FDA’s review of additional information that we provided recently, including the clinical trial protocol.

Estimated subsequent costs necessary to submit an NDA for epinastine nasal spray for the treatment of allergic rhinitis are projected to be in the range of $30 million to $50 million. This estimate includes current and future Phase 2 clinical trials, conducting Phase 3 clinical trials and any required toxicology and carcinogenicity studies, manufacturing epinastine for clinical trials, producing qualification lots consistent with current Good Manufacturing Practice, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 2 clinical trials may be necessary, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

Collaborative Agreement: On February 17, 2006, we entered into a development and license agreement with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim. The agreement grants us certain exclusive rights to develop and market an intranasal dosage form of epinastine, in the United States and Canada, for the treatment or prevention of rhinitis.

Under the terms of the agreement, we have full responsibility for the epinastine nasal spray development program and regulatory filings in the United States and Canada. Upon the receipt of appropriate regulatory approvals for an epinastine nasal spray product, we are responsible for the commercialization of such product in the United States and Canada. Boehringer Ingelheim has retained the rights to develop and commercialize an epinastine nasal spray product outside the United States and Canada, based on any future results of Inspire’s epinastine nasal spray development program.

In addition to funding all development activities under the terms of the agreement, we have paid Boehringer Ingelheim an upfront license fee of $2.5 million. Additionally, we will owe Boehringer Ingelheim a high single digit royalty on net sales of an epinastine nasal spray product in the United States and Canada. If Boehringer Ingelheim commercializes our epinastine nasal spray product outside of the United States and Canada, it will be obligated to pay royalties to us on net sales of the product.

In general, the exclusive license granted to us will expire and convert into a perpetual, fully paid-up, non-exclusive license on December 31, 2022. Certain other rights and royalty obligations will continue beyond such date. For a period of five years following December 31, 2022, Boehringer Ingelheim shall have the right, but not the obligation, to switch a product developed under the agreement from a prescription product to an over-the-counter, or OTC, product. Following such a switch, Boehringer Ingelheim will have the right to commercialize such product in the United States and/or Canada. In connection with such a switch, Boehringer Ingelheim will be required to pay an OTC switch payment and ongoing royalties to us.

INS115644 for Glaucoma

Overview: We are evaluating new and existing compounds that are active in disrupting the acto-cytoskeleton of the trabecular meshwork as potential treatments for glaucoma. The scientific hypothesis is that the mechanism of action may result in reduction of intraocular pressure by affecting the primary outflow pathway for aqueous humor.

Development Status. We have filed an IND for the first compound in a series of compounds and are planning a small Phase 1 clinical trial in 2007 to evaluate safety and proof-of-concept. Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing.

Collaborative Agreement: In November 2004, we licensed several patents for use in developing and commercializing new treatments for glaucoma from WARF. Under the terms of the agreement, we paid an upfront licensing payment of $150,000 and are obligated for additional contingent payments of up to an aggregate of $1.8 million upon the achievement of development milestones, and royalties on sales of any regulatory approved product utilizing the licensed patents.

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

INS50589 Antiplatelet for use in acute cardiac care

Overview. INS50589 Antiplatelet is a selective and reversible inhibitor of the platelet P2Y12 adenosine diphosphate receptor.

In April 2006, we initiated a proof-of-concept Phase 2 clinical trial to evaluate INS50589 Antiplatelet in patients undergoing coronary artery bypass graft, or CABG, surgery utilizing a cardiopulmonary bypass pump. On August 7, 2006, we announced that we terminated this Phase 2 proof-of-concept clinical trial, based on the unanimous recommendation of our independent Data Monitoring Committee, or DMC, following a planned interim safety analysis. The Phase 2 proof-of-concept clinical trial was a randomized, double-blind comparison of three doses of INS50589 Antiplatelet (0.2, 0.5, and 1 mg/kg/hour) to placebo by intravenous infusion and was targeted to enroll approximately 160 subjects undergoing CABG surgery. After the planned interim review of data from 27 patients enrolled and treated in the clinical trial, the DMC recommended that we terminate the clinical trial at all dose levels. Although there were no deaths reported in the clinical trial, the DMC observed a range of bleeding complications. In addition to the intravenous formulation of INS50589 Antiplatelet, we have worked on a lead series of orally bioavailable P2Y12 receptor antagonist molecules.

Upon our review of the data that was the basis for the DMC’s recommendation, we have decided to terminate our research and development activities for both our INS50589 Antiplatelet and oral antiplatelet programs. We are currently exploring potential collaborative partnerships for these programs. We expect that we will incur additional costs related to the anti-platelet program through the end of 2006 as we complete any remaining contractual obligations under the clinical trial agreements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005

Revenues

Co-promotion revenues for the three months ended September 30, 2006 were approximately $9.7 million, as compared to approximately $6.6 million for the same period in 2005. Co-promotion revenue for Elestat for the three months ended September 30, 2006 was approximately $5.4 million, as compared to approximately $4.5 million for the same period in 2005, an increase of 20%. The increase in co-promotion revenue for Elestat was primarily due to a slight increase in the market share of Elestat and a price increase for Elestat that became effective during the first quarter of 2006, as well as a continued overall increase in the topical allergic conjunctivitis products market in which we compete. Co-promotion revenue for Restasis for the three months ended September 30, 2006 was approximately $4.3 million, as compared to approximately $2.1 million for the same period in 2005, an increase of 109%. The increase in co-promotion revenue for Restasis was primarily due to increased physician and patient acceptance and usage of Restasis, the only approved prescription product indicated for dry eye disease. In addition, in April 2006 there was a scheduled increase of the percentage of net sales of Restasis to which we were entitled as well as a price increase for Restasis that became effective during the first quarter of 2006.

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

During the three months ended September 30, 2006, Elestat was the second most prescribed allergic conjunctivitis product in the United States, based upon prescription volume data as reported by IMS Health, and in our target universe, the top 200 highest prescribing ophthalmologists, optometrists, and allergists in each of our 64 sales territories, Elestat has maintained its market share as measured by total prescriptions filled. Based upon weekly national prescription data from IMS Health for the week ending October 13, 2006, Elestat has a market share of approximately 19% for total prescription volume in our target universe, as compared to approximately 18% for the week ending October 14, 2005. Based upon monthly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions, increased approximately 3% in the three months ended September 30, 2006, as compared to the same period in 2005. For the three months ended September 30, 2006, Elestat represented approximately 10% of the total U.S. allergic conjunctivitis market, as compared to approximately 9% in the same period in 2005. Based on current trends in prescriptions for Elestat, we expect minimal or no market share growth in future periods, unless we expand our commercial rights to Elestat or increase our sales force and marketing activities.

Since the launch of Elestat, Allergan has secured coverage on formularies of certain commercial and government plans. This coverage allows Allergan and us to increase and maintain prescription market share, but generally requires price concessions through rebate programs which impact the level of co-promotion revenue that we receive from net sales of Elestat. Due to the large number of competing products in the allergic conjunctivitis market, some of these price concessions have been significant. While both the price of Elestat and the market share for Elestat, in terms of prescriptions, have increased compared to the prior year, the associated increase in revenues has been partially offset by higher rebates associated with formulary additions to state Medicaid plans and to a lesser extent to formulary additions on commercial and Medicare Part D plans. Since the beginning of fiscal year 2006 when Medicare Part D became effective, there has been a decrease in prescriptions for Elestat reimbursed by state Medicaid programs which were partially offset by an increase of prescriptions reimbursed under Medicare Part D plans and to a lesser extent, commercial plans. Additionally, since June 2006, Elestat has lost coverage under several state Medicaid plans. While we expect the loss of these coverages not to impact our portion of the co-promotion revenue significantly due to the large price concessions associated with these particular states, future loss of coverage under additional states or commercial plans may have a negative impact on our co-promotion revenue.

In regards to co-promotion revenue from net sales of Elestat, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. During a fiscal year, we recognize product co-promotion revenue associated with targeted net sales levels for Elestat achieved during that time period and defer revenue in excess of the sales level achieved. We achieved the annual 2006 net sales target level for Elestat during the three month period ended June 30, 2006.

We began co-promotion activities related to Restasis in January 2004 and began receiving co-promotion revenue in April 2004. All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. Our entitled percentage of net sales of Restasis increased in April 2006 and the next scheduled increase in April 2007 will represent the final increase. Co-promotion revenue from Restasis is becoming a larger component of our total co-promotion revenue. For the three months ended September 30, 2006, co-promotion revenue from Restasis represented approximately 44% of our total co-promotion revenue compared to approximately 31% for the same period in 2005. Allergan provided revised guidance for 2006 net sales of Restasis to be in the range of $265-275 million, with Allergan recording approximately $69 million of revenue from net sales of Restasis in the three months ended September 30, 2006, as compared to approximately $54 million for the same period in 2005.

Research and Development Expenses

Research and development expenses were approximately $8.2 million for the three months ended September 30, 2006, as compared to approximately $6.7 million for the same period in 2005. Included in the research and development expenses for the three months ended September 30, 2006, is approximately $166,000 of stock-based compensation expense related to our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R) effective January 1, 2006, including stock-based compensation expense related to restricted stock units issued for the first time in July 2006. There is no stock-based compensation expense included in research and development for the three months ended September 30, 2005 due to our adoption of SFAS No. 123(R) using the modified prospective method.

The increase in research and development expenses for the three months ended September 30, 2006, as compared to the same period in 2005, was primarily due to increased costs associated with filing an IND and initiating Phase 2 testing for our epinastine nasal spray program for seasonal allergic rhinitis and increased costs associated with performing pre-clinical research and filing an IND for our glaucoma program. In addition, we incurred increased costs related to our anti-platelet program, which included conducting our proof-of-concept Phase 2 clinical trial. On August 7, 2006, we announced that we terminated this Phase 2 proof-of-concept clinical trial, based on the unanimous recommendation of our independent DMC, following a planned interim safety analysis. These cost increases were partially offset by less spending for our cystic fibrosis program as compared to the prior year, due primarily to costs associated with the 52-week inhalation toxicology study that was being performed in the third quarter of 2005. Although we have no plans to conduct future studies for the antiplatelet program and the retinal disease program, we expect that we will incur additional costs related to these programs as we complete any remaining contractual obligations under the clinical trial and study agreements.

Research and development expenses include all direct and indirect costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research costs, clinical trial insurance, up-front license fees, milestone and royalty payments relating to research and development, and other fees and costs related to the development of product candidates. Research and development expenses vary according to the number of programs in preclinical and clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the length of the clinical trial and the number of patients enrolled in later stage clinical trials.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $6.2 million for the three months ended September 30, 2006, as compared to approximately $5.1 million for the same period in 2005. Included in selling and marketing expenses for the three months ended September 30, 2006, is approximately $77,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006, including stock-based compensation expense related to restricted stock units issued for the first time in July 2006. There is no stock-based compensation expense included in selling and marketing for the three months ended September 30, 2005 due to our adoption of SFAS No. 123(R) using the modified prospective method. The increase in selling and marketing expenses for the three months ended September 30, 2006, as compared to the same period in 2005, resulted primarily from an overall increase in promotional activities and Phase 4 work as well as increased costs associated with our sales force including increased salary, personnel related expenses and stock-based compensation expense. Following the launch of Elestat and the start of co-promotion activities for both the Elestat and Restasis brands, we continue to adjust the timing and targeting of our advertising, promotional, Phase 4 clinical trials and other commercial activities for Elestat and Restasis based on seasonal trends and other factors.

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

General and Administrative Expenses

General and administrative costs were approximately $3.6 million for the three months ended September 30, 2006, as compared to approximately $2.7 million for the same period in 2005. Included in general and administrative expenses for the three months ended September 30, 2006, is approximately $174,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006, including stock-based compensation expense related to restricted stock units issued for the first time in July 2006. There is no stock-based compensation expense included in general and administrative for the three months ended September 30, 2005 due to our adoption of SFAS No. 123(R) using the modified prospective method.

The increase in general and administrative expenses for the three months ended September 30, 2006, as compared to the same period in 2005, was primarily due to significantly increased legal and administrative expenses associated with our stockholder litigation and SEC investigation and to a lesser extent increased salary and personnel related expenses, including stock-based compensation expense, business development activities and overall corporate growth. Legal fees increased approximately 292% for the three months ended September 30, 2006, as compared to the same period in 2005, primarily due to the stockholder litigation and SEC investigation. Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance and information systems.

Other Income (Expense)

Other income, net was approximately $1.2 million for the three months ended September 30, 2006, as compared to approximately $1.1 million for the same period in 2005. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on capital lease obligations. The increase in other income for the three months ended September 30, 2006, as compared to the same period in 2005, was primarily due to an increase in interest income resulting from a portfolio mix of higher yielding investments during 2006, and a general increase in the short-term interest rate environment. Future other income will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

Nine Months Ended September 30, 2006 and 2005

Revenues

Total revenues were approximately $28.6 million for the nine months ended September 30, 2006, as compared to approximately $18.0 million for the same period in 2005. The increase in revenue of approximately $10.6 million, or 59%, was due to increased co-promotion revenue from net sales of Elestat and Restasis in 2006, as compared to 2005, as well as the recognition of a development milestone of $1.25 million for diquafosol tetrasodium from Santen in accordance with our development, license and supply agreement. Co-promotion revenue from net sales of Elestat and Restasis in the nine-month period ended September 30, 2006 was approximately $16.1 million and $11.2 million, respectively, as compared to approximately $13.5 million and $4.5 million, respectively, for the same period in 2005. During the nine months ended September 30, 2006, Elestat was the second most prescribed allergic conjunctivitis product in the United States, based upon prescription volume data as reported by IMS Health. Based upon monthly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions, increased approximately 5% in the nine months ended September 30, 2006, as compared to the same period in 2005. For the nine months ended September 30, 2006, Elestat represented approximately 9% of the total U.S. allergic conjunctivitis market, as compared to approximately 8% in the same period in 2005. Co-promotion revenue from Restasis is becoming a larger component of our total co-promotion revenue. For the nine months ended September 30, 2006, co-promotion revenue from Restasis represented approximately 41% of our total co-promotion revenue compared to approximately 25% for the same period in 2005. For the nine months ended September 30, 2006, Allergan recorded approximately $201 million of revenue from net sales of Restasis, as compared to approximately $138 million for the same period in 2005.

We recognized $1.25 million of milestone revenue under our development, license and supply agreement with Santen. The agreement allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries and provides for certain milestones to be earned by us upon completion of or achievement of development milestones by Santen. In March 2006, Santen completed its Phase 2 clinical trial testing of diquafosol tetrasodium in Japan, which entitled us to receive a milestone payment of $1.25 million. Santen is responsible for all development, regulatory submissions, filings and approvals, and the commercialization of potential products in Japan and nine other Asian countries. We could receive additional development milestone payments from Santen of up to $3.0 million, as well as royalties on net sales of diquafosol tetrasodium, if the product candidate is approved for commercialization.

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

Research and Development Expenses

Research and development expenses were approximately $26.5 million for the nine months ended September 30, 2006, as compared to approximately $19.5 million for the same period in 2005. Included in the research and development expenses for the nine months ended September 30, 2006, is approximately $454,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006, including stock-based compensation expense related to restricted stock units issued for the first time in July 2006. There is no stock-based compensation expense included in research and development for the nine months ended September 30, 2005 due to our adoption of SFAS No. 123(R) using the modified prospective method.

The increase in research and development expenses of approximately $7.0 million, or 36%, for the nine months ended September 30, 2006, as compared to the same period in 2005, was primarily due to development activities associated with our epinastine nasal spray program for seasonal allergic rhinitis, including the payment of a $2.5 million up-front licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim. In addition, we had increased costs associated with performing pre-clinical research and filing an IND for our glaucoma program and increased costs related to our anti-platelet program, which included conducting our proof-of-concept Phase 2 clinical trial. On August 7, 2006, we announced that we terminated this Phase 2 proof-of-concept clinical trial, based on the unanimous recommendation of our independent DMC, following a planned interim safety analysis. These cost increases were partially offset by less spending on our dry eye disease program as we continue our discussions with the FDA regarding the future of this program and the discontinuation of the corneal wound healing program in August 2005. Although we have no plans to conduct future studies for the antiplatelet program and the retinal disease program, we expect that we will incur additional costs related to these programs as we complete any remaining contractual obligations under the clinical trial and study agreements.

Our research and development expenses for the nine months ended September 30, 2006 and 2005 and from the projects’ inception are shown below (in thousands).

					Cumulative from Inception (October 28, 1993) to September 30, 2006
	Nine Months Ended September 30,
	2006	%	2005	%		%
Denufosol tetrasodium (INS37217 Respiratory) for cystic fibrosis	$8,001	30	$7,771	40	$30,233	15
Epinastine nasal spray for seasonal allergic rhinitis (1)	5,295	20	349	2	5,660	3
INS50589 Antiplatelet (2)	3,405	13	1,988	10	12,768	6
INS115644 for glaucoma	2,059	8	119	1	2,625	1
Denufosol tetrasodium (INS37217 Ophthalmic) for retinal disease (3)	1,178	4	1,238	6	9,025	5
Prolacria (diquafosol tetrasodium) for dry eye disease	984	4	1,818	9	38,691	20
Other discovery and development costs (4)	5,569	21	6,180	32	99,765	50

Total	$26,491	100	$19,463	100	$198,767	100

(1)	Includes a $2.5 million up-front licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim.
(2)	On August 7, 2006, we terminated our only Phase 2 clinical trial for this program.
(3)	As of September 30, 2006, this program was not in active development.
(4)	Other discovery and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs, discontinued and/or inactive programs. These unallocated costs include personnel costs of our discovery programs, internal and external general research costs and other internal and external costs of other drug discovery and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $19.8 million for the nine months ended September 30, 2006, as compared to approximately $18.2 million for the same period in 2005. Included in selling and marketing expenses for the nine months ended September 30, 2006, is approximately $187,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006, including stock-based compensation expense related to restricted stock units issued for the first time in July 2006. There is no stock-based compensation expense included in selling and marketing for the nine months ended September 30, 2005 due to our adoption of SFAS No. 123(R) using the modified prospective method. The increase in selling and marketing expenses for the nine months ended September 30, 2006, as compared to the same period in 2005, resulted primarily from an overall increase in promotional activities and increased costs associated with our sales force including increased salary, personnel related expenses and stock-based compensation expense.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that may immediately precede and follow product launches.

General and Administrative Expenses

General and administrative costs were approximately $12.4 million for the nine months ended September 30, 2006, as compared to approximately $8.2 million for the same period in 2005. Included in general and administrative expenses for the nine months ended September 30, 2006, is approximately $479,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006, including stock-based compensation expense related to restricted stock units issued for the first time in July 2006. There is no stock-based compensation expense included in general and administrative for the nine months ended September 30, 2005 due to our adoption of SFAS No. 123(R) using the modified prospective method.

The increase in general and administrative expenses of approximately $4.2 million, or 52%, for the nine months ended September 30, 2006, as compared to the same period in 2005, was primarily due to significantly increased legal and administrative expenses associated with our stockholder litigation and SEC investigation and to a lesser extent increased salary and personnel related expenses, including stock-based compensation expense, business development activities and overall corporate growth. Legal fees were approximately $3.2 million for the nine months ended September 30, 2006, as compared to approximately $890,000 in the same period in 2005. Future general and administrative expenses will depend on the level of our future research and development and commercialization activities, as well as the level of legal and administrative expenses incurred to resolve our stockholder litigation and SEC investigation. We expect our future professional fees to continue to increase as a result of our stockholder litigation and SEC investigation (See “Litigation” and “SEC Investigation” described elsewhere in this report).

Other Income

Other income, net was approximately $3.5 million for the nine months ended September 30, 2006, as compared to approximately $3.0 million for the same period in 2005. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on capital lease obligations. The increase in other income for the nine months ended September 30, 2006, as compared to the same period in 2005, was primarily due to an increase in interest income resulting from a portfolio mix of higher yielding investments during 2006, and a general increase in the short-term interest rate environment. Future other income will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations through the sale of equity securities, including private sales of preferred stock and public offerings of common stock. We currently receive revenue from co-promotion of Elestat and Restasis, but do not expect this revenue to exceed our 2006 operating expenses.

At September 30, 2006, we had net working capital of approximately $84.8 million, a decrease of approximately $14.5 million from approximately $99.3 million at December 31, 2005. The decrease in working capital was principally due to the use of funds for our normal operating expenses, which exceeded the revenue we recognized. Our principal sources of liquidity at September 30, 2006 were approximately $36.8 million in cash and cash equivalents and approximately $58.1 million in investments, which are considered “available-for-sale.”

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

Based upon the current quarter results and trends and the recent completion of the FAES in-licensing agreement in October, which requires us to pay an upfront license fee of $7 million, we have adjusted our 2006 operating guidance to aggregate revenue of $35-$39 million and operating expenses of $84-$89 million. For the nine months ended September 30, 2006, our cash, cash equivalents and investments decreased to approximately $95.6 million from approximately $122.3 million at December 31, 2005.

Our expense range includes the expected impact of stock-based compensation expense as required under SFAS No. 123(R). We intend to continue to offer stock options and other share-based payments to attract and retain qualified employees and directors and we were required to expense this non-cash cost beginning in the first quarter of 2006. Based upon stock options and restricted stock units currently outstanding as well as share-based payments we expect to issue in 2006, and utilizing the valuation model and assumptions consistent with our 2006 quarterly calculations, we project total non-cash stock-based compensation expense to be approximately $2 million for fiscal year 2006. For the nine months ended September 30, 2006, we recognized non-cash stock-based compensation expense of approximately $1.1 million.

We believe our existing cash, cash equivalents and investments will be adequate to satisfy our anticipated working capital requirements through the end of 2007. In order for us to continue operations after that point, we will need to: (1) obtain product candidate approvals, (2) in-license commercial products, (3) out-license rights to our product candidates, and/or (4) raise additional capital through equity or debt financings or from other sources. We have the ability to sell approximately $13.9 million of common stock under an effective shelf registration statement, which we filed with the Securities and Exchange Commission, or SEC, on April 16, 2004. However, additional funding may not be available on favorable terms from any of these sources or at all. Our ability to achieve our operating expense target range is subject to several risks including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates, unanticipated professional fees or settlements associated with our stockholder litigation or SEC investigation and other factors described under the Risk Factors located elsewhere in this report.

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

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, Inspire and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. Briefing on that motion is now complete and it is currently pending before the court.

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

SEC Investigation

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation which we believe relates to our Phase 3 clinical trial of our dry eye product candidate, Prolacria™. On October 19, 2006, we received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. Our Chief Executive Officer and our Executive Vice President, Operations and Communications, also received Wells Notices.

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices will be preparing submissions in response to the Wells Notices and may seek a further meeting with the SEC staff.

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

Revenue Recognition

We record all of our revenue from product co-promotion activities and collaborative research agreements in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

We recognize co-promotion revenue based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to us by Allergan. We actively promote both Elestat and Restasis through our commercial organization and share in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s net sales for both Elestat and Restasis, reported to us by Allergan, as co-promotion revenue. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health, an independent provider of pharmaceutical data. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Elestat and Restasis. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. In each of the nine months ended September 30, 2006 and 2005, the amount of rebates associated with our incentive programs was less than one-half of one percent of our co-promotion revenues. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, we record revenues using a reduced percentage of net sales based upon our level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue.

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our partner have met a contractual milestone triggering a payment to us. We recognize revenue from our research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This milestone revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. In March 2006, the Company recognized $1.25 million of milestone revenue.

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

Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board or FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently evaluating the impact of adopting this statement.

Also in September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. We have assessed the effect of adopting this guidance and have determined that there will be no impact at adoption on our financial statements or related disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48. FIN No. 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of FIN No. 48 on our financial statements.

We adopted SFAS No. 123(R) effective January 1, 2006, as required, and have incorporated the modified prospective method for recognizing stock-based compensation expense which does not require restated results for prior periods. Under the modified prospective method, stock-based compensation cost recognized for the first nine months of 2006 includes: (a) stock-based compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Such amounts are reduced by our estimate of forfeitures of all unvested awards. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107 regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net loss for the three and nine months ended September 30, 2006 was approximately $385,000 and $1.1 million, respectively, greater than if we had continued to account for share-based compensation under APB No. 25. We estimated the fair value of share-based payments granted to employees using the Black-Scholes model and related assumptions, consistent with our fair value estimates made under SFAS No. 123.

As of September 30, 2006, approximately $4.8 million of total unrecognized compensation cost related to the unvested portion of our stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.3 years. We currently estimate total stock-based compensation expense to be approximately $2 million in 2006. This estimate is based on the unvested portion of stock options and restricted stock units outstanding as of September 30, 2006, as well as the anticipated level of share-based payments granted during the remainder of 2006. However, the actual amount of stock-based compensation expense recognized in the future will largely depend on levels of share-based payments granted in future periods.

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

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital leases and other short-term debt obligations. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At September 30, 2006, our portfolio of available-for-sale investments consisted of approximately $50.1 million of investments maturing within one year and approximately $8.0 million of investments maturing after one year but within 36 months. In addition, we have $515,000 of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $200,000 as of September 30, 2006. This investment is in the form of unregistered preferred stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

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

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, Inspire and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. Briefing on that motion is now complete and it is currently pending before the court.

We intend to defend the litigation vigorously. As with any legal proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation which we believe relates to our Phase 3 clinical trial of our dry eye product candidate, Prolacria™. On October 19, 2006, we received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. Our Chief Executive Officer and our Executive Vice President, Operations and Communications, also received Wells Notices.

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices will be preparing submissions in response to the Wells Notices and may seek a further meeting with the SEC staff.

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

We have licensed bilastine, an oral antihistamine compound for the treatment or prevention of allergic rhinitis, from FAES, for development and commercialization in the United States and Canada. FAES is currently conducting a QT/QTc clinical trial in the United States of an oral formulation of bilastine to confirm the cardiac safety profile of this product candidate. If this QT/QTc clinical trial is not successful, it is unlikely that we will be able to commercialize bilastine in the United States or Canada. Although FAES previously conducted two large, potentially pivotal Phase 3 seasonal allergic rhinitis clinical trials of an oral tablet formulation of bilastine outside the United States, no clinical trials have been conducted in the United States. We have not yet met with the FDA to discuss this product candidate and it may be necessary to conduct an additional Phase 3 clinical trial in the United States in support of an NDA filing. There can be no guarantee that the QT/QTc clinical trial or any additional clinical trial will be successful, or that the FDA would approve bilastine even if such clinical trials are successful. Even if we do receive FDA approval for bilastine, we may not be able to successfully commercialize bilastine in the United States and Canada.

In addition to Prolacria and the oral tablet formulation of bilastine, we have other product candidates in clinical and preclinical development. A substantial amount of work will be required to advance these product candidates to clinical testing and ultimately to commercial approval. We will have to conduct significant additional development activities, non-clinical and clinical tests and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and clinical testing of our product candidates under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Accordingly, some preclinical candidates may not advance to clinical development. Additionally, companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

•	The drug is not effective or physicians think that the drug is not effective;

•	The measure of efficacy of the drug is not statistically significant compared to placebo;

•	Patients experience severe side effects or serious adverse events during treatment;

•	Patients die during the clinical trial because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

•	Patients do not enroll in the clinical trials at the rate we expect;

•	We decide to modify the drug during testing;

•	Clinical investigator conduct or misconduct leads the FDA to stop the clinical trial or to take other action that could delay or impede progress of a clinical trial;

•	Our commercial partners, or future commercial partners, delay, amend or change our development plan or strategy;

•	We allocate our limited financial and other resources to other clinical and preclinical programs; and

•	Weather events, natural disasters, malicious activities or other unforeseen events occur.

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

Allergan launched Restasis in the United States in April 2003 and we began receiving co-promotion revenue from Allergan on the net sales of Restasis beginning in April 2004. Although we co-promote Restasis in the United States, Allergan is primarily responsible for marketing and commercializing Restasis. Accordingly, our revenues on the net sales of Restasis are largely dependent on the actions and success of Allergan, over whom we have no control.

The manufacture and sale of Restasis is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014. If and when we experience generic competition for Restasis, our revenues attributable to Restasis will be significantly impacted.

In February 2004, we launched Elestat in the United States. Our agreement with Allergan provides that we have the responsibility for promoting and marketing Elestat in the United States and paying the associated costs. We currently expect revenues from Elestat and Restasis to exceed selling, promoting and marketing expenses associated with co-promotion activities for these products during the year ending December 31, 2006; however, there can be no assurances that revenues associated with such products will exceed the related expenses. Our revenues will be impacted from time to time by the number of formularies upon which these products are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates. Allergan is responsible for determining the formularies upon which the products are listed and making the appropriate regulatory and other filings. Inclusion on certain formularies may require price concessions through rebate programs that impact the level of co-promotion revenue that we receive on a product. The need to give price concessions can be particularly acute where a greater number of competing products are listed on the same formulary. Presently, there are a large number of competing products in the allergic conjunctivitis area. As a result, our revenues from net sales of Elestat have been partially offset by higher rebates associated with formulary additions to state Medicaid plans and to a lesser extent to formulary additions on commercial and Medicare Part D plans. Since June 2006, Elestat has lost coverage under several state Medicaid plans. While we expect the loss of these coverages not to impact our portion of the co-promotion revenue significantly due to the large price concessions associated with these particular states, future loss of coverage under additional states or commercial plans may have a negative impact on our co-promotion revenue.

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

In December 2004, Alcon, Inc. received FDA approval of once-daily olopatadine hydrochloride ophthalmic solution. Alcon has not yet launched once-daily olopatadine hydrochloride ophthalmic solution. Patanol® (olopatadine hydrochloride ophthalmic solution) that requires administration twice-a-day currently competes with Elestat. In addition, Novartis received approval in October 2006 for an over-the-counter version of Zaditor, and there is a generic version of Zaditor currently available. We cannot predict what effect, if any, the introduction of these new products will have on our future co-promotion revenues related to Elestat.

Our present revenues depend solely upon and our future revenues will depend, at least in part, upon the acceptance of Elestat and Restasis by eye-care professionals, allergists and patients. Factors that could affect the acceptance of Elestat and Restasis include:

•	Satisfaction with existing alternative therapies;

•	Perceived efficacy relative to other available therapies;

•	Extent and effectiveness of our promotion and marketing efforts;

•	Extent and effectiveness of Allergan’s sales and marketing efforts;

•	Changes in, or the levels of, third-party reimbursement of product costs;

•	Coverage and reimbursement under Medicare Part D, other state government sponsored plans and commercial plans;

•	Cost of treatment;

•	Marketing and sales activities of competitors;

•	Duration of market exclusivity of Elestat and Restasis;

•	Pricing and availability of alternative products, including generic or over-the-counter products;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration;

•	Prevalence and severity of adverse side effects; and

•	Regulatory approval in other jurisdictions.

We cannot predict the potential long-term patient acceptance of, or the effects of competition and managed health care on, sales of either product.

Revenues in future periods could vary significantly and may not cover our operating expenses.

We recognize co-promotion revenue based on Allergan’s net sales for Elestat and Restasis as defined in the co-promotion agreements and as reported to us by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and the underlying terms of our co-promotion agreements. Allergan’s filings with the SEC indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. All of our co-promotion revenues are currently derived from Allergan’s net sales of Elestat and Restasis as reported to us by Allergan. Management has concluded that our internal control over financial reporting was effective as of September 30, 2006, and these internal controls allow us to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; however, we are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If Allergan’s reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for previous periods.

We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. In the nine months ended September 30, 2006, we recognized milestone revenue of $1.25 million from Santen associated with the completion of Phase 2 clinical testing of diquafosol tetrasodium in Japan. We or our collaborative partners did not reach any such contractual milestones in 2004 and 2005. There can be no assurances that we or our collaborative partners will reach any additional contractual milestones during the remaining part of fiscal year 2006 or at any later date.

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

If approved by the FDA in the United States and other applicable regulatory authorities outside the United States, the commercial success of Prolacria will largely depend on a number of factors, including the timing and scope of Allergan’s launch into the United States and other major pharmaceutical markets, acceptance by patients and eye care professionals and allergists, the effectiveness of Allergan’s sales and marketing efforts, a knowledgeable sales force, adequate market penetration, reimbursement under commercial or government plans, and any competitor’s ability to successfully commercialize a dry eye therapy. Accordingly, our revenue on the net sales of Prolacria would be largely dependent on the actions and success of Allergan, over whom we have no control. In the event Prolacria is approved by the FDA, we plan to co-promote Prolacria within the United States; however, Allergan is primarily responsible for launching and marketing Prolacria in the United States and other major worldwide pharmaceutical markets, excluding Asian markets. If Prolacria is not successfully commercialized, our revenues will be limited.

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

In its regulation of advertising, the FDA may issue correspondence to pharmaceutical companies alleging that its advertising or promotional materials are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices and if we were to receive correspondence from the FDA alleging these practices it may be necessary for us to:

•	Incur substantial expenses, including fines, penalties, legal fees and costs to conform to the FDA’s limits on such promotion;

•	Change our methods of marketing, promoting and selling products;

•	Take corrective action, which could include placing advertisements or sending letters to physicians rescinding previous advertisements or promotion; or

•	Disrupt the distribution of products and stop sales until we are in compliance with the FDA’s interpretation of applicable laws and regulations.

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

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, Inspire and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. Briefing on that motion is now complete and it is currently pending before the court.

We intend to defend the litigation vigorously. No assurance can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of the claims, we could be forced to, among other ramifications, make significant payments to resolve the claims and such payments could have a material adverse effect on our business, future results of operations, financial position and/or cash flows if not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of our success in defending against the litigation, the litigation itself has resulted, and may continue to result, in substantial costs, use of resources and divert the attention of management and other employees, which could adversely affect our business.

The investigation by the U.S. Securities and Exchange Commission could have a material adverse effect on our business.

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation which we believe relates to our Phase 3 clinical trial of our dry eye product candidate, Prolacria™. On October 19, 2006, we received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. Our Chief Executive Officer and our Executive Vice President, Operations and Communications, also received Wells Notices.

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices will be preparing submissions in response to the Wells Notices and may seek a further meeting with the SEC staff.

We are unable to predict the outcome of the investigation and no assurance can be made that the investigation will be concluded favorably. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Furthermore, regardless of the outcome of the investigation, the investigation itself has resulted, and may continue to result, in substantial uninsured costs, use of resources and divert the attention of management and other employees, which could adversely affect our business.

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

The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that our drugs will be offered by drug plans participating under the Medicare Part D program, that, if covered, the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Elestat and Restasis. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2006 and in future years from the Medicare prescription drug coverage legislation. To the extent that private insurers such as Blue Cross and Blue Shield or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting lower payment. New federal or state drug payment changes or healthcare reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products.

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

Since some of our clinical candidates utilize new or different mechanisms of action and in some cases there may be no regulatory precedents, conducting clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any marketing of our products.

To complete successful clinical trials, our product candidates must demonstrate safety and provide substantial evidence of efficacy, which the FDA evaluates based on the statistical significance of a product candidate meeting predetermined clinical endpoints. The design of clinical trials to establish meaningful endpoints is done in collaboration with the FDA prior to the commencement of clinical trials. We establish these endpoints based on guidance from the FDA, including FDA guidance documents applicable to establishing the efficacy, safety and tolerability measures required for approval of products. However, some of our product candidates utilize new or different mechanisms of action, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our product candidates for approval. The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in clinical trial design, additional data or even further clinical trials before granting approval of our product candidates. We could encounter delays and increased expenses in our clinical trials if the FDA concludes that the endpoints established for a clinical trial do not adequately predict a clinical benefit.

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

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses were approximately $58.7 million in the nine months ended September 30, 2006 as compared to approximately $58.8 million for the year ended December 31, 2005. Our cash, cash equivalents and investments totaled approximately $95.6 million on September 30, 2006. We are obligated to pay FAES an upfront payment of $7.0 million and additional payments of up to $82 million upon the achievement of various development, regulatory, and sales milestones, in relation to our license agreement with FAES. We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing or future collaborations and licensing agreements;

•	Progress by our collaborators with respect to the development of product candidates;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to SEC investigations;

•	The costs involved in enforcing patent claims and other intellectual property rights including costs associated with enhancing market exclusivity for Elestat; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Elestat and Restasis;

•	The receipt of milestone payments from collaborative agreements;

•	Our ability to obtain approval from the FDA for our first product candidate, Prolacria;

•	Upon any such approval, our ability together with the ability of our marketing partner, Allergan, to generate sufficient sales of Prolacria;

•	Our ability to obtain approval from the FDA for any of our other product candidates; and

•	Payments from existing and future collaborators.

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

The timing of the registration process with the FDA for the oral formulation of bilastine for the treatment and prevention of allergic rhinitis may be impacted by the outcome of ongoing clinical studies. FAES met with the FDA in 2005 to discuss potential work that might be required for an NDA submission. The FDA advised FAES to perform a thorough QT/QTc clinical trial designed utilizing FDA guidance E14. In September 2006, the QT/QTc clinical trial was initiated at a United States based center. The results of this clinical trial are expected to be available in the second quarter of 2007. The timing of the QT/QTc clinical trial and nature of results of such clinical trial could increase development costs, result in significant development delays or result in the termination of the program.

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

The market price of our common stock has been volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding our NDA or foreign regulatory equivalent submissions;

•	Announcements made by us concerning results of clinical trials with our product candidates;

•	Market acceptance and market share of products we co-promote;

•	Duration of market exclusivity of Elestat and Restasis;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions and/or investigations, including our ongoing SEC investigation;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators, including our agreements with Allergan and Santen;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	FDA approval of other treatments for the same indication as any one of our product candidates;

•	Business development activities;

•	Litigation;

•	Terrorist attacks; and

•	Military actions.

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

We have experienced significant losses since inception. We incurred net losses of approximately $26.6 million in the nine months ended September 30, 2006, and approximately $31.8 million for the year ended December 31, 2005. As of September 30, 2006, our accumulated deficit was approximately $229.6 million. We currently expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

We hold licenses for diquafosol tetrasodium for respiratory diseases and a P2Y12 receptor program for cardiovascular uses from The University of North Carolina at Chapel Hill. In addition, we also have a license agreement for glaucoma technologies with WARF, and a development and license agreement with Boehringer Ingelheim which grants us certain exclusive rights to develop and market an intranasal dosage form of epinastine, in the United States and Canada, for the treatment or prevention of rhinitis. Furthermore, we have acquired exclusive rights to develop and commercialize bilastine in the United States and Canada. If we fail to meet payment obligations, performance milestones relating to the timing of regulatory filings, development and commercial diligence obligations, fail to make milestone payments in accordance with applicable provisions, or fail to pay the minimum annual payments under our respective licenses, our licensors may terminate the applicable license. In addition, if any licensor were to re-license some or all of the technologies currently covered by our licenses, competitors could develop products that compete with ours.

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

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of Elestat, Restasis, and Prolacria, if approved by the FDA. It is our understanding that Allergan relies upon an arrangement with a single third party for the manufacture and supply of active pharmaceutical ingredients, or APIs, for each of Elestat, Restasis, and for Prolacria. Allergan then completes the manufacturing process to yield finished product. In the event such third party was unable to supply Allergan, if such supply was unreasonably delayed, or if Allergan was unable to complete the manufacturing cycle, sales of the product could be adversely impacted, which would result in a reduction in any revenue from product co-promotion received under our agreements with Allergan. In addition, if Allergan or the third party manufacturers do not maintain cGMP compliance, the FDA could require corrective actions or take enforcement actions that could affect production and availability of the product thus adversely affecting sales.

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for Prolacria and denufosol, and one vendor as the sole manufacturer of epinastine. We intend to contract with these vendors, as necessary, for commercial scale manufacturing of our products where we are responsible for such activities. In the case of Prolacria, we expect Allergan to purchase commercial quantities of bulk APIs from a sole manufacturer, including initial launch quantities should the product candidate receive FDA approval. In the case of the Phase 3 oral tablet formulation of bilastine and all other formulations of bilastine, we intend to negotiate a supply agreement pursuant to which FAES will supply us with the bulk bilastine as active pharmaceutical ingredient for our use in manufacturing , developing and commercializing the bilastine compound. However, we can make no assurance that a supply agreement will be completed in a timely manner, if at all, or that the terms and conditions of such agreement will be acceptable. In addition, we believe that FAES intends to rely upon a single third-party manufacturer for the manufacture and supply of API and that FAES has not entered into a final, binding agreement with such a manufacturer. We will have no control over the terms and conditions of such an agreement between FAES and a third-party manufacturer and the terms and conditions of such agreement may not be acceptable to us. We have not identified an alternative source for the supply of bulk bilastine or a third-party to manufacture bilastine in finished form. We may not be successful in identifying such parties or in entering into acceptable agreements with a party, when they are identified. Delays in any aspect of implementing the manufacturing process could cause significant development delays and increased costs.

In addition, if Allergan, FAES or any third party manufacturer do not maintain cGMP compliance, the FDA could require corrective actions or take enforcement actions that could affect production and availability of the product thus adversely affecting sales. Although we have identified alternate sources for our product candidates, except bilastine, it would be time consuming and costly to qualify these sources. If our vendors were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

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

We have no experience or capabilities to conduct the large-scale manufacture of any of our product candidates. We do not currently expect to engage directly in the manufacturing of drug substance or drug products, but instead intend to contract with third parties to accomplish these tasks. With the exception of Santen, for which we are required to supply bulk APIs, all of our partners are responsible for making their own arrangements for the manufacture of drug products, including arranging for the manufacture of bulk APIs. Our dependence upon third parties for the manufacture of both drug substance and finished drug products that remain unpartnered may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our revenues. If we, or our partners, are unable to engage or retain third party manufacturers on commercially acceptable terms, our products may not be commercialized as planned. Our strategy of relying on third parties for manufacturing capabilities presents the following risks:

•	The manufacturing processes for most of our APIs have not been validated at the scale required for commercial sales;

•	Delays in scale-up to commercial quantities and any change at the site of manufacture could delay clinical trials, regulatory submissions and ultimately the commercialization of our products;

•	Manufacturers of our products are subject to the FDA’s cGMP regulations, and similar foreign standards that apply, and we do not necessarily have full control over compliance with these regulations by third party manufacturers;

•	The FDA may inspect a facility to confirm cGMP compliance and adherence to the specifications submitted to the FDA before an NDA is approved and the facility is subject to ongoing post-approval FDA inspections to ensure continued compliance with cGMP regulations;

•	If the manufacturing facility does not maintain cGMP compliance after NDA approval, the FDA has the authority to seize product produced under such conditions and may seek to enjoin further manufacture and distribution, as well as other equitable remedies such as mandatory recall;

•	Without satisfactory long-term agreements with manufacturers, we will not be able to develop or commercialize our product candidates as planned or at all;

•	We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates; and

•	If we are unable to engage or retain an acceptable third party manufacturer for any of our product candidates, we would either have to develop our own manufacturing capabilities or delay the development of such product candidate.

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

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have a development collaboration with Santen, development and commercialization collaborations with Allergan, a development and license collaboration with Boehringer Ingelheim and a development and license collaboration with FAES Farma. The termination of any collaboration will result in the loss of any unmet development or commercial milestone payments, may lead to delays in product development and disputes over technology rights and may reduce our ability to enter into collaborations with other potential partners. Allergan, Santen and Boehringer Ingelheim may immediately terminate their agreements with us if we breach the applicable agreement and fail to cure the breach within 60 days of being notified of such breach. If we materially breach our co-promotion agreement with Allergan for Elestat, or license agreement with FAES for bilastine, Allergan or FAES, as applicable, has the right to terminate the respective agreement upon 90 days written notice if we fail to cure the breach within that 90 day period. If we do not maintain the Allergan or

Santen collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize products using our technology. Any future collaborations or licensing arrangements may not be on terms favorable to us.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Competitors in our core therapeutic areas include: Alcon, Inc.; ISTA Pharmaceuticals, Inc.; MedPointe Pharmaceuticals; Merck & Co, Inc.; Nascent Pharmaceuticals; Novartis; Otsuka America Pharmaceutical, Inc.; Pfizer, Inc.; Senju Pharmaceutical Co. Ltd.; Sucampo Pharmaceuticals, Inc. (ophthalmic); Chiron Corporation/Novartis; Corus Pharma Inc./Gilead Sciences, Inc.; Genaera Corporation; Genentech, Inc.; Lantibio, Inc.; Predix Pharmaceuticals Holdings, Inc.; Vertex Pharmaceuticals Inc. (cystic fibrosis); AstraZeneca; GlaxoSmithKline; MedPointe Pharmaceuticals; Schering-Plough; and Sanofi-Aventis (allergic rhinitis). Most of these competitors have greater resources than us, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations.

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

We have established a sales force to market and promote Elestat, Restasis as well as other potential products. Although the members of our sales force have had experience in sales with other companies, prior to 2004 we never had a sales force and we may undergo difficulties maintaining the sales force. We have incurred substantial expenses in establishing and maintaining the sales force, including substantial additional expenses for the training and management of personnel and the infrastructure to enable the sales force to be effective and compliant with the multiple laws and regulations affecting sales and promotion of Elestat and Restasis. We expect to continue to incur substantial expenses in the future. The costs of maintaining our sales force may exceed our product revenues. We compete with many companies that currently have extensive and well-funded marketing and sales operations. Many of these competing companies have had substantially more experience in, and financial resources for sales and marketing.

If bilastine and epinastine nasal spray are approved, we will consider substantially expanding our sales force to call on allergists, who we currently call on, and select high prescribing pediatricians and primary care physicians. We have had no prior experience managing such a large sale force and we may not be able to successfully attract the desired number of qualified sales personnel. In addition, we have no prior experience in negotiating managed care agreements and government contracts, managing promotional and marketing compliance activities, and managing regulatory-related compliance activities such as pharmacovigilance.

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

If we must defend a patent suit, or if we choose to initiate a suit to have a third party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. While we are not aware of any patent that we are infringing, nor have we been accused of infringement by any other party, other companies may have, or may acquire, patent rights, which we might be accused of infringing. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others. Should we choose to do this, as with the above, we may need to make considerable expenditures of money and management time in litigation. Further, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine the priority of invention of any of our technologies.

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

As of September 30, 2006, our current 5% stockholders and their affiliates beneficially owned approximately 44% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our amended and restated certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales by stockholders into the public market may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of September 30, 2006, there were 42,238,355 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act, unless purchased by our affiliates. In addition, we have the ability to issue additional shares of common stock under an active shelf registration statement, which we filed with the SEC on April 16, 2004. Up to 10,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our 2005 Equity Compensation Plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

If some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of September 30, 2006, our 5 largest stockholders and their affiliates beneficially owned approximately 44% of our outstanding common stock.

Further, we may issue additional shares:

•	To employees, directors and consultants;

•	In connection with corporate alliances;

•	In connection with acquisitions; and

•	To raise capital.

As of September 30, 2006, there were outstanding options, which were exercisable to purchase 5,132,262 shares of our common stock. This amount combined with the total common stock outstanding at September 30, 2006 is 47,370,617 shares of common stock. As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time causing fluctuations or reductions in our stock price.

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

Item 5. Other Information

On November 7, 2006, Inspire issued a press release announcing its third quarter 2006 financial results. The press release is attached hereto as Exhibit 99.1.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

10.1	Form of Restricted Stock Unit Agreement.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated November 7, 2006, announcing financial results for the third quarter ended September 30, 2006.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: November 7, 2006	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer
(principal executive officer)

Date: November 7, 2006	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

10.1	Form of Restricted Stock Unit Agreement.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated November 7, 2006, announcing financial results for the third quarter ended September 30, 2006.