Form 10-K
period 2006-12-31
INSPIRE PHARMACEUTICALS INC
filed 2007-03-16
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 000-31135

INSPIRE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3209022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4222 Emperor Boulevard, Suite 200, Durham, North Carolina	27703-8466
(Address of Principal Executive Offices)	(Zip Code)

(919) 941-9777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $195,193,622.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2007.

Class	Number of Shares
Common Stock, $.001 par value	42,238,355

Documents incorporated by reference

Document Description	10-K Part III
Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2006 are incorporated by reference into Part III of this report.	Items 10, 11, 12, 13, 14

INSPIRE PHARMACEUTICALS, INC.

2006 FORM 10-K ANNUAL REPORT

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

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER	CURRENT STATUS IN THE UNITED STATES
Products

Elestat®	Allergic conjunctivitis	Allergan	Co-promoting

Restasis®	Dry eye disease	Allergan	Co-promoting

Product Candidates in Clinical Development

AzaSite™	Bacterial conjunctivitis	InSite Vision	Phase 3; April 2007 Prescription Drug User Fee Act review date (1)

ProlacriaTM (diquafosol tetrasodium)	Dry eye disease	Allergan and Santen Pharmaceutical	Phase 3; Second FDA approvable letter received December 2005

Bilastine	Seasonal allergic rhinitis	FAES Farma	Phase 3

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

Epinastine nasal spray	Seasonal allergic rhinitis	Boehringer Ingelheim	Phase 2

INS115644	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	On February 15, 2007, we entered into a license agreement with InSite Vision Incorporated pursuant to which we licensed exclusive rights to commercialize AzaSite™, a topical anti-infective product candidate currently in late stage development for the treatment of bacterial conjunctivitis, as well as other potential topical anti-infective products containing azithromycin for use in the treatment of human ocular or ophthalmic indications.

We co-promote Elestat and Restasis in the United States under agreements with Allergan, Inc., or Allergan, and we receive co-promotion revenue based upon Allergan’s net sales of these products. Elestat and Restasis are trademarks owned by Allergan. AzaSite is a trademark owned by InSite Vision Incorporated, or InSite Vision.

Our ophthalmic products and product candidates are currently concentrated in the allergic and bacterial conjunctivitis, dry eye disease, and glaucoma indications. Our respiratory/allergy product candidates are currently concentrated in the treatment of respiratory complications of cystic fibrosis and seasonal allergic rhinitis indications.

Our Strategy

Our business objective is to become a leading biopharmaceutical company focused on discovering, developing and commercializing new treatments for diseases primarily in the ophthalmic and respiratory/allergy areas. We intend to build and commercialize a sustainable pipeline of innovative new treatments based on our technical and scientific expertise. Our strategy is to advance product candidates in areas where we have significant expertise, through drug discovery, development, strategic alliances and in-licensing, and to be involved in the marketing and sale of our products. The principle elements of our strategy are to:

•

Aggressively Advance Our Product Candidates. We focus significant energy and resources to efficiently develop our existing product candidates. We target therapeutic markets and pursue product candidates where current therapy might not be optimal and where we perceive significant market opportunities to exist.

•

Develop and In-License New Products in our Core Therapeutic Areas of Ophthalmology and Respiratory/Allergy. We have a fully integrated research and preclinical organization that works to identify and synthesize new chemical entities for further testing in the respiratory/allergy and ophthalmic therapeutic areas. Also, we collaborate with academic institutions to advance basic and translational research and to augment our internal research capabilities. In addition, we continue to be opportunistic with regard to in-licensing product candidates in various stages of development in our core therapeutic areas.

•

Establish Strategic Relationships that Enhance and Complement Our Own Product Development and Commercial Organization. Collaborations are, and we believe will continue to be, a key component of our corporate strategy. We have entered into, and plan to enter into where appropriate, alliances with pharmaceutical companies for the commercialization of our products, especially to address markets outside North America where we do not intend to develop infrastructure to commercialize our products. In addition, we intend to continue to develop alliances with pharmaceutical and biotechnology companies to enrich our product candidate pipeline and optimize our commercial efforts.

•

Successfully Commercialize Products Through a Concentrated Sales and Marketing Effort in Our Target Markets. A key element of our strategy is to be involved in the sales and marketing activities of our products in North America. To that end, we have developed a specialty sales and marketing organization that currently supports the commercialization of Elestat and Restasis to ophthalmologists, optometrists and allergists in the United States. We intend to expand our sales force and marketing organization as appropriate if additional product candidates are approved.

•

Build Intellectual Property Around Our Product Candidates. We have a substantial intellectual property position related to our technology and product candidates. We intend to continue to pursue an aggressive patent strategy to protect our expanding proprietary discoveries.

Elestat

Overview. Elestat (epinastine HCl ophthalmic solution) 0.05%, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the prevention of ocular itching associated with allergic conjunctivitis. Elestat was approved by the U.S. Food and Drug Administration, or FDA, in October 2003 and is indicated for adults and children at least three years old. Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months.

In December 2003, we entered into an agreement with Allergan to co-promote Elestat in the United States. Under the agreement, we have the responsibility for promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. In addition, we have the right to conduct, and do conduct, Phase 4 clinical trials and other studies in collaboration with Allergan relating to Elestat. We receive co-promotion revenue from Allergan on its U.S. net sales of Elestat. Allergan records sales of Elestat and is responsible for other product costs. See “—Collaborative Agreements—Allergan, Inc.—Elestat.”

In February 2004, we launched Elestat in the United States and are promoting it to ophthalmologists, optometrists and allergists. We work with Allergan collaboratively on overall product strategy and management in the United States. The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire in October 2008.

Market Opportunity. Allergies affect more than 40 million people in the United States annually, according to the American Academy of Allergy, Asthma & Immunology. We estimate that allergic conjunctivitis may occur in up to 90% of those patients suffering from allergies. The 2006 annual U.S. market for prescription ocular allergy products was approximately $520 million, and has experienced a growth rate, in terms of dollars, of approximately 8% over 2005, based on data compiled and reported by IMS Health, as of September 30, 2006.

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

In June 2001, we entered into an agreement with Allergan to develop and commercialize our product candidate, ProlacriaTM (diquafosol tetrasodium), for the treatment of dry eye disease. The agreement also provided us with a royalty on worldwide (except most Asian markets) net sales of Allergan’s Restasis and granted us the right to co-promote Restasis in the United States. See “—Collaborative Agreements —Allergan, Inc.—Restasis and Prolacria.”

In January 2004, we began co-promotion of Restasis to eye care professionals and allergists in the United States. We began receiving co-promotion revenue on Allergan’s net sales of Restasis beginning in April 2004. The manufacture and sale of Restasis is protected in the United States under a use patent which expires in August 2009 and a formulation patent which expires in May 2014.

Market Opportunity. Other than Restasis, the current treatments for dry eye disease in the major markets consist of artificial tear solutions and lubricant eye drops. Dry eye disease is associated with aging, environmental factors, autoimmune disorders and various medications. Since dry eye disease is more prevalent among the elderly and post-menopausal women, this market is expected to grow as populations age. We estimate, based on an extrapolation from U.S. data, that dry eye disease affects over thirty million people in the eight major international prescription pharmaceutical markets, of which over nine million are in North America. For the years ending December 31, 2006, 2005 and 2004, Allergan has recognized $270 million, $191 million and $100 million, respectively, of revenue from net sales of Restasis.

AzaSite for the treatment of bacterial conjunctivitis

Overview. AzaSite is a topical anti-infective, in which 1% azithromycin is formulated into an ophthalmic solution utilizing DuraSite®, a novel ocular drug delivery system. The initial indication for AzaSite will be the treatment of bacterial conjunctivitis. Azithromycin is a semi-synthetic antibiotic that is derived from erythromycin and has been available under the trade name Zithromax® by Pfizer Inc. since 1992.

On February 15, 2007, we entered into a license agreement with InSite Vision pursuant to which we licensed exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin for use in the treatment of human ocular or ophthalmic indications. The license agreement also grants us exclusive rights to develop, make, use, market, commercialize and sell the product in the United States and Canada and their respective territories. See “—Collaborative Agreements—InSite Vision Incorporated.” In the United States, AzaSite is expected to have patent protection through 2019.

Development Status. Two Phase 3 clinical trials have been completed in patients with bacterial conjunctivitis. One clinical trial was a vehicle-controlled clinical trial and the second clinical trial included an active comparator, tobramycin ophthalmic solution. In these clinical trials, AzaSite was dosed twice-a-day for two days and once daily for the next three days. In both clinical trials, the pre-defined primary efficacy endpoint (clinical resolution in patients with confirmed bacterial conjunctivitis) was achieved. Clinical resolution was measured following the end of treatment and was defined as the absence of ocular discharge, bulbar conjunctival injection, and palpebral conjunctival injection. Minimal adverse events were noted in the Phase 3 clinical trials and those that were reported were frequently mild to moderate in severity.

InSite Vision previously filed a New Drug Application, or NDA, with the FDA in June 2006. The completion of the FDA’s review of the NDA for AzaSite is expected by the end of April 2007, as determined by the Prescription Drug User Fee Act (PDUFA). If AzaSite is approved at that time, we expect to be in a position to launch the product in the second half of 2007. Following a U.S. approval, we plan to expand our existing sales force to a total of 98 representatives who will call on targeted specialists and select pediatricians and primary care providers.

Market Opportunity. The current ocular antibiotic market is approximately $600 million in annual sales in the United States based on data compiled by IMS Health as of December 31, 2006. This includes approximately $360 million for the single-entity market and approximately $245 million in the combination products market. Total prescriptions in the ocular antibiotic market were approximately 15 million for the twelve months ended December 31, 2006, up 7% from the prior year according to data compiled from IMS Health.

Prolacria (diquafosol tetrasodium) for the treatment of dry eye disease

Overview. Diquafosol tetrasodium is a dinucleotide that we discovered, which functions as an agonist at the P2Y2 receptor and is being developed for the treatment of dry eye disease. Prolacria, the proposed U.S. tradename for diquafosol tetrasodium ophthalmic solution 2%, is designed to stimulate the release of three components of natural tears—mucin, lipids and fluid.

We are developing Prolacria as an eye drop for dry eye disease. To date, we have completed four Phase 3 clinical trials of Prolacria for the treatment of dry eye disease. In total, we have conducted placebo-controlled clinical trials of Prolacria in more than 2,000 subjects. If approved, Prolacria could be the second FDA approved pharmacologically active agent to treat dry eye disease and the first one with this mechanism of action. Since Prolacria and Restasis have different mechanisms of action, we consider them complementary products and, if Prolacria is approved by the FDA, we believe there is commercial opportunity for both of these products.

Under our agreement with Allergan, we are responsible for the development of Prolacria. In 2003, we exercised our right to co-promote Prolacria with Allergan in the United States. If and when we receive FDA approval and Prolacria is launched, we expect to begin promoting this product. Pursuant to this agreement, Allergan is responsible for obtaining regulatory approval of diquafosol tetrasodium in Europe. See “—Collaborative Agreements—Allergan, Inc.—Restasis and Prolacria.” In the United States, Prolacria is expected to have patent protection through 2017.

Development Status. In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. In response to that NDA, we were granted a “Priority Review” designation and subsequently, received an approvable letter in December 2003. In June 2005, we submitted an amendment to our NDA for Prolacria and received a second approvable letter in December 2005. We had two formal meetings in 2006 and an additional formal meeting in early 2007 with the FDA about Prolacria and dry eye disease. Based on those meetings, we have provided additional information to the FDA. We have utilized key experts and corneal specialists throughout this process to engage in a meaningful dialogue regarding the clinical aspects of the diagnosis and treatment of dry eye.

Based on our most recent meeting with the FDA, we are focusing our attention on staining scores in the central region of the cornea. In addition to the data we have already submitted to the FDA to support the importance of the central cornea, we are continuing to work to validate a clinically relevant endpoint based on staining scores in the central region of the cornea. The FDA has agreed to work with us on this pathway providing we can appropriately validate the endpoint. If we are able to validate this endpoint and come to agreement with the FDA, we expect to request a Special Protocol Assessment prior to conducting an additional clinical trial.

Our partner, Santen Pharmaceutical Co., Ltd., or Santen, is currently developing diquafosol tetrasodium in Japan. Our agreement with Santen allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries and provides for certain milestones to be earned by us upon achievement of development milestones by Santen. In 2006, Santen began Phase 3 clinical trials in Japan for diquafosol tetrasodium. See “—Collaborative Agreements—Santen Pharmaceutical Co., Ltd.”

Depending on the outcome of our validation exercise and subsequent discussions with the FDA, estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $1 million to $10 million, depending on our approach to achieving NDA approval of the product. This range includes costs for regulatory and consulting activities, conducting a validation exercise and related studies, completing one additional Phase 3 clinical trial, salaries for development personnel, and other unallocated development costs, but excludes the cost of pre-launch inventory which is Allergan’s responsibility. Currently, we have not initiated an additional Phase 3 clinical trial for Prolacria and we do not anticipate initiating an additional Phase 3 clinical trial until the validation exercise and subsequent discussions with the FDA are complete. Costs of other clinical trials for Prolacria are excluded from this projection. If we are required to do more than one additional Phase 3 clinical trial, our costs will likely be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the ongoing interaction with the FDA and the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with the development of Prolacria and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

Bilastine for seasonal allergic rhinitis

Overview. Bilastine is a non-sedating oral H1-antihistamine compound being developed for the treatment or prevention of allergic rhinitis. Rhinitis is a condition that primarily results from exposure to allergens, either at specific times of the year (seasonal allergic rhinitis) or year-round (perennial allergic rhinitis), or from exposure to irritants, such as cigarette smoke or perfume. Symptoms most often include nasal congestion or stuffiness, rhinorrhea (runny nose), sneezing and ocular and nasal itching.

In October 2006, we entered into a licensing agreement with FAES Farma, S.A., or FAES, for the U.S. and Canadian development and commercialization of bilastine. Under the agreement with FAES, we are responsible for the development and commercialization of bilastine in the United States and Canada, including conducting any additional necessary clinical trials. See “—Collaborative Agreements—FAES Farma, S.A.” In the United States, bilastine is covered by a composition of matter patent through 2017.

Development Status. FAES has sponsored clinical trials assessing the efficacy, tolerability and safety of bilastine in the once-daily oral tablet formulation in multiple clinical trials, including two large, potentially pivotal Phase 3 seasonal allergic rhinitis clinical trials conducted outside the United States that had met their primary (and secondary) pre-specified endpoints. In these clinical trials, bilastine appeared to have an attractive tolerability profile. More than 4,000 subjects have been studied in clinical trials to date. Multiple studies have been completed in the development of this compound, including standard toxicology, carcinogenicity, cardiac safety, and food and drug interaction studies. FAES announced the acceptance of an Investigational New Drug Application, or IND, by the FDA in April 2006, and the IND was transferred to Inspire in December 2006. Currently, a thorough QT/QTc clinical trial is ongoing in the United States, which top-line results are expected to be reported in the second quarter of 2007. A QT/QTc clinical trial is frequently recommended by the FDA for oral antihistamines to confirm the cardiac safety profile. This clinical trial represents an important “go/no go” decision point in our U.S. program. Furthermore, we have no additional financial commitments to FAES for bilastine until we receive these QT/QTc clinical trial results and they are favorable.

In anticipation of having these QT/QTc clinical trial results, we have scheduled a meeting with the Pulmonary Division of the FDA in the second quarter of 2007 to discuss various aspects of the program. After the FDA meeting, we plan to provide an update on any additional requirements for approval and plans for an NDA filing. We anticipate conducting at least one additional clinical trial in the United States to broaden the experience with the compound and to enhance the competitive position of the product candidate.

In addition to the completed clinical trials evaluating bilastine, FAES is sponsoring other ex-U.S. clinical trials. A clinical trial to assess onset and duration of effect in an allergen-challenge model (or a controlled pollen exposure unit) has been completed in Vienna, Austria. These clinical trial results are expected by mid-year 2007. Also, FAES is conducting a multinational clinical trial evaluating the effectiveness of bilastine compared with placebo and an active comparator, levocetirizine, for the treatment of chronic idiopathic urticaria.

Several abstracts have been submitted to the Congress of the European Academy of Allergology and Clinical Immunology, which will be held in mid-June 2007 in Sweden. At that conference, we expect data from two large European Phase 3 trials of bilastine to be presented.

Estimated subsequent costs necessary to submit an NDA for bilastine for the treatment of seasonal allergic rhinitis are projected to be in the range of $12 million to $20 million and are contingent upon favorable results of the QT/QTc clinical trial currently being conducted by FAES in the United States. This range includes an $8 million milestone payment to FAES if such QT/QTc clinical trial results are favorable, conducting a Phase 3 clinical trial which may be required, and if such clinical trial is favorable, paying a $2 million milestone payment to FAES, manufacturing bilastine for clinical trials, producing qualification lots consistent with current Good Manufacturing Practice, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory. These costs are difficult to project and actual costs could be materially different from our estimate. For example, results from the QT/QTc clinical trial may be unfavorable, which could result in a cancellation of the program. In addition, results from the planned Phase 3 clinical trial may change our planned development program, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

Market Opportunity. In the United States, allergic rhinitis affects approximately 40 million people, according to the American Academy of Allergy, Asthma & Immunology. The annual U.S. market for prescription oral antihistamine products is approximately $3.1 billion, based on IMS Health data for the 12 months ended September 30, 2006.

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. We believe that our product candidate could be the first FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency, or EMEA. Denufosol is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through activation of the P2Y2 receptor, we expect denufosol to help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions. In the United States, denufosol tetrasodium for the treatment of cystic fibrosis is expected to have patent protection through 2017.

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

Development Status. We have conducted Phase 1 and Phase 2 clinical trials of denufosol, including multiple clinical trials in cystic fibrosis patients, and various preclinical and toxicology testing. In January 2006, we had an End-of-Phase 2 meeting with the FDA and decided to initiate a Phase 3 program to advance denufosol for the treatment of cystic fibrosis. The focus of our Phase 3 program is to develop denufosol as an early intervention therapy for treatment of patients with mild lung disease (FEV1 (Forced Expiratory Volume in one second) ≥ 75% predicted). According to the U.S. Cystic Fibrosis Foundation’s 2004 Patient Registry, approximately two-thirds of cystic fibrosis patients have lung disease defined as mild as measured by the standard pulmonary function test, FEV1 > 70% predicted. In the pediatric population under 18 years of age, approximately 80% of patients have mild or early lung disease.

Based on the End-of-Phase 2 meeting with the FDA, we plan to conduct two pivotal Phase 3 clinical trials in cystic fibrosis patients. The two Phase 3 clinical trials are designated TIGER-1 and TIGER-2. In July 2006, we initiated our TIGER-1 clinical trial, which is designed to be approximately one year in duration, with a 24-week efficacy treatment period, followed by a 24-week safety extension period. The efficacy portion of the clinical trial is a randomized, double-blind comparison of 60 mg of denufosol to placebo by inhalation three-times daily in approximately 350 patients with mild cystic fibrosis lung disease at approximately 70 clinical centers across the United States. As of February 27, 2007, approximately 170 patients have been randomized or enrolled in the clinical trial. Based on current enrollment rates, we expect to complete enrollment in our TIGER-1 Phase 3 clinical trial in the fourth quarter of 2007. As TIGER-1 enrollment proceeds, the safety data will be reviewed by an independent data monitoring committee that we established for this clinical trial. We intend to unblind, analyze and announce the top-line results within two to three months following completion of the initial 24-week placebo-controlled efficacy portion of the clinical trial. We do not expect this unblinding of efficacy data to result in any statistical penalty.

We intend to use TIGER-1 to fulfill the long-term safety regulatory requirement to study denufosol in a specified number of patients for one year. The primary efficacy endpoint is the change from baseline in FEV1 (in liters) at the 24-week time point. Secondary endpoints include other lung function parameters, pulmonary exacerbations, requirements for concomitant cystic fibrosis medications and health related quality of life. The clinical trial is enrolling cystic fibrosis patients aged five years and above. Use of standard cystic fibrosis therapies approved by the FDA, including Pulmozyme®, TOBI®, macrolides and digestive enzymes, is permitted. The use of hypertonic saline is not permitted to be used by those patients enrolled in the clinical trial.

The size of the TIGER-1 clinical trial was based on multiple considerations including the need for adequate long-term safety exposure at the intended dose of 60 mg and sufficient statistical power required to detect meaningful treatment effects. The TIGER-1 clinical trial has statistical power of greater than 90% to detect at least a 75 ml treatment effect relative to placebo for the primary efficacy endpoint of change from baseline in FEV1 (in liters). The statistical power calculation was based on numerous assumptions and does not represent a probability of success of the trial.

We have previously stated that the initiation of the TIGER-2 clinical trial was targeted to begin in 2007. However, there are a number of considerations that could result in this clinical trial starting later than 2007. The protocol and specific timing of initiation of TIGER-2 are dependant on a number of factors, including discussions with regulatory agencies outside the United States, as well as the FDA, discussions with potential partners and enrollment progress in TIGER-1. In 2006, we conducted several meetings with the EMEA to negotiate various aspects of our program, including the potential inclusion of European clinical sites in TIGER-2 and the discussions are continuing. Also, in January 2007, we submitted a Clinical Trial Application, which is under review, to Health Canada to be able to conduct cystic fibrosis clinical trials in Canada. The duration of TIGER-2 is expected to be no longer than 24 weeks.

In 2006, we completed a 52-week inhalation toxicology study in one animal species and we have submitted the final study report to the FDA. There were no signs of pulmonary or systemic toxicity at doses well above the Phase 3 clinical dose. We expect that the safety margin is sufficient to support the completion of the Phase 3 clinical program. In addition, in November 2006, we initiated the required two-year inhalation carcinogenicity study in rats and the study is ongoing. We believe that this carcinogenicity study is the rate limiting step in the denufosol program which must be completed prior to submitting an NDA filing. The time from initiation of this study to receipt of the final study report is expected to be up to three years. We do not expect to receive the final study report for this carcinogenicity study until the second half of 2009.

We intend to initiate a small clinical trial to enhance the scientific data regarding the mechanism of action of denufosol. The single-dose clinical trial is designed as a double-blind, two-way crossover evaluation of the effects of 60 mg of denufosol on mucociliary clearance, compared to placebo, in 12 patients with cystic fibrosis lung disease. In addition, although not requested by the FDA, we may conduct further clinical trials to evaluate denufosol in patients with lower lung function, to gain a better understanding of the initial dose tolerability of denufosol in a patient population with more significant airflow obstruction.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $35 million to $55 million. This estimate includes any additional Phase 2 clinical trials, conducting two Phase 3 clinical trials and any required toxicology and carcinogenicity studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current cGMP standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory and any potential development milestones payable to the Cystic Fibrosis Foundation Therapeutics, Inc., or the CFFT. See “—Collaborative Agreements—Cystic Fibrosis Foundation Therapeutics, Inc.” These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

We intend to participate in the commercialization in North America for denufosol for the treatment of cystic fibrosis; we are seeking to secure a corporate partner to develop and commercialize this product candidate outside of North America. We would expect that a potential partner for development and commercialization outside of North America would provide assistance related to the design, funding and completion of future clinical trials conducted outside of North America.

Market Opportunity. The current therapeutic approaches to address cystic fibrosis mainly treat the complications of the disease and are aimed at reducing respiratory infections and breaking up thickened mucous secretions that cause airflow obstruction and harbor bacteria. For example, TOBI is an inhaled antibiotic that treats lung infections and Pulmozyme is an inhaled protein that breaks up excessive DNA in mucus that reduces the thickness and tackiness of the respiratory secretions. While both products are approved for the treatment of cystic fibrosis, neither product is designed to address the underlying ion-transport defect, which results in dehydrated mucus and severely impaired mucociliary clearance.

There are approximately 30,000 diagnosed cystic fibrosis patients in the United States and we estimate approximately 75,000 worldwide. Annual sales of the two prescription pharmaceutical products to treat cystic fibrosis lung disease, Pulmozyme and TOBI, were approximately $415 million in the United States and $600 million on an aggregate worldwide basis, based on data compiled and reported by IMS Health, as of September 30, 2006.

Epinastine nasal spray for seasonal allergic rhinitis

Overview. Epinastine HCl is a topically active, direct H1-receptor antagonist and inhibitor of histamine release from mast cells that is being developed by us as an intranasal treatment for seasonal allergic rhinitis.

In February 2006, we entered into a development and license agreement with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim. The agreement grants us certain exclusive rights to develop and market an intranasal dosage form of epinastine, in the United States and Canada, for the treatment or prevention of rhinitis. See “—Collaborative Agreements—Boehringer Ingelheim International GmbH.”

Development Status. In October 2006, our IND application for epinastine nasal spray was filed with the FDA and we began Phase 2 clinical trials. The Phase 2 program is expected to include several clinical and toxicology studies to determine the optimal formulation and dose. In late October 2006, the initial Phase 2 clinical trial, which compared several formulations and concentrations over one day, was completed. In December 2006, we initiated an additional Phase 2 clinical trial to evaluate epinastine nasal spray for the treatment of seasonal allergic rhinitis and enrollment is complete. This Phase 2 clinical trial is a 14-day randomized, double-blind comparison of two doses of epinastine nasal spray (0.05% and 0.1%) to placebo in approximately 580 subjects who have a documented history of seasonal allergic rhinitis to mountain cedar pollen. The clinical trial is being conducted at seven clinical sites during the mountain cedar pollen season, primarily in central Texas. There are multiple objectives of this placebo-controlled, dose-ranging clinical trial, including the measurement of nasal and non-nasal symptoms, quality of life scores and standard safety assessments. The doses being studied in this clinical trial were selected based on the small Phase 2 clinical trial completed in October 2006, combined with the preclinical pharmacology data compiled to date. We expect to report the top-line results of this clinical trial by mid-year 2007. If these results are favorable, we plan to meet with the FDA to confirm next steps and would likely initiate a six-month nasal toxicology study which is required by the FDA. Additional clinical studies in seasonal allergic rhinitis could continue while this toxicology study is ongoing.

Estimated subsequent costs necessary to submit an NDA for epinastine nasal spray for the treatment of seasonal allergic rhinitis are projected to be in the range of $30 million to $50 million. This estimate includes current and future Phase 2 clinical trials, conducting Phase 3 clinical trials and any required toxicology and carcinogenicity studies, manufacturing epinastine for clinical trials, producing qualification lots consistent with current cGMP standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 2 clinical trials may be necessary, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

Market Opportunity. The annual U.S. market for prescription nasal allergy products is approximately $2.8 billion based on data compiled and reported by IMS Health, as of September 30, 2006.

INS115644 for glaucoma

Overview. In November 2004, we licensed several patents for use in developing and commercializing new treatments for glaucoma from Wisconsin Alumni Research Foundation, or WARF. See “—Collaborative Agreements—Wisconsin Alumni Research Foundation.” Under the technology licensed from WARF, we are evaluating new and existing compounds, including INS115644, that are active in disrupting the acto-cytoskeleton of the trabecular meshwork as potential treatments for glaucoma. The scientific hypothesis is that the mechanism of action may result in reduction of intraocular pressure by affecting the primary outflow pathway for aqueous humor.

Development Status. We have filed an IND for the first compound in a series of compounds and in the first quarter of 2007, we initiated a Phase 1 dose-ranging clinical trial in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in intraocular pressure. We expect to report top-line results of this clinical trial by the fourth quarter of 2007. Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing.

Market Opportunity. The current market for treatment of glaucoma, the largest market in ophthalmic pharmaceuticals, is approximately $1.6 billion in annual sales in the United States based on data compiled and reported by IMS Health, as of September 30, 2006.

Discontinued Program—INS50589 for use in acute cardiac care

INS50589 is a selective and reversible inhibitor of the platelet P2Y12 adenosine diphosphate receptor. In April 2006, we initiated a proof-of-concept Phase 2 clinical trial to evaluate INS50589 in patients undergoing coronary artery bypass graft. In August 2006, we announced that we terminated this clinical trial, based on the unanimous recommendation of our independent data monitoring committee. We have discontinued the development of INS50589 for this indication and are currently exploring potential collaborative partnerships for this program. We expect that we will incur additional costs related to this program through 2007 as we complete any remaining contractual obligations under the clinical trial agreements.

Additional discussion of the costs and expenses associated with all of our research and development programs is discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Years Ended December 31, 2006, 2005 and 2004—Costs and Expenses.”

Collaborative Agreements

Allergan, Inc.—Elestat

In December 2003, we entered into an agreement with Allergan to co-promote Elestat in the United States. Under the agreement, we have the responsibility for promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. In addition, we have the right to conduct Phase 4 clinical trials and other studies in collaboration with Allergan relating to Elestat. We receive co-promotion revenue from Allergan on its U.S. net sales of Elestat. We work with Allergan collaboratively on overall product strategy and management in the United States. Allergan records sales of Elestat and is responsible for other product costs, as well as retaining responsibility for all international marketing and selling activities. Allergan also retains the rights relating to promotion of Elestat to U.S. prescribers other than ophthalmologists, optometrists and allergists. However, we have a right of first refusal to obtain such rights in the event Allergan decides to engage a third party to undertake such activities. We have established a joint commercialization committee with Allergan to coordinate and oversee the broad strategies, promotion activities and manage the relationship. Allergan is responsible for supply chain management, managed healthcare, customer order processing and regulatory compliance. Under the terms of the agreement, we paid Allergan an up-front payment and Allergan pays co-promotion revenue to us on its U.S. net sales of Elestat. In the event that a third party is engaged by Allergan to promote Elestat to prescribers outside of our field, we are entitled to be paid a proportionate share of U.S. net sales of Elestat based upon filled prescriptions written by ophthalmologists, optometrists and allergists. Under the terms of the agreement, we are required to achieve certain performance minimums to receive some or all of co-promotion revenue contemplated.

The agreement will be in effect until the earlier of: (i) the approval and launch of the first generic epinastine product; or (ii) the approval and launch of the first over-the-counter epinastine product. The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire in October 2008, after which time Elestat could face generic competition if there is no other intellectual property protection covering Elestat. Either Allergan or we may terminate the agreement in the event of a material breach of the agreement by the other or in the event of the other’s insolvency. Allergan can terminate the agreement if we fail to meet a defined minimum of net sales in any given year, or upon a change of control where we become an affiliate of a direct competitor of Allergan as that term is defined in the agreement. We can terminate the agreement in the event that Elestat is withdrawn from the market for more than ninety days.

Allergan, Inc.—Restasis and Prolacria

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize our product candidate, Prolacria, for the treatment of dry eye disease. The agreement also provided us with a royalty on net sales of Allergan’s Restasis and granted us the right to co-promote Restasis in the United States. In December 2003, at the time we entered into the co-promotion agreement relating to Elestat, we amended the joint license, development and marketing agreement to reduce the co-promotion revenue rates that we would receive upon the sale of Restasis.

Under the terms of the amended agreement, Allergan obtained an exclusive license to develop and commercialize Prolacria worldwide, with the exception of Japan and nine other Asian countries covered by our agreement with Santen. In return, we are entitled to receive co-promotion revenue from Allergan on net sales of Restasis and Prolacria, if any, worldwide, excluding most larger Asian markets. Under this agreement, we have received up-front and milestone payments of $11 million related to our development of Prolacria and will be entitled to receive up to an additional $28 million in milestone payments assuming the successful completion of all remaining milestones under this agreement. If and when we receive FDA approval and Prolacria is launched, we expect to begin promoting this product.

We have established a joint development committee with Allergan to oversee the joint development program and a joint commercialization committee to establish the broad strategies and manage the relationship. Under the terms of the agreement, we provide bulk active drug substance while Prolacria is in development and Allergan is responsible for obtaining or manufacturing all of its bulk active drug substance requirements for commercial supply of the product.

We are responsible for conducting, in collaboration with Allergan, the Phase 3 clinical trials for Prolacria for dry eye disease needed for potential approval and for filing the U.S. NDA. Allergan is responsible for all other development activities under the agreement, including all development and regulatory activities needed for potential approval outside the United States and in its territories, and for ex-U.S. regulatory submissions, filings, and approvals relating to products. Allergan is responsible for all commercial costs except for the cost of our sales force in the United States. Allergan is required to use commercially reasonable efforts to conduct these development activities, seek ex-U.S. regulatory approvals and market and sell Prolacria.

Unless earlier terminated pursuant to other terms of the agreement, the agreement will expire as to each product (Restasis or Prolacria, as the case may be) in each applicable country on the later of (i) the 10th anniversary of the first commercial sale of such product in the applicable country, or (ii) the date on which the sale of such product ceases to be covered by any claim of any applicable Inspire or Allergan patent. The agreement will expire in its entirety upon the expiration of the agreement with respect to all products in all countries as described in the previous sentence. Either Allergan or we may terminate the agreement in the event of a material breach of the agreement. In addition, we have the right to terminate the agreement by giving 180 days prior notice if we determine, subject to the joint commercialization committee’s review and arbitration, that Allergan has not made reasonably sufficient progress in the commercialization of our product. If Allergan breaches the agreement, becomes insolvent or we terminate for failure to make progress with the commercialization of our product, Allergan’s license will terminate and Allergan must provide us with all data and information relating to our product and must assign or permit us to cross-reference all regulatory filings and approvals.

The co-promotion revenue that we receive on the net sales of Restasis is based upon a percentage of net sales of Restasis in the United States, for which this percentage will increase in April 2007, and upon a percentage of net sales of Restasis outside the United States, except in Japan, Taiwan, Korea, Hong Kong and the Peoples Republic of China. In the event that the joint development committee decides to terminate the development program for Prolacria, and any other Inspire product under development pursuant to the agreement, and we do not within six months of the termination of the development program fulfill our obligations under the co-promotion provisions for Restasis, including providing a required minimum percentage of the budgeted sales force effort for Restasis, the royalty that we receive on net sales of Restasis, both with respect to sales in the United States and elsewhere, will be reduced, but not eliminated.

Boehringer Ingelheim International GmbH

In February 2006, we entered into a development and license agreement with Boehringer Ingelheim. The agreement grants us certain exclusive rights to develop and market an intranasal dosage form of epinastine, in the United States and Canada, for the treatment or prevention of rhinitis. Under the terms of the agreement, we have full responsibility for the epinastine nasal spray development program and regulatory filings in the United States and Canada. Upon the receipt of appropriate regulatory approvals for an epinastine nasal spray product, we are responsible for the commercialization of such product in the United States and Canada. Boehringer Ingelheim has retained the rights to develop and commercialize an epinastine nasal spray product outside the United States and Canada, based on any future results of our epinastine nasal spray development program.

In addition to funding all development activities under the terms of the agreement, we paid Boehringer Ingelheim an upfront license fee of $2.5 million. Additionally, we will owe Boehringer Ingelheim a high single digit royalty on net sales of an epinastine nasal spray product in the United States and Canada. If Boehringer Ingelheim commercializes our epinastine nasal spray product outside of the United States and Canada, it will be obligated to pay royalties to us on net sales of the product.

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

FAES Farma, S.A.

In October 2006, we entered into a licensing agreement with FAES for the U.S. and Canadian development and commercialization of bilastine, a Phase 3 oral antihistamine compound for the treatment or prevention of allergic rhinitis. Under the terms of the agreement, we have acquired exclusive rights to further develop and commercialize certain formulations of bilastine in the United States and Canada, as well as the exclusive right to develop and commercialize the ocular formulation worldwide, excluding Spain, Portugal, Guatemala, Belize, El Salvador, Honduras, Nicaragua, Costa Rica, Panama and the countries of South America.

Under the terms of the agreement, we paid an upfront license fee of $7 million and will owe FAES up to an additional $82 million of payments, contingent upon achievement of various development, regulatory and sales-based milestone events. We will also pay a royalty of either 14% or 16% based on the amount of annual net sales of the oral formulations of bilastine in the United States and Canada and 10% on ocular formulations of bilastine in the ocular territory described above, if approved by regulatory authorities. Under the terms of the agreement, our obligation to pay royalties to FAES is subject to annual minimum royalty payments which commence on the first quarter start date that is at least one year after receipt of regulatory approval of the oral tablet formulation of bilastine for the treatment and prevention of allergic rhinitis. Additionally, we granted to FAES a right of first negotiation for commercialization in Spain and Portugal of our cystic fibrosis development compound, denufosol tetrasodium, if we choose to out-license the cystic fibrosis product on a regional basis. Unless terminated earlier upon mutual written consent, voluntary termination or material breach, the term of the agreement will expire upon the later to occur of the expiration of our or FAES’ obligation to make royalty payments under the agreement. We retain the right to terminate the agreement on a partial, country-by-country or product-by-product basis or entirely on the earlier of May 31, 2007 or upon receipt of results of certain studies, with a complete termination requiring 90 or 180 day advance written notice to FAES (depending upon whether we have begun commercial sales of bilastine-based products).

In general, the exclusive license granted to Inspire will become fully paid up, royalty-free, perpetual and irrevocable on June 4, 2017. Certain other rights and royalty obligations may continue beyond such date.

InSite Vision Incorporated

On February 15, 2007, we entered into a license agreement with InSite Vision pursuant to which we licensed exclusive rights to commercialize AzaSite, a topical anti-infective product candidate currently in late stage development for the treatment of bacterial conjunctivitis, as well as other potential topical anti-infective products containing azithromycin for use in the treatment of human ocular or ophthalmic indications. AzaSite is InSite Vision’s proprietary blend of azithromycin formulated with DuraSite, InSite Vision’s patented drug-delivery vehicle. The license agreement also grants us exclusive rights to develop, make, use, market, commercialize and sell the product in the United States and Canada and their respective territories.

Pursuant to the license agreement we paid InSite Vision an upfront license fee of $13 million and will pay an additional $19 million milestone payment contingent upon regulatory approval by the FDA. Additionally, if approved by regulatory authorities, we will pay a royalty on net sales of AzaSite for ocular infections in the

United States and Canada. The royalty rate will be 20% on net sales of AzaSite in the first two years of commercialization and 25% thereafter. We are obligated to pay royalties under the agreement for the longer of (i) eleven years from the launch of the subject product and (ii) the period during which a valid claim under a patent licensed from InSite Vision covers a subject product. Under the terms of the agreement, our obligation to pay royalties to InSite Vision is subject to annual minimum royalty payments which commence on the first quarter start date that is at least one year after the first commercial sale of any subject product, and may continue for a period of up to five years.

Under the terms of the agreement, InSite Vision is responsible for obtaining regulatory approval of AzaSite in the United States and Canada. No more than twenty-five days after obtaining regulatory approval for a country, InSite Vision will be responsible for transferring the applicable regulatory documentation to us regarding AzaSite, including the NDA and Canadian equivalent. Thereafter, we will be responsible for all regulatory obligations and strategies relating to the further development and commercialization of products in the United States and Canada.

We also have an exclusive option to negotiate a license agreement with InSite Vision for AzaSite PlusTM, a combination antibiotic/corticosteroid product formulated with DuraSite technology.

The license agreement can be terminated by us for convenience after the earlier of (i) the regulatory approval of the AzaSite product in the United States or (ii) April 27, 2008. We may also terminate the license agreement prior to the first commercial sale of a subject product upon 90 days notice to InSite Vision and after the first commercial sale of a subject product upon 180 days notice to InSite Vision.

Contemporaneously with the license agreement, InSite Vision entered into an exclusive license agreement with Pfizer for certain Pfizer patent rights relating to the treatment of ocular infection with azithromycin for certain products. Under the terms of our license agreement with InSite Vision, we obtained from InSite Vision a sublicense to such Pfizer patent rights, in addition to the license to the InSite Vision patent rights, subject to certain limitations. Also, Inspire and Pfizer have entered into a related agreement that provides for the continuation of our sublicense rights under the Pfizer patent rights upon a termination of the license agreement between InSite Vision and Pfizer. The agreement between us and Pfizer also provides an opportunity to cure any breaches by InSite Vision of the license agreement between InSite Vision and Pfizer and the opportunity to maintain and enforce such Pfizer patent rights under certain circumstances. In combination with the DuraSite patents held by InSite Vision, AzaSite is expected to have patent protection through 2019.

Inspire and InSite Vision have also entered into a trademark license agreement on February 15, 2007 under which InSite Vision granted to us an exclusive license to the AzaSite trademark and domain name and a nonexclusive license to the DuraSite trademark in connection with the commercialization of subject products in the United States and Canada under the terms of the license agreement. In addition, we have entered into a supply agreement dated February 15, 2007 with InSite Vision for the active pharmaceutical ingredient azithromycin. Previously, InSite Vision has entered into a third-party supply agreement for the production of such active ingredient. Under the supply agreement, InSite Vision has agreed to supply our requirements of active ingredient, pursuant to certain forecasting and ordering procedures. The initial term of the supply agreement is until 2012, subject to certain customary termination provisions, such as termination for material breach of the agreement. Either we or InSite Vision may terminate the supply agreement upon 180 days notice to the other party. After 2012, the supply agreement automatically renews for successive three-year periods unless terminated pursuant to such termination provisions. The supply agreement requires that InSite Vision produce for us a specified stockpile of active ingredient. The supply agreement also contains certain provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, delivery arrangements, quality assurance, and regulatory compliance, as well as certain other customary matters.

InSite Vision previously entered into an agreement with Cardinal Health PTS, LLC, or Cardinal, for the manufacture of the finished product AzaSite. Under the terms of our license agreement, the parties have agreed to arrangements intended to facilitate our access to finished product manufactured by Cardinal on an interim basis and to facilitate execution of a longer-term arrangement for finished product supply.

Santen Pharmaceutical Co., Ltd.

In December 1998, we entered into a development, license and supply agreement with Santen for the development of diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Asia. Under the agreement, we granted Santen an exclusive license to develop and market diquafosol tetrasodium for ocular surface diseases in Japan, China, South Korea, the Philippines, Thailand, Vietnam, Taiwan, Singapore, Malaysia and Indonesia.

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

Under the terms of the agreement, we received an up-front equity investment of $1.5 million in exchange for shares of our preferred stock in December 1998, that were subsequently converted into shares of our common stock. During 2000, we received a milestone payment of $500,000 based on achievement of a regulatory milestone by Santen. In March 2006, Santen completed its Phase 2 clinical trial testing of diquafosol tetrasodium in Japan for which we received a milestone payment of $1.25 million. Depending on whether all milestones are achieved, we could receive up to an additional $3.0 million, as well as royalties on net sales of a licensed product, if the product candidate is approved for commercialization in Santen’s licensed territories. In 2006, Santen began Phase 3 clinical trials in Japan for diquafosol tetrasodium.

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

Wisconsin Alumni Research Foundation

In November 2004, we licensed several patents for use in developing and commercializing new treatments for glaucoma from WARF. Under the terms of the agreement, we paid an upfront licensing payment of $150,000 and a $50,000 milestone payment related to the filing of an IND for our glaucoma program in 2006. We are obligated for additional contingent payments of up to an aggregate of $1.8 million upon the achievement of development milestones, and royalties on sales of any regulatory approved product utilizing the licensed patents.

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

Research and Development

Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2006, 2005 and 2004, we spent $42.5 million, $23.6 million and $25.7 million, respectively, on research and development activities.

Research and Preclinical Development

We have a fully integrated research and preclinical organization with expertise in medicinal chemistry, development chemistry, molecular pharmacology, biochemistry, screening and preclinical drug evaluation. We have invested in state-of-the-art equipment as well as internal and contracted laboratory space for performing synthetic, process, and analytical chemistry, determination of compound structure and biological activity, and evaluation of drug efficacy, pharmacokinetics, pharmacodynamics, and tolerability. We continue to identify and synthesize new chemical entities with promising activity, stability and metabolic profiles for further testing in the respiratory/allergy and ophthalmic therapeutic areas. We have access to a variety of preclinical disease models in these therapeutic areas to conduct proof-of-concept efficacy experiments for evaluating new drug targets and compounds to make decisions in advancing a lead series through the early drug discovery process. Through the use of material transfer agreements or sponsored research agreements, we collaborate with academic institutions to advance basic and translational research and to augment our internal research capabilities. We conduct preclinical development studies to advance promising compounds to pre-IND status and conduct the requisite preclinical studies to support IND filing, if appropriate. We primarily use contract research organizations for toxicology, pharmacokinetics, toxicokinetics, and other studies required for IND and NDA regulatory submissions.

Our current innovative research programs include cytoskeletal active agents as potential treatments for glaucoma, and novel receptor and enzyme targets for pulmonary inflammation and edema. In addition we have an active research program studying the pharmacological effects (such as potency, efficacy, mechanism and duration of action) of various marketed antihistamines on cloned histamine receptors involved in itch, vasodilation, vaso-permeability, and inflammation. We routinely present our scientific research at ophthalmic, respiratory, allergy, cardiovascular, and neurobiology conferences and in peer-reviewed publications.

Development

After a molecule is determined to be an appropriate product candidate based upon our research findings and business strategy, it moves into the development function of our organization, where extensive testing of both the characteristics of the molecule and the effects it has on humans are conducted. The progression of product candidates through the various stages of development is overseen by our Portfolio Management Board. Our development function is divided into Respiratory Clinical Research, Ophthalmic Clinical Research, Pharmaceutical Sciences, Biostatistics and Data Management, and Medical/Regulatory Affairs.

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

See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Research and Development Expenses.”

Sales and Marketing

Beginning in 2004, we initiated commercial operations and began co-promoting Elestat and Restasis to a select number of high prescribing eye care professionals and allergists. We currently employ 64 territory managers to provide us with national sales coverage for Elestat and Restasis. We also have a marketing team and a training and operations team to support our commercialization effort. Our small, specialty sales and marketing organization focuses its promotional efforts on ophthalmologists, optometrists and allergists but in the event of an approval of AzaSite, will expand to select high prescribing pediatricians and primary care physicians. We believe our focused marketing combined with our specialty sales force effectively co-promote Elestat and

Restasis. Eye care professionals account for the majority of the dry eye disease prescriptions and combined with the allergists, these specialties prescribe approximately half of the ocular allergies prescriptions. Our strategy for advancing Elestat, Restasis and our dry eye disease product candidate, Prolacria, if approved, is to continue to target these medical specialties.

In the United States, we are co-promoting Elestat and Restasis and intend to commercialize AzaSite and co-promote Prolacria if and when those product candidates receive FDA approval. We co-promote Restasis in the United States with Allergan, but we have primary U.S. sales and marketing responsibilities for Elestat. If AzaSite is approved, we will be responsible for all sales and marketing activities associated with this product candidate and expect to increase our sales force to a total of 98 representatives who will call on targeted specialists and selected pediatricians and primary care providers. We have not developed commercial plans for our product candidates beyond Elestat, Restasis, AzaSite and Prolacria as these plans will be dependent in large part on the timing of their commercial launch and our financial resources. We intend to establish corporate partnering, licensing or other arrangements for the marketing and sale of selected product candidates that we develop, especially outside of North America. We do not intend to develop commercial operations outside of North America. Accordingly, third parties may have significant control or influence over important aspects of the commercialization of our product candidates, including market identification, marketing methods, pricing, composition and magnitude of sales force and promotional activities. We may have limited control over the amount and timing of resources that a third party devotes to our products.

We believe our commercial operations function provides us with the foundation to leverage opportunities to market and sell other products we are developing, or products that we may in-license or otherwise acquire, and to maximize their commercial value in the United States.

Compliance

We conduct our business in an ethical, fair, honest and lawful manner. We act responsibly, respectfully and with integrity in our relationships with patients, healthcare professionals, providers, governments, regulatory entities, customers, stockholders, suppliers and vendors.

We have designated a Chief Quality and Compliance Officer who reports to the Chief Executive Officer and the Chairperson of the Audit Committee of the Board of Directors. Among other duties, this officer oversees compliance training, education, auditing and monitoring; enforces disciplinary guidelines for any infractions of our Comprehensive Compliance Program and its implementing policies and procedures; responds to any detected issues; and undertakes corrective action procedures. The Chief Quality and Compliance Officer provides updates to senior management, the Audit Committee of the Board of Directors, and to the full Board of Directors. Our controls address compliance matters relating to requirements and entities that govern public pharmaceutical companies including, but not limited to, Federal and State law, such as the Sarbanes-Oxley Act of 2002; U.S. Foreign Corrupt Practices Act of 1977; NASDAQ listing requirements; National Association of Securities Dealers; Securities and Exchange Commission; Food and Drug Administration; United States Department of Health and Human Services Office of Inspector General; and The Pharmaceutical Research and Manufacturers of America. Our written standards are designed to provide a framework for Corporate Governance in accordance with ethical standards and legal best practices. Our codes and policies that have been implemented include, but are not limited to, “Code of Ethics and Conduct Relating to Financial Affairs”; “Code of Business Ethics”; “Whistleblower Policy”; and “Code of Conduct: Promotional Interactions with Health Care Professionals”.

Manufacturing and Supply

We do not currently engage in, nor do we expect to engage in, the manufacture of bulk active pharmaceutical ingredients, or APIs, for preclinical, clinical or commercial purposes. We rely on a contract manufacturing supply arrangement with a single cGMP compliant manufacturer located in Choshi, Japan, for the development stage production of diquafosol tetrasodium and denufosol tetrasodium. We expect that this vendor would ultimately supply commercial quantities of these compounds. Under our agreements with Allergan, Allergan will be responsible for the manufacture and supply of Prolacria, if approved by the FDA. We have obtained several cGMP batches of these compounds from our vendor and it has completed the validation of the manufacturing process for Prolacria. In the case of the Phase 3 oral tablet formulation of bilastine and all other formulations of bilastine, we intend to negotiate a supply agreement pursuant to which FAES will supply us with the bulk bilastine as API for our use in manufacturing, developing and commercializing the bilastine compound. It has been agreed that Boehringer Ingelheim, located in Germany, will be responsible for supplying us with active drug substance for our epinastine nasal spray development program. We have entered into a supply agreement with InSite Vision for the supply of the API azithromycin for use in the manufacture of the finished product AzaSite. InSite Vision previously entered into a thirty-party supply agreement for the production of the API for azithromycin and an agreement with Cardinal Health PTS, LLC for the manufacture of the finished product AzaSite. Under the terms of our license agreement with InSite Vision, the parties have agreed to arrangements intended to facilitate our access to finished product manufactured by Cardinal on an interim basis and to facilitate execution of a longer-term arrangement for finished product supply.

Manufacturing facilities in non-U.S. countries are subject to inspection by the FDA as well as manufacturing requirements of the local regulatory authorities. Actions by local authorities for failure to comply with one or more local requirements could affect the status of the site for manufacturing product for the U.S. market either by notice to the FDA of a cGMP issue or indirectly by affecting production and availability of product for export to the United States. We presently depend on sole manufacturers of APIs for our current clinical development programs. See “Risk Factors—Reliance on a single party to manufacture and supply either finished product or the bulk active pharmaceuticals ingredients for a product or product candidates could adversely affect us.”

In addition to the bulk APIs, our products incorporate pharmacopeial grade excipients such as sodium chloride, sodium hydroxide and hydrochloric acid, all of which are readily available from numerous sources. Some of our clinical trial materials are packaged in form-fill-seal vials, which are manufactured by a single vendor, but similar vials are also available from other commercial filling and packing companies.

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

Patents and Proprietary Rights

We believe that the proprietary protection of our product candidates, processes and know-how is important to the success of our business. We aggressively file and prosecute patents covering our proprietary technology and, if warranted, will defend our patents and proprietary technology. Patent applications have been filed on discoveries made in support of the WARF and Boehringer Ingelheim technologies, from research conducted with collaborators and in our own laboratories. We seek patent protection for our proprietary technology and products in the United States and Canada and in key commercial European and Asia/Pacific countries and other major commercial sectors of the world, as appropriate. We seek trademark protection in the United States and foreign countries, as appropriate. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

Our sponsored research agreements, material transfer agreements, and other collaborations have the potential to result in license agreements with universities, institutions and businesses. We believe that our patents and licensed patents provide a substantial proprietary base that will allow us, and our collaborative partners, to exclude others from conducting our business as described in this report and as encompassed by our issued patents and issued patents licensed to us. We cannot be sure, however, that pending or future applications will issue, that the claims of any patents which do issue will provide any significant protection of our technology or that our directed research will yield compounds and products of therapeutic and commercial value.

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

Competition

Many pharmaceutical and biotechnology companies engage in research and development to commercialize products to treat allergic and bacterial conjunctivitis, dry eye disease, cystic fibrosis, allergic rhinitis, glaucoma, and other diseases that we are researching. We compete with these companies for funding, access to licenses, personnel, third-party collaborators and product development. However, most large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, substantially greater financial, marketing, sales, distribution and technical resources and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs. The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents.

The following treatments may compete with our products and product candidates:

Allergic Conjunctivitis. There are multiple therapies available to treat or prevent allergic conjunctivitis. The primary products that Elestat competes with are Patanol® and Pataday®, both by Alcon, Inc.; Zaditor® by Novartis and its related generic; and Optivar® by MedPointe Pharmaceuticals. Patanol currently has the majority of the prescriptions in the allergic conjunctivitis market.

Allergic Rhinitis. The current prescription nasal treatments for allergic rhinitis include Flonase® and Beconase AQ®, both by GlaxoSmithKline; Nasonex®, by Schering-Plough; Nasacort AQ®, by Sanofi-Aventis; Rinocort Aqua®, by AstraZeneca; Astelin®, by MedPointe Pharmaceuticals; and ciclesonide, by Altana/Nycomed.

The current prescription oral treatments for allergic rhinitis include Zyrtec®, by Pfizer; Clarinex® and Claritin®, both by Schering-Plough; and Allegra®, by Sanofi-Aventis. Potential products include Xyzal®, by UCB.

Bacterial Conjunctivitis. The current prescription treatments for bacterial conjunctivitis include Vigamox® and Ciloxan®, both by Alcon; Zymar® and Ocuflox®, both by Allergan; and Quixin® by Vistakon Pharmaceuticals, LLC (single-entity); Zylet® by Bausch & Lomb, Inc.; and TobryaDex® by Alcon (combination products). In addition, there are several generics used to treat bacterial conjunctivitis which include erythromycin, gentamycin and tobramycin.

Cystic Fibrosis. There are two products approved in the United States specifically for the treatment of complications of cystic fibrosis lung disease: Pulmozyme®, by Genentech, Inc., an agent designed to break up thickened airway secretions, and TOBI®, by Novartis, an inhaled antibiotic. Academic groups have completed at least one clinical trial that demonstrated clinical benefit of hypertonic saline. At least one clinical trial has been completed that demonstrated clinical benefit with Zithromax®, by Pfizer, Inc., an oral antibiotic. Although Zithromax has not been officially approved by the FDA for use in cystic fibrosis, in some cases, it has been added to the treatment regimen in patients with evidence of airway infection. In addition, Gilead Sciences, Inc. is developing and conducting Phase 3 trials of aztreonam lysine for inhalation, an antibiotic therapy for cystic fibrosis. Pharmaxis is developing and conducting Phase 3 clinical trials of BronchitolTM, an agent designed to increase mucus clearance in cystic fibrosis patients. Vertex Pharmaceuticals is developing and conducting a Phase 1 clinical trial of VX-770, a potentiator compound that may act to restore the function of the cystic fibrosis transmembrane conductance regulator (CFTR) protein. Predix Pharmaceuticals has preclinical programs related to cystic fibrosis but no compounds in clinical development.

Dry Eye Disease. The current prescription and non-prescription treatments for dry eye disease include Restasis by Allergan; artificial tear solutions and lubricant eye drops. In addition to our development program for Prolacria, several other companies are attempting to develop dry eye therapies. Candidates in various phases of clinical development include: rimexolone by Alcon, Inc.; OPC-12759 (rebamipide), by Novartis, licensed from Otsuka Pharmaceuticals; ecabet sodium by ISTA Pharmaceuticals, licensed from Senju; VISMED® (sodium hyaluronate) by Lantibio, Inc., licensed from TRB Chemedica; ProGraf/FK-506, by Fujisawa Healthcare, Inc.; pimecrolimus by Novartis; and NP50301 by Nascent Pharmaceuticals; ALTY-0501 (doxycycline 0.05%) by Alacrity Biosciences; and CF101 by Can-Fite BioPharma.

Glaucoma. The current prescription treatments for glaucoma include Xalatan®, by Pfizer; Alphagan® and Lumigan®, by Allergan; Cosopt®, by Merck & Co., Inc. and Azopt® and Travatan® by Alcon.

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

Preclinical tests include laboratory evaluation of product toxicity and formulation, as well as animal studies. The results of preclinical testing are submitted to the FDA as part of an IND. A 30-day waiting period after the filing of each IND is required before the commencement of clinical testing in humans. At any time during this 30-day period or later, the FDA may place a clinical hold and halt proposed or ongoing clinical trials for any one of several conditions that are set out in regulations, and the clinical trial may not resume until the FDA withdraws its hold on the clinical trials. The IND process may be costly and substantially delay development of our products. Moreover, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. During Phase 1, the initial introduction of the drug into healthy volunteers, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses.

Phase 2 usually involves studies in a limited patient population to:

•	Assess the efficacy of the drug in specific, targeted indications;

•	Assess dosage tolerance and optimal dosage; and

•	Identify possible adverse effects and safety risks.

If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal studies, major studies or advanced clinical trials, are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. In general, the FDA requires that two adequate and well-controlled Phase 3 clinical trials be conducted.

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

If FDA evaluations of the NDA and associated support, such as manufacturing and clinical sites, are favorable, the FDA may grant us either an approval letter or an approvable letter. An approvable letter will usually contain a number of conditions that must be met, which may include additional testing, in order to secure final approval of the NDA and authorization of commercial marketing of the drug for particular indications; however, the receipt of an approvable letter does not guarantee the final approval of a product. The FDA may refuse to approve the NDA or grant us a non-approvable letter, outlining the deficiencies in the submission. If regulatory approval of a product is granted, it will be limited to particular disease states and conditions of use, which are described in the product label.

We and all of our contract manufacturers are also required to comply with the applicable FDA cGMP regulations to ensure that the product can be consistently manufactured to meet the specifications submitted to the FDA in an NDA. Current good manufacturing practice regulations include requirements relating to product quality as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. These facilities must be approved by the FDA before we can use them in commercial manufacturing of our products. Based on an inspection, the FDA determines whether manufacturing facilities are in compliance with applicable regulations and could conclude that our contract manufacturers or we are not in compliance with one or more applicable cGMP requirements and other FDA regulatory requirements. Manufacturing facilities in non-U.S. countries are subject to inspection by the FDA as well as the local requirements of the local regulatory authorities. Actions by local authorities for failure to comply with one or more local requirements could affect production and availability of product in relevant markets.

We must also comply with multiple requirements and best practices associated with the marketing, sale and distribution of our products and product samples. These include, but are not limited to, compliance with Federal and State reporting laws; review, approval and distribution of product promotional materials; review and monitoring of promotional and educational programs; and distribution of product samples.

In the event of an approval of AzaSite, we will also be responsible for monitoring the safety of our products, reporting adverse events, and taking corrective actions as necessary. In addition, we will contract with managed care organizations for both private and government programs, including Medicare Part D. We will also contract directly with the government for certain programs, and with the Medicaid program. Without adequate levels of reimbursement by government health care programs and private health insurers, the market for our products will be limited. While we expect to work with the major private insurance carriers with respect to coverage for any product, if our efforts are not successful, the sales of any product would be negatively impacted. We have no experience in these matters and the implementation of the appropriate steps may take significant time and resources.

Outside the United States, our ability to market our products will also depend on our receipt of marketing authorizations from the appropriate regulatory authorities, as well as the efforts of our collaborative partners to obtain authorizations. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union procedures are available to companies seeking to market a product in more than one member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process, including those in Europe and Japan, involves all of the risks associated with obtaining FDA marketing approval discussed above.

Health Care Reform Measures and Third-Party Reimbursement

The efforts of governments and third-party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been considered in recent years and are still under consideration. In addition, an increasing emphasis on managed care and government payors in the United States has and will continue to increase pressure on drug pricing. Legislative or regulatory proposals or changes in managed care systems may be adopted that may have a negative effect on our business. The announcement and/or adoption of proposals could have an adverse effect on our ability to earn profits and financial condition. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. These third-party payors frequently require that drug companies give them predetermined discounts from list prices and they are increasingly challenging the prices for medical products and services. Third-party payors may not consider products we may bring to the market to be cost effective and may not reimburse the consumer sufficiently to allow us, and/or our collaborators, to sell our products on a profitable basis.

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

The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that our drugs will be offered by drug plans participating under the Medicare Part D program that, if covered, the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Elestat and Restasis. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2007 and in future years from the Medicare prescription drug coverage legislation. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting similar lower payment. New federal or state drug payment changes or healthcare reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products.

Employees

As of January 31, 2007, we had approximately 170 full-time and part-time employees. In addition, we utilize interns, outside contractors and consultants as needed. Our future success will depend in large part upon our ability to attract and retain highly qualified personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. Employees are required to execute confidentiality and assignment of intellectual property agreements.

Internet Information

Our internet site is located at www.inspirepharm.com. Copies of our reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports may be accessed from our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC. Please note that the information contained on our website is not incorporated by reference into our reports that are filed with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Risks Related to Product Development

If the FDA does not conclude that our product candidates meet statutory requirements for safety and efficacy, we will be unable to obtain regulatory approval for marketing in the United States, and if foreign governments do not conclude that our product candidates meet their requirements for marketing, we will be unable to commercialize those product candidates in those foreign markets.

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market products. We have not received marketing approval for any of our product candidates, although we are co-promoting two products with Allergan. We have one product candidate, Prolacria, for which we have received two approvable letters from the FDA. In addition, an NDA has been filed with respect to AzaSite. There is no guarantee that the FDA will approve either AzaSite or Prolacria and allow the commercialization of either product in the United States. It may be necessary to undertake additional Phase 3 clinical trials in support of the NDA for AzaSite and/or Prolacria and there can be no guarantee that any such additional clinical trials would be successful or that the FDA would approve AzaSite and/or Prolacria even if such additional clinical trials were successful. If additional Phase 3 clinical trials for AzaSite are required by the FDA, InSite Vision may decide not to conduct those clinical trials and if additional Phase 3 clinical trials for Prolacria are required by the FDA, we may decide not to conduct those clinical trials, both of which would result in the inability to obtain FDA approval of either product candidate. Even if FDA approval is received for AzaSite or Prolacria, we (and, in the case of Prolacria, Allergan) may not be able to successfully commercialize the products in the United States.

We have licensed bilastine, an oral antihistamine compound for the treatment or prevention of allergic rhinitis, from FAES, for development and commercialization in the United States and Canada. FAES is currently conducting a thorough QT/QTc clinical trial in the United States of an oral formulation of bilastine to confirm the cardiac safety profile of this product candidate. If this QT/QTc clinical trial is not successful, it is unlikely that we will be able to commercialize bilastine in the United States or Canada. Although FAES previously conducted two large, potentially pivotal Phase 3 seasonal allergic rhinitis clinical trials of an oral tablet formulation of bilastine outside the United States, other than the ongoing QT/QTc clinical trial, no other clinical trials have been conducted in the United States. We have not yet met with the FDA to discuss this product candidate and it may be necessary to conduct an additional Phase 3 clinical trial in the United States in support of an NDA filing. There can be no guarantee that the QT/QTc clinical trial or any additional clinical trial will be successful, or that the FDA would approve bilastine even if such clinical trials are successful. Even if we do receive FDA approval for bilastine, we may not be able to successfully commercialize bilastine in the United States and Canada.

In addition to AzaSite, Prolacria and the oral tablet formulation of bilastine, we have other product candidates in clinical and preclinical development. A substantial amount of work will be required to advance these product candidates through clinical testing and ultimately to commercial approval. We will have to conduct significant additional development activities, non-clinical and clinical tests and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and clinical testing of our product candidates under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Accordingly, some or all of our preclinical candidates may not advance to clinical development. Additionally, companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

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

Since some of our clinical candidates utilize new or different mechanisms of action and in some cases there may be no regulatory precedents, conducting clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any commercialization of our products.

To complete successful clinical trials, our product candidates must demonstrate safety and provide substantial evidence of efficacy, which the FDA evaluates based on the statistical significance of a product candidate meeting predetermined clinical endpoints. The design of clinical trials to establish meaningful endpoints is done in collaboration with the FDA prior to the commencement of clinical trials. We establish these endpoints based on guidance from the FDA, including FDA guidance documents applicable to establishing the efficacy, safety and tolerability measures required for approval of products. However, since some of our product candidates utilize new or different mechanisms of action, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our product candidates for approval. The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in clinical trial design, additional data or even further clinical trials before granting approval of our product candidates. We could encounter delays and increased expenses in our clinical trials if the FDA concludes that the endpoints established for a clinical trial do not adequately predict a clinical benefit.

We have one product candidate for the treatment of dry eye disease, Prolacria, for which we have received two approvable letters from the FDA. However, the FDA has not published guidelines on the approval of a product for the treatment of dry eye disease. Furthermore, to date, only one prescription product, Restasis, has been approved by the FDA for the treatment of dry eye disease, and such product has a different mechanism of action from Prolacria. It may be necessary to undertake additional Phase 3 clinical trials in support of our NDA for Prolacria and there can be no guarantee that any such additional clinical trials would be successful or that the FDA would approve Prolacria even if such additional clinical trials were successful.

We are developing denufosol tetrasodium as an inhaled product designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms by mitigating the underlying ion transport defect in the airways of patients with cystic fibrosis. The FDA has not published guidance on the drug approval process associated with such a product candidate. Furthermore, we are not aware of any FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. We cannot predict or guarantee the outcome or timing of our Phase 3 program for denufosol for cystic fibrosis. A significant amount of work will be required to advance denufosol through clinical testing, including satisfactory completion of additional clinical trials, toxicology and carcinogenicity studies. We may later decide to change the focus or timing of a Phase 3 program. The Phase 3 clinical trials for denufosol for cystic fibrosis may not be successful or unexpected safety concerns may emerge that would negatively change the risk/benefit profile for this product candidate. Even if such clinical trials are successful, we cannot predict when, or if, the FDA or other regulatory authorities will approve denufosol and allow its commercialization.

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

•

Anticipated manufacturing costs may change significantly due to necessary changes in manufacturing processes, variances from anticipated manufacturing process yields or changes in the cost and/or availability of starting materials, and other costs to ensure the manufacturing facility is in compliance with cGMP requirements and is capable of consistently producing the product candidate in accordance with established specifications submitted to the FDA.

Clinical trials may take longer to complete and cost more than we expect, which would adversely affect our ability to commercialize product candidates and achieve profitability.

Clinical trials are expensive and are often lengthy. They require appropriate identification of optimal treatment regimens and relevant patient population, adequate supplies of drug product, and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

•	The size and availability of the relevant patient population;

•	The nature of the protocol;

•	The proximity of patients to clinical sites;

•	The eligibility criteria for the clinical trial; and

•	The perceived benefit of participating in a clinical trial.

Delays in patient enrollment can result in increased costs and longer development times. The timing of our Phase 3 program for denufosol for the treatment of cystic fibrosis will be impacted by a number of variables, including clinical development decisions regarding identifying the optimal treatment regimens, patient population, competition for clinical trial participants, approval of other products during our clinical trials, number and length of clinical trials, parallel versus sequential timing of our clinical trials, the exclusion criteria for the clinical trials and use of therapies such as hypertonic saline. Our cystic fibrosis clinical trials will present some unique challenges due to the early-intervention approach we are taking with regard to the clinical trials. This approach will require studying mild patients and usually younger patients who do not typically participate in clinical trials since new products are generally focused on the sicker patient population. In addition, due to the age group of these mild patients, many will be in school and will be required to take the medication three times-a-day. Even if we successfully complete clinical trials, we may not be able to submit any required regulatory submissions in a timely manner and we may not receive regulatory approval for the product candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays.

The timing of the registration process with the FDA for the oral formulation of bilastine for the treatment and prevention of allergic rhinitis may be impacted by the outcome of ongoing clinical studies. FAES met with the FDA in 2005 to discuss potential work that might be required for an NDA submission. The FDA advised FAES to perform a thorough QT/QTc clinical trial designed utilizing FDA guidance. In September 2006, the QT/QTc clinical trial was initiated at a United States-based center. The results of this clinical trial are expected to be available in the second quarter of 2007. The results of the QT/QTc clinical trial, as well as the outcome of our meeting with the FDA related to bilastine, could increase development costs, result in significant development delays or result in the cancellation of the program.

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

We have acquired exclusive rights to develop and commercialize AzaSite and bilastine in the United States and Canada under licensing agreements with InSite Vision and FAES, respectively. Furthermore, we have a license agreement for glaucoma technologies with WARF, and a development and license agreement with Boehringer Ingelheim which grants us certain exclusive rights to develop and market an intranasal dosage form of epinastine, in the United States and Canada, for the treatment or prevention of rhinitis. If we fail to meet payment obligations, performance milestones relating to the timing of regulatory filings, development and commercial diligence obligations, fail to make milestone payments in accordance with applicable provisions, or fail to pay the minimum annual payments under our respective licenses, our licensors may terminate the applicable license.

It may be necessary in the future for us to obtain additional licenses to avoid infringement of third-party patents. Additionally, we may enter into license arrangements with other third parties as we build our product portfolio. We do not know the terms on which such licenses may be available, if at all.

Risks Related to Product Commercialization

Failure to successfully market and commercialize Restasis and Elestat will negatively impact our revenues.

Although we co-promote Restasis in the United States, Allergan is primarily responsible for marketing and commercializing Restasis. Accordingly, our revenues on the net sales of Restasis are largely dependent on the actions and success of Allergan, over whom we have no control.

The manufacture and sale of Restasis is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014. If and when we experience competition, including generics, for Restasis, our revenues attributable to Restasis will be significantly impacted. Our agreement with Allergan provides that we have the responsibility for promoting and marketing Elestat in the United States and paying the associated costs. There can be no assurances that revenues associated with Elestat and Restasis will exceed the related selling, promoting and marketing expenses associated with co-promotion activities for these products during the year ending December 31, 2007. Our revenues will be impacted from time to time by the number of formularies upon which these products are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates. Allergan is responsible for determining the formularies upon which the products are listed and making the appropriate regulatory and other filings. Inclusion on certain formularies may require price concessions through rebate programs that impact the level of co-promotion revenue that we receive on a product. The need to give price concessions can be particularly acute where a greater number of competing products are listed on the same formulary. Presently, there are a large number of competing products in the allergic conjunctivitis area. As a result, our revenues from net sales of Elestat have been partially offset by higher rebates associated with formulary additions to state Medicaid plans and to a lesser extent to formulary additions on commercial and Medicare Part D plans. In 2006, Elestat lost coverage under several state Medicaid plans. While we do not expect the loss of these coverages to significantly impact our portion of the co-promotion revenue due to the large price concessions associated with these particular states, future loss of coverage under additional states or commercial plans may have a negative impact on our co-promotion revenue.

The commercial marketing exclusivity period for Elestat provided under the Hatch-Waxman Act will expire in October 2008, after which time Elestat could face generic or over-the-counter competition if there is no other intellectual property or marketing exclusivity protection covering Elestat. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. While we are exploring various possible forms of additional intellectual property coverage to protect the commercialization of Elestat in the United States, there can be no assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act in October 2008. If a generic form of Elestat is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will cease. Loss of our co-promotion revenue from Elestat will materially impact our results of operations and cash flows.

In December 2004, Alcon, Inc. received FDA approval of Pataday®, once-daily olopatadine hydrochloride ophthalmic solution. In January 2007, Alcon launched Pataday. Both Pataday and Patanol® (olopatadine hydrochloride ophthalmic solution), that requires administration twice-a-day, currently compete with Elestat. In October 2006, Novartis received approval for an over-the-counter version of Zaditor®, and there is a generic version of Zaditor currently available. We cannot predict what effect, if any, the introduction of these new products will have on our future co-promotion revenues related to Elestat.

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

We have established a sales force to market and promote Elestat and Restasis as well as other potential products. Although the members of our sales force have had experience in sales with other companies, prior to 2004 we never had a sales force and we may undergo difficulties maintaining the sales force. We have incurred substantial expenses in establishing and maintaining the sales force, including substantial additional expenses for the training and management of personnel and the infrastructure to enable the sales force to be effective and compliant with the multiple laws and regulations affecting sales and promotion of Elestat and Restasis. We expect to continue to incur substantial expenses in the future. The costs of maintaining our sales force may exceed our product revenues.

If AzaSite is approved, we intend to expand our sales force to 98 sales representatives, to call on eye care professionals, who we currently call on, and select high prescribing pediatricians and primary care physicians. We have never called on pediatricians and primary care physicians. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and financial resources, and those with products for indications that are completely unrelated to those of our products and candidates, compete for the time and attention of pediatricians and primary care physicians. Furthermore, if additional products are approved, we will consider substantially expanding our sales force. We may not be able to successfully attract and retain the desired number of qualified sales personnel.

In addition, we have no prior experience in negotiating managed care agreements and government contracts, or managing regulatory-related compliance activities such as pharmacovigilance, all of which will be our responsibility if AzaSite is approved.

Failure to adequately market and commercialize AzaSite, Prolacria and other product candidates will limit our revenues.

If approved by the FDA in the United States and other applicable regulatory authorities outside the United States, the commercial success of AzaSite, Prolacria and other candidates will largely depend on a number of factors, including:

•	The timing and scope of the product’s launch into the United States and other applicable pharmaceutical markets;

•	Acceptance by patients and physicians;

•	The effectiveness of our (or our partner’s) sales and marketing efforts;

•	A knowledgeable sales force;

•	Adequate market penetration;

•	Reimbursement under commercial or government plans;

•	Successfully contracting for manufacturing capability and distribution services to meet demand;

•	The manufacturer’s successful building and sustaining of such manufacturing capability;

•	Our ability to enter into managed care agreements;

•	Our ability to expand the indications for which we can market applicable product; and

•	Any competitor’s ability to successfully commercialize competing therapies.

In the event AzaSite is approved by the FDA in April 2007, we expect to be in a position to launch the product in the second half of 2007. The timing of the launch is dependent upon a number of factors, including hiring and training additional employees, and entering into contracts related to supply chain management and managed care. The implementation of these and other steps related to a product launch will take significant time and resources. We do not currently have the necessary infrastructure in place to support such a launch and there can be no assurance that we will have the necessary infrastructure in place to support such a launch by the second half of 2007, if at all.

In the case of Prolacria, our revenue on its net sales would be largely dependent on the actions and success of Allergan, over whom we have no control. In the event Prolacria is approved by the FDA, we plan to co-promote Prolacria within the United States; however, Allergan is primarily responsible for launching and marketing Prolacria in the United States and other major worldwide pharmaceutical markets, excluding certain Asian markets. If AzaSite, Prolacria and other product candidates are not successfully commercialized, our revenues may be limited.

If we are unable to contract with third parties for the synthesis of APIs required for preclinical testing, for the manufacture of drug products for clinical trials, or for the large-scale manufacture of any approved products, we may be unable to develop or commercialize our drug products.

The manufacturing of sufficient quantities of new and/or approved product candidates is a time-consuming and complex process. We have no experience or capabilities to conduct the large-scale manufacture of any of our product candidates. In order to successfully commercialize AzaSite and continue to develop our product candidates, we need to contract or otherwise arrange for the necessary manufacturing. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us or our collaborators. With the exception of (i) AzaSite for which we have contracted with InSite Vision for APIs and for which we will be responsible for contracting with a third-party manufacturer to manufacture and supply AzaSite in finished product form, (ii) Santen, for which we are required to supply bulk APIs, and (iii) bilastine for which we will be responsible for contracting with a third-party manufacturer to manufacture and supply bilastine in finished product form, all of our partners are responsible for making their own arrangements for the manufacture of drug products, including arranging for the manufacture of bulk APIs. Our dependence upon third parties for the manufacture of both drug substance and finished drug products that remain unpartnered may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our operations and revenues. If we, or our partners, are unable to engage or retain third-party manufacturers on commercially acceptable terms, our products may not be commercialized as planned. Our strategy of relying on third parties for manufacturing capabilities presents the following risks:

•	The manufacturing processes for most of our APIs and finished products have not been validated at the scale required for commercial sales;

•

Delays in scale-up to commercial quantities and any change at the site of manufacture could delay clinical trials, regulatory submissions and ultimately the commercialization of our products, which could harm our reputation in the medical and scientific communities;

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

•

We may not have intellectual property rights, or may have to share intellectual property rights, to any improvements in the manufacturing processes or new manufacturing processes for our product candidates; and

•

If we are unable to engage or retain an acceptable third-party manufacturer for any of our product candidates, we would either have to develop our own manufacturing capabilities or delay the development of such product candidate.

Reliance on a single party to manufacture and supply either finished product or the bulk active pharmaceutical ingredients for a product or product candidates could adversely affect us.

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of Elestat, Restasis, and Prolacria, if approved by the FDA. It is our understanding that Allergan relies upon an arrangement with a single third party for the manufacture and supply of APIs for each of Elestat, Restasis, and for Prolacria. Allergan then completes the manufacturing process to yield finished product.

If AzaSite is approved, we will be responsible for the manufacture of the drug pursuant to regulatory requirements. Under our supply agreement with InSite Vision, InSite Vision will be responsible for supplying us with azithromycin, the API used in AzaSite. InSite Vision, in turn, relies upon an arrangement with a single third-party for the manufacture and supply of such API. We will be responsible for producing the finished product form of AzaSite, which we currently anticipate will be manufactured by a single party.

In the event a third-party manufacturer is unable to supply Allergan and InSite Vision (as the case may be), if such supply was unreasonably delayed, or if Allergan or our finished product contract partner are unable to complete the manufacturing cycle, sales of the applicable product could be adversely impacted, which would result in a reduction in any applicable product revenue. In addition, if Allergan or the third-party manufacturers do not maintain cGMP compliance, the FDA could require corrective actions or take enforcement actions that could affect production and availability of the applicable product thus adversely affecting sales.

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for Prolacria and denufosol, and one vendor as the sole manufacturer of epinastine. We intend to contract with these vendors, as necessary, for commercial scale manufacturing of our products where we are responsible for such activities. In the case of Prolacria, we expect Allergan to purchase commercial quantities of bulk APIs from a sole manufacturer, including initial launch quantities should the product candidate receive FDA approval. In the case of the Phase 3 oral tablet formulation of bilastine and all other formulations of bilastine, we intend to negotiate a supply agreement pursuant to which FAES will supply us with the bulk bilastine as API for our use in manufacturing, developing and commercializing the bilastine compound. However, we can make no assurance that a supply agreement will be completed in a timely manner, if at all, or that the terms and conditions of such agreement will be acceptable. In addition, we believe that FAES intends to rely upon a single third-party manufacturer for the manufacture and supply of API and that FAES has not entered into a final, binding agreement with such a manufacturer. We will have no control over the terms and conditions of such an agreement between FAES and a third-party manufacturer and the terms and conditions of such agreement may not be acceptable to us. We have not identified an alternative source for the supply of bulk bilastine or a third party to manufacture bilastine in finished product form. We may not be successful in identifying such parties or in entering into acceptable agreements with a party, when they are identified. Delays in any aspect of implementing the manufacturing process could cause significant development delays and increased costs.

In addition, if Allergan, FAES or any third-party manufacturer do not maintain cGMP compliance, the FDA could require corrective actions or take enforcement actions that could affect production and availability of the product thus adversely affecting sales. We presently depend on sole manufacturers of APIs for our product candidates and it would be time consuming and costly to identify and qualify new sources. If our vendors were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

We may not be able to successfully compete with other biotechnology companies and established pharmaceutical companies.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. There are many companies seeking to develop products for the same indications that we are working on. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Competitors in our core therapeutic areas include: Allergan; Alcon, Inc.; Bausch & Lomb; ISTA Pharmaceuticals, Inc.; Lantibio, Inc.; MedPointe Pharmaceuticals; Merck & Co, Inc.; Nascent Pharmaceuticals; Novartis; Otsuka America Pharmaceutical, Inc.; Pfizer, Inc.; Santen Senju Pharmaceutical Co. Ltd.; Sucampo Pharmaceuticals, Inc.; Vistakon Pharmaceuticals (ophthalmic); Gilead Sciences, Inc.; Genaera Corporation; Genentech, Inc.; Novartis; Predix Pharmaceuticals Holdings, Inc.; Vertex Pharmaceuticals Inc. (cystic fibrosis); AstraZeneca; GlaxoSmithKline; MedPointe Pharmaceuticals; Pfizer; Sanofi-Aventis; and Schering-Plough (allergic rhinitis). Most of these competitors have greater resources than us, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations.

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

Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. Academic and government institutions have become increasingly aware of the commercial value of their research findings and are more likely to enter into exclusive licensing agreements with commercial enterprises to market commercial products. Many of our competitors have far greater financial, technical, human and other resources than we do and may be better able to afford larger license fees and milestones attractive to those institutions. Our competitors may also develop technologies and drugs that are safer, more effective, or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. In addition, alternative approaches, such as gene therapy, to treating diseases that we have targeted, such as cystic fibrosis, may make our product candidates obsolete.

We will rely on third parties to market, distribute and sell some of our products and those third parties may not perform.

We have developed a commercialization organization to co-promote Elestat, Restasis, and Prolacria, if approved, but we are dependent on Allergan, or other experienced third parties, to perform or assist us in the marketing, distribution or sale of these products and our product candidates. In addition, we may not identify acceptable partners or enter into favorable agreements with them for our other product candidates. If AzaSite is approved, we will rely on the services of a third-party distributor to deliver our product to our customers. If third parties do not successfully carry out their contractual duties, meet expected sales goals, or maximize the commercial potential of our products, we may be required to hire or expand our own staff and sales force to compete successfully, which may not be possible. If Allergan or other third parties do not perform, or assist us in performing these functions, or if there is a delay or interruption in the distribution of our products, it could have an adverse effect on product revenue and our overall operations.

If physicians and patients do not accept our product candidates, they will not be commercially successful.

Even if regulatory authorities approve our product candidates, those products may not be commercially successful. Acceptance of and demand for our products will depend largely on the following:

•	Acceptance by physicians and patients of our products as safe and effective therapies;

•	Reimbursement of drug and treatment costs by government programs and third-party payors;

•	Effectiveness of Allergan’s sales and marketing efforts;

•	Effectiveness of our sales and marketing efforts;

•	Marketing and sales activities of competitors;

•	Safety, effectiveness and pricing of alternative products; and

•	Prevalence and severity of side effects associated with our products.

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient methods for administering the products. For example, we intend that Prolacria will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in its licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. In addition, denufosol for the treatment of cystic fibrosis is administered by a standard nebulizer three times-a-day but patients may prefer a smaller, more portable, hand-held device. Similar challenges may exist in identifying and perfecting convenient methods of administration for our other product candidates.

Risks Related to Governmental Regulation

Failure to comply with all applicable regulations, including those that require us to obtain and maintain governmental approvals for our product candidates, may result in fines and restrictions, including the withdrawal of a product from the market.

Pharmaceutical companies are subject to significant regulation by a number of national, state and local agencies, including the FDA. Failure to comply with applicable regulatory requirements could, among other things, result in fines, suspensions or delays of product manufacture or distribution or both, product recalls, delays in marketing activities and sales, withdrawal of marketing approvals, and civil or criminal sanctions including possible exclusion from eligibility for payment of our products by Medicare, Medicaid, and other third-party payors.

After initial regulatory approval, the manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review, and subsequent discovery of previously unknown problems with a product, manufacturing process or facility may result in restrictions, including withdrawal of the product from the market. The FDA is permitted to revisit and change its prior determinations and based on new information it may change its position with regard to the safety or effectiveness of our products. The FDA is authorized to impose post-marketing requirements such as:

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

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, established a voluntary outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services, or CMS, within the Department of Health and Human Services, or HHS. CMS has issued extensive regulations and other subregulatory guidance documents implementing the new benefit. Moreover, the HHS Office of Inspector

General has issued regulations and other guidance in connection with the program. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Elestat and Restasis and has contracted with Part D plan sponsors to cover such drugs under the Part D benefit. We will be responsible for contracting with Part D plan sponsors with respect to AzaSite, if it is approved.

The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that we co-promote or sell will be offered by drug plans participating under the Medicare Part D program that, if covered, the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2007 and in future years from the Medicare prescription drug coverage legislation. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting similar lower payment. New federal or state drug payment changes or healthcare reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products.

We are subject to “fraud and abuse” and similar government laws and regulations, and a failure to comply with such laws and regulations, or an investigation into our compliance with such laws and regulations, or a failure to prevail in any litigation related to noncompliance, could harm our business.

Pharmaceutical pricing, sales, and marketing programs and arrangements, and related business practices in the health care industry generally are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial, and administrative entities. These entities include the Department of Justice and its United States Attorneys Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, and various state Attorneys General offices. Many health care laws, including the federal and state anti-kickback laws and statutory and common law false claims laws, have been construed broadly by the courts and permit government entities to exercise considerable discretion. In the event that any of these government entities believed that wrongdoing had occurred, one or more of them could institute civil or criminal proceedings which, if instituted and resolved unfavorably, could subject us to substantial fines, penalties, and injunctive and administrative remedies, including exclusion from government reimbursement programs. We cannot predict whether any investigations would affect our marketing or sales practices. Any such result could have a material adverse impact on our results of operations, cash flows, financial condition, and our business. Such investigations, which also could be instituted as the result of the filing of a qui tam or whistleblower suit by a private relator, could be costly, divert management’s attention from our business, and result in damage to our reputation. We cannot guarantee that measures that we have taken to prevent violations, including our corporate compliance program, will protect us from future violations, lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant negative impact on our business, including the imposition of significant fines or other sanctions.

Failure to adequately control compliance with all applicable laws and regulations may adversely affect our business, and we may become subject to investigative or enforcement actions.

There are extensive state, federal and foreign laws and regulations applicable to public pharmaceutical companies engaged in the discovery, development and commercialization of medicinal products. There are laws and regulations that govern areas including financial controls, clinical trials, testing, manufacturing, labeling, safety, packaging, shipping, distribution and promotion of pharmaceuticals, including those governing interactions with prescribers and healthcare professionals in a position to prescribe, recommend, or arrange for the provision of our products. While we have implemented corporate quality, ethics and compliance programs based on current best practices, we cannot guarantee against all possible transgressions. Moreover, pharmaceutical manufacturers in recent years have been the targets of extensive whistleblower actions in which the person bringing an action alleges a variety of violations of the civil False Claims Act, in such areas as pricing practices, off-label product promotion, sales and marketing practices, improper relationships with physicians and other healthcare professionals, among others. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions or other restrictions and litigation. Furthermore, there can be no assurance that we will not be subject to a whistleblower or other investigative or enforcement action at some time in the future.

Risks Associated with Our Business and Industry

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

We intend to defend the litigation vigorously. No assurance can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of the claims, we could be forced to, among other ramifications, make significant payments to resolve the claims and such payments could have a material adverse effect on our business, future results of operations, financial position and/or cash flows if not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of our success in defending against the litigation, the litigation itself has resulted, and may continue to result, in substantial costs, use of resources and diversion of the attention of management and other employees, which could adversely affect our business. We have various insurance policies related to the risk associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

The investigation by the U.S. Securities and Exchange Commission could have a material adverse effect on our business.

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation which we believe relates to our Phase 3 clinical trial of our dry eye product candidate, Prolacria. On October 19, 2006, we received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. Our Chief Executive Officer and our Executive Vice President, Operations and Communications, also received Wells Notices.

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and may seek a further meeting with the SEC staff.

We are unable to predict the outcome of the investigation and no assurance can be made that the investigation will be concluded favorably. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Furthermore, regardless of the outcome of the investigation, the investigation itself has resulted, and may continue to result, in substantial uninsured costs, use of resources and diversion of the attention of management and other employees, which could adversely affect our business. We have various insurance policies related to the risk associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

Our co-promotion revenues are based, in part, upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control.

We recognize co-promotion revenue based on Allergan’s net sales for Elestat and Restasis as defined in the co-promotion agreements and as reported to us by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and the underlying terms of our co-promotion agreements. Allergan’s filings with the SEC indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. All of our co-promotion revenues are currently derived from Allergan’s net sales of Elestat and Restasis as reported to us by Allergan. Management has concluded that our internal control over financial reporting was effective as of December 31, 2006, and these internal controls allow us to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; however, we are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If Allergan’s reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for previous periods.

Revenues in future periods could vary significantly and may not cover our operating expenses.

We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. In the year ended December 31, 2006, we recognized milestone revenue of $1.25 million from Santen associated with the completion of Phase 2 clinical testing of diquafosol tetrasodium in Japan. We or our collaborative partners did not reach any such contractual milestones in 2004 and 2005. There can be no assurances that we or our collaborative partners will reach any additional contractual milestones during 2007 or at any later date.

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

•	The duration of market exclusivity of Elestat and Restasis;

•	The timing of approvals, if any, and the commercial launch of AzaSite and other possible future products;

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	The initiation of new contractual arrangements with other companies;

•	The failure or refusal of a collaborative partner to pay royalties or milestone payments;

•	The expiration or invalidation of our patents or licensed intellectual property; or

•	Fluctuations in foreign currency exchange rates.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product candidate development.

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses were approximately $83.7 million and approximately $58.8 million for the years ended December 31, 2006 and 2005, respectively. Our cash, cash equivalents and investments totaled approximately $102.3 million on December 31, 2006, which includes $20 million of debt financing we received in December 2006.

We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing or future collaborations and licensing agreements;

•	Progress by our collaborators with respect to the development of product candidates;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The timing and amount of debt repayment requirements;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to SEC investigations;

•	The costs involved in enforcing patent claims and other intellectual property rights including costs associated with enhancing market exclusivity for Elestat; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Elestat and Restasis;

•	The receipt or payment of milestone payments under our collaborative agreements;

•	The ability to obtain approval from the FDA for AzaSite or Prolacria;

•	Upon any such approval, the ability to generate sufficient sales of AzaSite or Prolacria;

•	Our ability to obtain approval from the FDA for any of our other product candidates; and

•	Payments from existing and future collaborators.

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

If we are unable to make the scheduled principal and interest payments on the term loan facility or maintain minimum liquidity levels or compliance with other debt covenants as defined in the loan and security agreement, we may default on our debt.

In December 2006, we entered into a loan and security agreement for up to $40 million. Upon execution of the agreement, we borrowed an initial amount of $20 million under the agreement. The loan is secured by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain a minimum liquidity level based on the balance of the outstanding advances. The agreement may affect our operations in several ways, including the following:

•	A portion of our cash flow from operations will be dedicated to the payment of the principal and interest on our indebtedness;

•	Our future cash flow may be insufficient to meet our required principal and interest payments;

•	We may need to raise additional capital in order to remain in compliance with the loan covenants;

•	Our ability to enter into certain transactions may be limited; or

•	We may need to delay or reduce planned expenditures or clinical trials as well as other development and commercial activities if our current operations are not sufficient enough to service our debt.

Our ability to borrow additional amounts under this agreement are subject to the satisfaction of any one of a number of conditions related to our progress in developing bilastine or our success in obtaining FDA approval for other product candidates owned by or in-licensed to us. To the extent that none of the conditions are satisfied, we may still borrow from the term loan facility, but only in the amount by which our research and development expenditures on bilastine and/or another in-licensed product candidate exceed the initial advance of $20 million.

In addition to the conditions above, we may not be able to borrow additional funds under this agreement if we are not able to maintain various negative and financial covenants. Events of default are not limited to, but include the following:

•	Payment default;

•	Covenant default;

•	A material adverse change in Inspire;

•	Breach of our agreements with Allegan;

•	Breach of agreement with FAES; or

•	Judgments against us over a certain dollar amount.

In case of an uncured default, the following actions may be taken against us by the lending institutions:

•	All outstanding obligations associated with the term loan facility would be immediately due and payable;

•	Any future advancement of credit under the term loan facility would cease;

•	Any of our balances and deposits held by the lending institutions would be applied to the obligation;

•	Balances and accounts at other financial institutions could be “held” or exclusive control be transferred to the lending institutions; and

•	All collateral, as defined in the agreement, could be seized and disposed of.

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net losses of approximately $42.1 million for the year ended December 31, 2006, and approximately $31.8 million for the year ended December 31, 2005. As of December 31, 2006, our accumulated deficit was approximately $245.1 million. We currently expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have collaboration agreements with several collaborators, including Allergan, Boehringer Ingelheim, FAES, InSite Vision and Santen. The termination of any collaboration will result in the loss of any unmet development or commercial milestone payments, may lead to delays in product development and disputes over technology rights, and may reduce our ability to enter into collaborations with other potential partners. In the event we breach an agreement with a collaborator, the collaborator is entitled to terminate our agreement with them in the event we do not cure the breach within a specified period of time, which is typically 60 or 90 days from the notice date. If we do not maintain our current collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize potential products. Any future collaborations or licensing arrangements may not be on terms favorable to us.

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

We will continue to depend on collaborators and contractors for the preclinical study and clinical development of therapeutic products and for manufacturing and marketing of potential products. Our agreements with collaborators typically allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the preclinical or clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our product candidates.

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

Our business and competitive position depends on our ability to continue to develop and protect our products and processes, proprietary methods and technology. Except for patent claims covering new chemical compounds, many of our patents are use patents containing claims covering methods of treating disorders and diseases by administering therapeutic chemical compounds. Use patents, while providing adequate protection for commercial efforts in the United States, may afford a lesser degree of protection in other countries due to their patent laws. Besides our use patents, we have patents and patent applications covering compositions (new chemical compounds), pharmaceutical formulations and processes for large-scale manufacturing. Many of the chemical compounds included in the claims of our use patents and process applications were known in the scientific community prior to our patent applications. None of our composition patents or patent applications covers these previously known chemical compounds, which are in the public domain. As a result, competitors may be able to commercialize products that use the same previously known chemical compounds used by us for the treatment of disorders and diseases not covered by our use patents. Such competitors’ activities may reduce our revenues.

If we must defend a patent suit, or if we choose to initiate a suit to have a third-party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. While we are not aware of any patent that we are infringing, nor have we been accused of infringement by any other party, other companies may have, or may acquire, patent rights, which we might be accused of infringing. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others. Should we choose to do this, as with the above, we may need to make considerable expenditures of money and management time in litigation. Further, we may have to participate in interference proceedings in the United States Patent and Trademark Office, or USPTO, to determine the priority of invention of any of our technologies.

Our ability to develop sufficient patent rights in our pharmaceutical, biopharmaceutical and biotechnology products to support commercialization efforts is uncertain and involves complex legal and factual questions. For instance, the USPTO examiners may not allow our claims in examining our patent applications. If we have to appeal a decision to the USPTO’s Appeals Board for a final determination of patentability, we could incur significant legal fees.

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

Clinical trials or manufacturing, marketing and sale of our potential products may expose us to liability claims from the use of those products. Product liability claims could result in the imposition of substantial liability on us, a recall of products, or a change in the indications for which they may be used. Although we carry clinical trial liability insurance and product liability insurance, we, or our collaborators, may not maintain sufficient insurance. We do not have the financial resources to self-insure and it is unlikely that we will have these financial resources in the foreseeable future. If we are unable to protect against potential product liability claims adequately, we may find it difficult or impossible to continue to co-promote our products, or to commercialize the product candidates we develop. If claims or losses exceed our liability insurance coverage, we may go out of business.

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

Risks Related to Our Stock

Our common stock price has been volatile and your investment in our stock may decline in value.

The market price of our common stock has been volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding the NDA for AzaSite or Prolacria, or foreign regulatory equivalent submissions;

•	Announcements made by us concerning results of clinical trials with our product candidates;

•	Market acceptance and market share of products we co-promote;

•	Duration of market exclusivity of Elestat and Restasis;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions and/or investigations, including our ongoing SEC investigation;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	FDA approval of other treatments for the same indication as any one of our product candidates;

•	Business development activities;

•	Litigation;

•	Terrorist attacks; and

•	Military actions.

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

As of January 31, 2007, our current 5% stockholders and their affiliates beneficially owned approximately 42% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales of securities may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2007, there were 42,238,355 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act, unless purchased by our affiliates. In addition, we have the ability to issue additional shares of common stock under an active shelf registration statement, which we filed with the SEC on April 16, 2004. On March 9, 2007, we filed with the SEC a shelf registration statement on Form S-3 that will permit us, if such registration statement is declared effective by the SEC, to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale. Up to 10,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our 2005 Equity Compensation Plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

If some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of January 31, 2007, our 5 largest stockholders and their affiliates beneficially owned approximately 42% of our outstanding common stock.

Further, we may issue additional shares:

•	To employees, directors and consultants;

•	In connection with corporate alliances;

•	In connection with acquisitions; and

•	To raise capital.

Based upon our closing stock price of $6.48 on January 31, 2007, there were outstanding options, which were exercisable and in-the-money, to purchase 1,085,651 shares of our common stock. This amount combined with the total common stock outstanding at January 31, 2007 is 43,324,006 shares of common stock. As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time causing fluctuations or reductions in our stock price.

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

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K, including the documents that we incorporate by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,”

“plan,” “project,” “continuing,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by any forward-looking statements, including, without limitation, the risk factors listed above and those relating to product development, revenue and earnings expectations, intellectual property rights and litigation, competitive products, results of clinical trials, the need for additional research and testing, delays in manufacturing, funding and the timing and content of decisions made by regulatory authorities, including the FDA and other factors presented throughout this annual report and any other documents filed by us with the SEC.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease contiguous administrative and laboratory facilities that comprise approximately 51,000 square feet in Durham, North Carolina, which is adjacent to the Research Triangle Park. The various leases underlying our facilities expire in January 2011 and are renewable. We believe our facilities are adequate to meet our current operational needs. In addition, we lease approximately 500 square feet of administrative space as a sales office in Dallas, Texas.

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

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation which we believe relates to our Phase 3 clinical trial of our dry eye product candidate, Prolacria. On October 19, 2006, we received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. Our Chief Executive Officer and our Executive Vice President, Operations and Communications, also received Wells Notices.

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and may seek a further meeting with the SEC staff.

We cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Our common stock has been traded on the Nasdaq National Market, and later the Nasdaq Global Market, under the symbol “ISPH” since August 3, 2000. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our common stock on the Nasdaq Global Market:

2005	High	Low
First Quarter	$16.81	$7.13
Second Quarter	$9.09	$6.24
Third Quarter	$10.14	$7.15
Fourth Quarter	$8.35	$4.63

2006	High	Low
First Quarter	$5.70	$4.52
Second Quarter	$5.23	$3.92
Third Quarter	$5.48	$4.16
Fourth Quarter	$6.75	$4.51

As of January 31, 2007, there were 60 record stockholders and approximately 4,000 beneficial stockholders of our common stock. On January 31, 2007, the last sale price reported on the Nasdaq Global Market for our common stock was $6.48 per share.

We have not paid or declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future. Any earnings that we may realize will be retained to finance our growth.

The following table sets forth certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2006.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	6,801,204	$9.90	1,192,280
Equity compensation plans not approved by security holders	0	0	0
Total	6,801,204	$9.90	1,192,280

RELATIVE STOCK PERFORMANCE

Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period commencing December 31, 2001 and ended December 31, 2006:

	Cumulative Return Total
	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
INSPIRE PHARMACEUTICALS, INC.	$100.00	$66.29	$100.43	$119.02	$36.05	$45.07
NASDAQ COMPOSITE	100.00	71.97	107.18	117.07	120.50	137.02
NASDAQ BIOTECHNOLOGY	100.00	62.08	90.27	99.08	111.81	110.06

The graph assumes $100 was invested on December 31, 2001, in our common stock, and each of the indices, and that dividends were reinvested. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6. Selected Financial Data.

The selected statement of operations data and balance sheet data with respect to the years ended December 31, 2006, 2005, 2004, 2003 and 2002 set forth below are derived from our financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below, and our financial statements and the notes thereto appended to this annual report. Historical results are not necessarily indicative of our future results.

	(in thousands, except per share amounts)
	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenue	$37,059	$23,266	$11,068	$5,200	$4,883

Operating expenses:
Research and development	42,537	23,566	25,698	27,631	25,229
Selling and marketing	25,265	23,223	21,848	2,838	60
General and administrative	15,880	12,004	9,041	7,002	5,091

Total operating expenses	83,682	58,793	56,587	37,471	30,380

Loss from operations	(46,623)	(35,527)	(45,519)	(32,271)	(25,497)
Other income, net	4,508	3,680	1,450	876	804

Net loss	$(42,115)	$(31,847)	$(44,069)	$(31,395)	$(24,693)

Net loss per common share—basic and diluted	$(1.00)	$(0.76)	$(1.25)	$(1.03)	$(0.96)

Common shares used in computing weighted average common shares outstanding—basic and diluted	42,227	42,101	35,261	30,526	25,821

	(in thousands)
	December, 31
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and investments	$102,281	$122,323	$156,796	$75,166	$31,629
Receivables from Allergan	8,245	4,898	3,501	—	—
Working capital	89,655	99,265	134,559	66,231	27,603
Total assets	116,699	132,446	165,696	79,678	33,564
Debt obligations, including current portion (1)	21,357	1,392	1,881	1,084	505
Total stockholders’ equity	78,371	118,689	149,598	71,052	28,998
Shares of common stock outstanding	42,238	42,211	41,845	31,847	25,855

(1)	Includes capital leases.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with Restasis and Elestat, potential competition associated with our product candidates, use of hazardous materials and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and obtain adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our revenues are difficult to predict and depend on several factors. Our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our co-promotion agreements. Our co-promotion revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion revenues are the extent and effectiveness of Allergan’s sales and marketing efforts as well as our own sales and marketing efforts, coverage and reimbursement under Medicare Part D and the marketing and sales activities of competitors, among others. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors. Research and development expenses, including expenses for drug synthesis and manufacturing, preclinical testing and clinical research activities, depend on the ongoing requirements of our development programs, completion and/or success of business development transactions, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses, in part by accelerating or decelerating preclinical testing, basic research activities, and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Once again, management may in some cases be able to control the timing and magnitude of these expenses. In addition, we have incurred and expect to incur significant general and administrative expenses as we work to resolve our current stockholder litigation and SEC investigation.

Overview

We are a biopharmaceutical company dedicated to discovering, developing and commercializing prescription pharmaceutical products in disease areas with significant commercial potential or unmet medical needs. Our goal is to build and commercialize a sustainable pipeline of new treatments based upon our technical and scientific expertise, focusing in the ophthalmic and respiratory/allergy therapeutic areas. Our ophthalmic products and product candidates are currently concentrated in the allergic and bacterial conjunctivitis, dry eye disease and glaucoma indications. Our respiratory/allergy product candidates are currently concentrated in the treatment of respiratory complications of cystic fibrosis and seasonal allergic rhinitis indications.

In 2004, we expanded our operations beyond research and development activities by creating a commercial organization to co-promote two of Allergan’s eye products, Elestat and Restasis in the United States. In January 2004, we began co-promoting Restasis for the treatment of dry eye disease. In February 2004, we launched Elestat for the treatment of allergic conjunctivitis. Under agreements with Allergan, we receive co-promotion revenue based upon Allergan’s net sales of these products.

Prior to 2004, we devoted substantially all of our efforts to the discovery and clinical development of our product candidates as well as the establishment of strategic partnerships and our revenues consisted of payments under our various corporate partnerships established for the development and commercialization of our products if approved.

See Part I of this report for a full discussion of our co-promotion agreements with Allergan and other significant collaborative agreements.

In February 2006, we entered into a development and license agreement with Boehringer Ingelheim. The agreement grants us certain exclusive rights to develop and market an intranasal dosage form of epinastine, in the United States and Canada, for the treatment or prevention of rhinitis.

In October 2006, we entered into a licensing agreement with FAES for the U.S. and Canadian development and commercialization of bilastine, a Phase 3 oral antihistamine compound for the treatment and prevention of allergic rhinitis. FAES announced the acceptance of an IND application by the FDA in April 2006 and there is currently an ongoing thorough QT/QTc clinical trial in the United States, the top-line results of which are expected to be reported in the second quarter of 2007.

In February 2007, we signed an exclusive licensing agreement with InSite Vision for U.S. and Canadian commercialization of AzaSite for the treatment of bacterial conjunctivitis. InSite Vision previously filed an NDA for AzaSite with the FDA in June 2006. The completion of the FDA’s review of the NDA for AzaSite is expected by the end of April 2007.

See Part I of this report for a full discussion of all our in-licensing activities, as well our other product candidates in clinical development.

We have incurred significant operating losses since our inception and, as of December 31, 2006, we had an accumulated deficit of $245.1 million. We expect to incur losses for the next several years. We have financed our operations through the sale of equity securities, including private sales of preferred stock and public offerings of common stock; debt; and with revenue from corporate partnerships, including co-promotion revenue. Co-promotion revenue from Elestat and Restasis did not exceed our total operating expenses in 2006. We operate in a single business segment and do not have any foreign operations.

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

We recognize co-promotion revenue based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to us by Allergan. We actively promote both Elestat and Restasis through our commercial organization and share in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s net sales for both Elestat and Restasis, reported to us by Allergan, as co-promotion revenue. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health, an independent provider of pharmaceutical data. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Elestat and Restasis. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. In each of the years ended December 31, 2006, 2005 and 2004, the amount of rebates associated with our incentive programs was less than one-half of one percent of our co-promotion revenues. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, we record revenues using a reduced percentage of net sales based upon our level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. We achieved our annual 2006 net sales target level during the three-month period ended June 30, 2006.

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from our research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. In the year ended December 31, 2006, we recognized $1.25 million of collaborative research revenue. No collaborative research revenue was recognized for the years ended December 31, 2005 and 2004.

Taxes

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $110.0 million as of December 31, 2006 against all potential tax assets due to uncertainties in our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

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

Stock Option Expense

As of January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS No. 123(R), which requires us to measure compensation cost for share-based payment awards at fair value and recognize compensation over the service period for awards expected to vest. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation expense on a straight-line basis over the vesting periods of our awards. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. We use a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to our own historical volatility. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates. We have implemented the modified prospective method in recognizing stock-based compensation expense for 2006 upon the adoption of SFAS No. 123(R). Under this method, we are required to record compensation expense for all share-based payments granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. Accordingly, prior period amounts have not been restated. For stock options granted to non-employees, we have recognized compensation expense in accordance with the requirements of SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS No. 123. SFAS No. 123 required that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

See “Impact of Recently Issued Accounting Pronouncements” in this section of the report as well as Note 8 “Stock-Based Compensation” for additional discussion of the impact of adopting SFAS No. 123(R).

Impact of Inflation

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Revenues

Total revenues were approximately $37.1 million for the year ended December 31, 2006, as compared to approximately $23.3 million in 2005 and approximately $11.1 million in 2004. The increase in 2006 revenue of approximately $13.8 million, or 59%, was due to increased co-promotion revenue from net sales of Elestat and Restasis in 2006, as compared to 2005, as well as the recognition of a development milestone of $1.25 million for diquafosol tetrasodium from Santen in accordance with our development, license and supply agreement.

Co-promotion revenue from net sales of Elestat for the year ended December 31, 2006 was approximately $20.3 million, as compared to approximately $16.8 million in 2005, and approximately $9.6 million in 2004. The increase in 2006 co-promotion revenue for Elestat of approximately $3.5 million, or 21%, was primarily due to an increase in the market share of Elestat, a price increase for Elestat that became effective during the first quarter of 2006, as well as an overall increase in the U.S. allergic conjunctivitis market, defined by branded prescription, topically applied products to treat allergic conjunctivitis. Co-promotion revenue from net sales of Restasis for the year ended December 31, 2006 was approximately $15.5 million, as compared to approximately $6.5 million in 2005, and approximately $1.5 million in 2004. Restasis is currently the only approved prescription product indicated for dry eye disease. The increase in 2006 co-promotion revenue for Restasis of approximately $9.0 million, or 140%, was primarily due to increased patient usage of Restasis, based on the increase of prescriptions year-over-year, a price increase that became effective during the first quarter of 2006, and to a lesser extent, an increase in the number of physicians prescribing Restasis. In addition, in April 2006 there was a scheduled increase of the percentage of net sales of Restasis to which we were entitled. In 2006, the revenue generated from our co-promotion of Elestat and Restasis exceeded our selling and marketing expenses.

The increase in 2005 revenue, as compared to 2004, was due to significantly increased co-promotion revenue from net sales of both Elestat and Restasis. This increase is attributable to: 1) a full year of co-promotion activities in 2005 for both products; 2) increased market share for Elestat; and 3) increased acceptance of Restasis, based on the increase of prescriptions year-over-year, and 4) an increase of the percentage of net sales of Restasis to which we were entitled (effective April 2005). In 2005, the revenue generated from our commercial organization exceeded our selling and marketing expenses. When compared to 2004, 2005 co-promotion revenue from net sales of Elestat increased 75% and co-promotion revenue from net sales of Restasis increased 337%.

We began realizing co-promotion revenue from Elestat beginning in February 2004. All of our revenue related to Elestat is from net sales in the United States according to the terms of our collaborative agreement with Allergan. Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months.

For the year ended December 31, 2006, Elestat was the second most prescribed allergic conjunctivitis product in the United States, based upon prescription volume data as reported by IMS Health, and in our target universe, the top 200 highest prescribing ophthalmologists, optometrists, and allergists in each of our 64 sales territories. Based upon weekly national prescription data from IMS Health, Elestat had a market share of approximately 19% for total prescription volume in our target universe for the three and twelve months ended December 31, 2006, as compared to 19% and 17%, for the three and twelve months ended December 31, 2005, respectively. Based upon weekly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions, increased approximately 5% and approximately 6% for the years ended December 31, 2006, and 2005, respectively, compared to the previous year. For the year ended December 31, 2006, Elestat represented approximately 10% of the total U.S. allergic conjunctivitis market, as compared to approximately 8% in 2005 and approximately 4% in 2004. Based on current trends in prescriptions for Elestat, we expect no market share growth or declining market share in future periods, unless we expand our commercial rights to Elestat.

In regards to co-promotion revenue from net sales of Elestat, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. During a fiscal year, we recognize product co-promotion revenue associated with targeted net sales levels for Elestat achieved during that time period and defer revenue in excess of the sales level achieved. We achieved the annual 2006 net sales target level for Elestat during the three month period ended June 30, 2006, the annual 2005 net sales target level in the three-month period ended June 30, 2005, and achieved the annual 2004 net sales target level in the three-month period ended September 30, 2004.

Since the launch of Elestat, Allergan has secured coverage on formularies of certain commercial and government plans. This coverage allows Allergan and us to increase and maintain prescription market share, but generally requires price concessions through rebate programs which impact the level of co-promotion revenue that we receive from net sales of Elestat. Due to the large number of competing products in the allergic conjunctivitis market, some of these price concessions have been significant. Since the beginning of 2006 when Medicare Part D became effective, there has been a decrease in prescriptions for Elestat reimbursed by state Medicaid programs which were partially offset by an increase of prescriptions reimbursed under Medicare Part D plans and to a lesser extent, commercial plans. This shift to Medicare Part D plans has resulted in lesser amounts of rebates than under Medicaid programs. Additionally, in 2006, Elestat lost coverage under several state Medicaid plans. While we do not expect the loss of these coverages to significantly impact our portion of the co-promotion revenue due to the large price concessions associated with these particular states, future loss of coverage under additional states or commercial plans may have a negative impact on our co-promotion revenue.

The commercial marketing exclusivity period for Elestat provided under the Hatch-Waxman Act will expire in October 2008, after which time Elestat could face generic or over-the-counter competition if there is no other intellectual property or marketing exclusivity protection covering Elestat. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. While we are exploring various possible forms of additional intellectual property coverage to protect the commercialization of Elestat in the United States, there can be no assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act in October 2008. If a generic form of Elestat is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will cease. Loss of our co-promotion revenue from Elestat will materially impact our results of operations and cash flows.

We began co-promotion activities related to Restasis in January 2004 and began receiving co-promotion revenue in April 2004. All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. However, less than 2% of our co-promotion revenue from Restasis is derived from sales of Restasis outside of the United States. Our entitled percentage of net sales of Restasis increased in April 2006 and the last scheduled increase will occur in April 2007. Co-promotion revenue from Restasis is becoming a larger component of our total co-promotion revenue. For the year ended December 31, 2006, co-promotion revenue from Restasis represented approximately 43% of our total co-promotion revenue compared to approximately 28% in 2005. We expect that this trend will continue in 2007 and future reporting periods. For the year ended December 31, 2006, Allergan recorded approximately $270 million of revenue from net sales of Restasis, as compared to approximately $191 million in 2005 and approximately $100 million in 2004.

Restasis, in terms of prescription volume, has grown significantly since it was first launched in April 2003. Since we began co-promoting Restasis in January 2004, total prescriptions, as reported by IMS Health, have been approximately 2.9 million, 2.1 million and 1.3 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. This represents year-over-year prescription volume increases of 35% and 64% for the twelve months ended December 31, 2006 and 2005, respectively.

In March 2006, Santen completed its Phase 2 clinical trial testing of diquafosol tetrasodium in Japan, which entitled us to receive a milestone payment of $1.25 million. Santen is responsible for all development, regulatory submissions, filings and approvals, and the commercialization of potential products in Japan and nine other Asian countries. We could receive additional development milestone payments from Santen of up to $3.0 million, as well as royalties on net sales of diquafosol tetrasodium, if the product candidate is approved for commercialization in Santen’s licensed territories. In 2006, Santen began Phase 3 clinical trials in Japan for diquafosol tetrasodium.

Our future revenue will depend on various factors including the continued commercial success of Elestat and Restasis, pricing, rebates, discounts and returns for both products, coverage and reimbursement under commercial or government plans, our entitled percentage of U.S. net sales of Restasis which will have a final increase in April 2007, seasonality of sales of Elestat and duration of market exclusivity of Elestat and Restasis. If Allergan significantly under-estimates or over-estimates rebate amounts, there could be a material effect on our revenue. In addition to sales of Elestat and Restasis, our revenue will also depend on whether we enter additional collaboration agreements, achieve milestones under existing or future collaboration agreements and whether we obtain regulatory approvals for our product candidates.

Costs and Expenses

Research and Development Expenses

Research and development expenses were approximately $42.5 million for the year ended December 31, 2006, as compared to approximately $23.6 million in 2005 and approximately $25.7 million in 2004. Included in the research and development expenses for the year ended December 31, 2006, is approximately $576,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006, including stock-based compensation expense related to restricted stock units issued for the first time in July 2006. There is no stock-based compensation expense included in research and development for years ended December 31, 2005 and 2004, respectively, due to our adoption of SFAS No. 123(R) using the modified prospective method.

The increase in research and development expenses of approximately $19 million, or 81%, for the year ended December 31, 2006, as compared to 2005, was primarily due to the development activities associated with our epinastine nasal spray program for seasonal allergic rhinitis, including the payment of a $2.5 million up-front licensing fee and the initiation of Phase 2 clinical trials, the in-licensing of bilastine, a Phase 3 oral antihistamine compound for which we paid an upfront licensing fee of $7.0 million in November 2006, and performing preclinical research and filing an IND for our glaucoma program. In addition, we had increased costs associated with our denufosol for cystic fibrosis program, relating to the initiation of the Phase 3 TIGER-1 clinical trial, as well as increased costs related to our antiplatelet program, which included conducting our proof-of-concept Phase 2 clinical trial. On August 7, 2006, we announced the termination of the antiplatelet clinical trial based upon the unanimous recommendation of our independent data monitoring committee, following a planned interim safety analysis. These cost increases were partially offset by less spending on our Prolacria program as we continued our discussions with the FDA regarding the future of this program, the discontinuation of the denufosol for retinal disease program in January 2006 and the discontinuation of the corneal wound healing program in August 2005.

The decrease in research and development expenses in 2005, as compared to 2004, was primarily due to significantly less spending on Prolacria due to our NDA amendment filing on June 1, 2005. Additionally, we spent less on our denufosol for retinal disease program due to the discontinuation of this program. These decreases were partially offset by an increase in denufosol for cystic fibrosis expenditures related to conducting six-month and twelve-month inhalation toxicology studies and Phase 2 clinical trials during 2005 prior to initiation of our Phase 3 program, as well as an increase in expenses related to our corneal wound healing Phase 2 pilot study which was initiated in 2005 but was later discontinued in the third quarter of 2005.

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

Our research and development expenses for the years ended December 31, 2006, 2005 and 2004 and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the years listed.

	(In thousands) Year ended December 31,						Cumulative from Inception to December 31, 2006%
	2006	%	2005	%	2004	%
Denufosol tetrasodium for cystic fibrosis	$10,316	24	$9,223	39	$4,256	17	$32,548	15
Epinastine nasal spray for seasonal allergic rhinitis (1)	8,110	19	365	2	—	—	8,475	4
Bilastine for seasonal allergic rhinitis (2)	7,139	17	—	—	—	—	7,139	3
INS50589 for use in acute cardiac care (3)(4)	3,606	9	2,746	12	3,384	13	12,969	6
INS115644 for glaucoma	3,077	7	334	1	232	1	3,643	2
Denufosol tetrasodium for retinal disease (4)	1,258	3	1,465	6	2,893	11	9,105	4
Prolacria (diquafosol tetrasodium) for dry eye disease	1,431	3	1,961	8	6,835	27	39,138	18
Other research, preclinical and development costs (5)	7,600	18	7,472	32	8,098	31	101,796	48

Total	$42,537	100	$23,566	100	$25,698	100	$214,813	100

(1)	Includes a $2.5 million up-front licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim.
(2)	Includes a $7.0 million up-front licensing fee upon the signing of the license agreement with FAES.
(3)	On August 7, 2006, we terminated our only Phase 2 clinical trial for this program.
(4)	As of December 31, 2006, these programs were not in active development.
(5)	Other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs, discontinued and/or inactive programs. These unallocated costs include personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs.

Our future research and development expenses will depend on the results and magnitude or scope of our clinical, preclinical and research activities and requirements imposed by regulatory agencies. Accordingly, our research and development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to product candidates, our research and development expenses may fluctuate significantly from prior periods.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $25.3 million for the year ended December 31, 2006, as compared to approximately $23.2 million in 2005 and approximately $21.8 million in 2004. Included in selling and marketing expenses for the year ended December 31, 2006, is approximately $293,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006, including stock-based compensation expense related to restricted stock units issued for the first time in July 2006. There is no stock-based compensation expense included in selling and marketing for the years ended December 31, 2005 and 2004, respectively, due to our adoption of SFAS No. 123(R) using the modified prospective method.

The increase in selling and marketing expenses for the year December 31, 2006, as compared to 2005, resulted from an overall increase in promotional activities, primarily the increased costs associated with our sales force including increased salary, personnel related expenses and stock-based compensation expense. We adjust the timing, magnitude and targeting of our advertising, promotional, Phase 4 clinical trials and other commercial activities for Elestat and Restasis based on seasonal trends and other factors. The increase in selling and marketing expenses in 2005, as compared to 2004, resulted from a full year of active promotion of Elestat and Restasis and expanded commercial activity as we continued to build the Elestat brand.

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

General and Administrative Expenses

General and administrative costs were approximately $15.9 million for the year ended December 31, 2006, as compared to approximately $12.0 million in 2005, and approximately $9.0 million in 2004. Included in general and administrative expenses for the year ended December 31, 2006, is approximately $678,000 of stock-based compensation expense related to our adoption of SFAS No. 123(R) effective January 1, 2006, including stock-based compensation expense related to restricted stock units issued for the first time in July 2006. There is no stock-based compensation expense included in general and administrative for the years ended December 31, 2005 and 2004, respectively, due to our adoption of SFAS No. 123(R) using the modified prospective method.

The increase in general and administrative expenses of approximately $3.9 million, or 32%, for the year ended December 31, 2006, as compared to 2005, was primarily due to significantly increased legal and administrative expenses associated with our stockholder litigation and SEC investigation and to a lesser extent increased salary and personnel related expenses, including stock-based compensation expense, business development activities and overall corporate growth. Legal fees were approximately $4.1 million for the year ended December 31, 2006, as compared to approximately $2.3 million in 2005. The increase in 2005 general and administrative expenses, as compared to 2004, was primarily due to increased salary and personnel related expenses, increased legal and administrative expenses associated with our stockholder litigation and SEC investigation, and overall corporate growth.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Future general and administrative expenses will depend on the level of our future research and development and commercialization activities, as well as the level of legal and administrative expenses incurred to resolve our stockholder litigation and SEC investigation, and to the extent our legal expenses associated with the stockholder litigation and SEC investigation are reimbursed by insurance. We expect our future professional fees to continue to increase as a result of our stockholder litigation and SEC investigation (See “Litigation” and “SEC Investigation” described elsewhere in this report).

Other Income (Expense)

Other income, net was approximately $4.5 million for the year ended December 31, 2006, as compared to approximately $3.7 million for 2005 and approximately $1.5 million for 2004. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt and capital lease obligations. The increase in other income for the year ended December 31, 2006, as compared to 2005, was primarily due to an increase in interest income resulting from a portfolio mix of higher yielding investments during 2006, and a general increase in the short-term interest rate environment. The increase in 2005 other income, as compared to 2004, was primarily due to an increase in interest income resulting from larger average cash and investment balances during 2005 as a result of stock offerings in the second half of 2004 and of higher yielding investments overall. This increase was partially offset by write-down of available-for-sale investments of approximately $516,000 due to an impairment deemed other-than-temporary. Future other income will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, including private sales of preferred stock and public offerings of common stock. In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40 million to fund in-licensing opportunities and related development, including the in-licensing of bilastine from FAES in November 2006. We have borrowed $20 million under this agreement. All loan advances made under the agreement mature in March 2011. We also currently receive revenue from net sales of Elestat and Restasis, but do not expect this revenue to exceed our 2007 operating expenses.

At December 31, 2006, we had net working capital of approximately $89.7 million, a decrease of approximately $9.6 million from approximately $99.3 million at December 31, 2005. The decrease in working capital was principally due to the use of funds for our normal operating expenses, which exceeded the revenue we recognized. Our principal sources of liquidity at December 31, 2006 were approximately $50.2 million in cash and cash equivalents and approximately $51.4 million in investments, which are considered available-for-sale, and the potential to borrow an additional $20 million under our loan and security agreement.

On February 15, 2007, we signed an exclusive licensing agreement with InSite Vision for U.S. and Canadian commercialization of AzaSite. An NDA for AzaSite is currently under review by the FDA for treatment of bacterial conjunctivitis. In conjunction with this licensing agreement, we paid InSite Vision an upfront license fee of $13.0 million and will pay an additional $19.0 million milestone payment contingent upon regulatory approval by the FDA. We will also pay a 20% royalty for the first 2 years and a 25% royalty thereafter on net sales of AzaSite for ocular infections in the United States and Canada, if approved by regulatory authorities.

Our working capital requirements may fluctuate in future periods depending on many factors, including: the number, magnitude, scope and timing of our development programs; the costs related to the potential FDA approval and launch of AzaSite and our other product candidates; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the efficiency of manufacturing processes developed on our behalf by third parties; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue; the commercial potential of our products and product candidates; legal and administrative costs associated with resolving and satisfying any potential outcome of our stockholder litigation and SEC investigation; and any expansion of facility space.

Our 2007 financial results will be largely contingent on events associated with the potential approval of AzaSite by the FDA in April 2007 and the product candidate’s subsequent launch, as well as favorable data and subsequent progression of our bilastine, epinastine nasal spray and Prolacria programs. The following 2007 forecasted guidance does not include the expected impact of an AzaSite approval in 2007. Should the product candidate be approved, expected 2007 revenues and expenses would change significantly, and we would issue revised guidance.

Based upon current Elestat and Restasis trends and projected operating plans, we expect to record aggregate revenue in the range of $40-$47 million and expect operating expenses to be in the range of $90-$112 million. Research and development expenses associated with the further development of our product candidates, as described below, are estimated to be in the range of $45-$74 million, including the $13.0 million upfront license fee related to the execution of the AzaSite agreement. Total estimated sales and marketing and general and administrative expenses are estimated to be in the range of $26-$29 million and $15-$19 million, respectively.

The upper end of our range of forecasted research and development expenses assumes the following potential program progress:

•	Receive favorable QT/QTc clinical trial results in the second quarter of 2007; pay an $8 million milestone payment to FAES; meet with the FDA and initiate one U.S. Phase 3 clinical trial of bilastine;

•	Complete patient enrollment and continue dosing of Phase 3 TIGER-1 clinical trial of denufosol tetrasodium for the treatment of cystic fibrosis;

•

Depending on discussions with the FDA, validate a clinical endpoint related to central corneal staining and initiate an additional Phase 3 clinical trial of Prolacria for the treatment of dry eye disease;

•	Receive favorable results of a Phase 2 clinical trial of epinastine nasal spray for seasonal allergic rhinitis, meet with the FDA and initiate next clinical trial and toxicology work; and

•	Complete a Phase 1 clinical trial in the glaucoma program.

Included within our operating expenses guidance are projected stock-based compensation costs of approximately $3 million. This estimate is based on the unvested portion of stock options and restricted stock units outstanding as of December 31, 2006, our current stock price, and an anticipated level of share-based payments granted during 2007, exclusive of the hiring of additional employees needed to support the launch of AzaSite in 2007. Should our stock price change significantly from its current level, and/or if our anticipated headcount changes, particularly to support an AzaSite launch, actual stock-based compensation expense could change significantly from this projection. However, the actual amount of stock-based compensation expense recognized in the future will largely depend on levels of share-based payments granted in future periods and changes in our stock price.

Our projected cash burn in 2007 is expected to be in the range of $45-$65 million. This range includes the $13.0 million up-front cash payment for AzaSite that will be included in our research and development expense and reflected in our first quarter 2007 results, as well as the $8 million cash milestone payment related to a favorable QT/QTc clinical trial result for bilastine, which would also be reflected in research and development expense. The current cash burn guidance does not include the potential $19.0 million cash milestone payment related to an AzaSite FDA approval, nor does it include additional borrowing under our term loan facility.

As our 2007 forecasted results will be largely dependent on key development and regulatory events, we expect to adjust our guidance throughout 2007 as additional information concerning these events is obtained. The actual amount of operating expenses could differ significantly should our anticipated development plans change, based upon program progress and events associated with our portfolio of product candidates. In addition, the current forecast is exclusive of regulatory approval for AzaSite, and therefore, revenue and operating expense guidance would change significantly upon the approval and launch of the product candidate. If regulatory approval for AzaSite is received, it is likely we will draw an additional $20 million of debt on our existing loan facility. Additionally, if we are successful with the AzaSite or bilastine programs, we would likely raise additional capital in the next twelve months to support our expanded commercial and development activities.

Although our liquidity needs will largely be determined by key development and regulatory events, we will most likely need to: (1) obtain product candidate approvals, (2) out-license rights to our product candidates, and/or (3) raise additional capital through equity or debt financings or from other sources in order for us to continue operations beyond 2007. We currently have the ability to sell approximately $13.9 million of common stock under an effective shelf registration statement, which we filed with the SEC on April 16, 2004. On March 9, 2007, we filed with the SEC a shelf registration statement on Form S-3 that will permit us, if such registration statement is declared effective by the SEC, to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale. In addition, we have the ability to borrow the remaining $20 million under our loan facility subject to certain conditions which must occur within the commitment period which ends on June 30, 2007. The commitment period may be extended by us to December 31, 2007, subject to additional fees and upon satisfaction of certain conditions. Our ability to borrow additional amounts under the loan facility are subject to the satisfaction of any one of a number of conditions related to our progress in developing bilastine or our success in obtaining FDA approval for other product candidates owned by or in-licensed to us. To the extent that none of the conditions are satisfied, we may still borrow from the term loan facility, but only in the amount by which our research and development expenditures on bilastine and/or another in-licensed product candidate exceed the initial advance of $20 million.

In addition, the loan and security agreement that we entered into in December 2006 contains a financial covenant that requires us to maintain a certain level of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement.

Our ability to remain within our operating expense target range is subject to several other risks including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates, unanticipated professional fees or settlements associated with our stockholder litigation or SEC investigation and other factors described under the Risk Factors located elsewhere in this report.

Contractual Commitments

As part of our drug development strategy, we outsource significant amounts of our preclinical and clinical programs and the manufacture of drug substance used in those programs. Accordingly, we have entered into contractual commitments or purchase arrangements with various clinical research organizations, manufacturers of active pharmaceutical ingredients and/or drug product as well as with others. The amount of our financial commitments which includes both cancelable and non-cancelable arrangements totaled approximately $14.3 million at December 31, 2006. In addition, we have other contractual commitments outside of drug development under cancelable and non-cancelable arrangements which totaled approximately $3.1 million at December 31, 2006. Many of these commitment amounts are dependent upon the results of underlying studies, the completion of studies and/or projects and certain other variable components of the agreements that may result in actual payments and the timing of those payments that differ from management’s estimate.

Also, at December 31, 2006, we have future contractual commitments to pay approximately $4.6 million of lease obligations for our administrative offices, fleet vehicles, laboratory facilities and equipment. In addition, we had outstanding debt obligations as of December 31, 2006 of $20.5 million, of which $20 million relates to the loan and security agreement that we entered into in December 2006. Under this agreement, the debt obligation fully matures in March 2011, with repayment of loan borrowings made according to a schedule of six monthly installments of interest only followed by equal monthly installments of principal and interest until the maturity date.

The terms of our existing license, collaboration and sponsored research agreements may require that we make future cash payments. In the aggregate, these agreements may require payments of up to $85.8 million assuming the achievement of all development milestones and up to an additional $14.0 million assuming the achievement of all sales milestones. Amounts payable by us under these agreements are uncertain and are contingent on a number of factors, including the progress of our research, preclinical and development programs, our ability to obtain regulatory approvals, and the commercial success of our approved products. In addition, there is approximately $650,000 of development milestones under existing license agreements related to currently inactive development programs and we believe it is unlikely the milestones will be achieved and payments made. We are also obligated to pay royalties on net sales, if any, of certain product candidates currently in our portfolio. Some of our existing license agreements require minimum annual license preservation fees of up to $10,000. In addition, if we obtain licenses on additional product candidates in the future, or if our collaborative arrangements identify additional product candidates, our license obligations would increase.

In conjunction with the licensing agreement for AzaSite that we signed with InSite Vision in February 2007, we paid InSite Vision an upfront license fee of $13.0 million. We will also be obligated to pay an additional $19.0 million milestone payment contingent upon regulatory approval by the FDA. The $13.0 million upfront license fee that we paid in 2007 and the $19.0 million potential milestone are not reflected in the table below.

If certain of our product candidates are approved by the FDA and are subsequently commercialized, we will be obligated to pay royalties on net sales of the commercialized products. See Part I of this report for a full discussion of our royalty obligations under our in-licensing agreements with InSite Vision for AzaSite, FAES for bilastine and Boehringer Ingelheim for epinastine nasal spray.

In addition, we may enter into various manufacturing, distribution, consulting and other agreements in anticipation of an AzaSite launch in the second half of 2007. These agreements are not reflected in the commitments as of December 31, 2006, or in the underlying table below.

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

Subject to the information and qualifications included in the above paragraph, the table below sets forth our enforceable and legally binding obligations and future commitments and obligations related to all contracts that we are likely to continue regardless of the fact that the contracts may be terminated. The table reflects contractual and potential obligations as of December 31, 2006, but does not reflect obligations entered into in 2007. Some of the figures we include in this table are based on management’s estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table:

	(In thousands) Payment due by Period as of December 31, 2006
Contractual and Potential Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$917	$641	$276	$—	$—
Debt Obligations	20,502	2,847	10,338	7,317	—
Interest on Debt Obligations	4,180	1,421	1,978	781	—
Operating Lease Obligations (1)	3,652	1,255	1,712	685	—
Purchase Obligations	17,372	14,727	2,645	—	—
Minimum Annual License Payments	100	15	50	35	—
Development Milestone Obligations (2)(3)	85,750	10,000	43,750	32,000	—
Sales Milestone Obligations (3)	14,000	—	—	5,000	9,000

Total	$146,473	$30,906	$60,749	$45,818	$9,000

(1)	Includes estimated payments for cancelable portion of fleet vehicles under a master lease agreement. See Note 11, “Commitments and Contingencies” for a full discussion.
(2)	Includes $1.9 million of “other long-term liabilities” as recorded on our Balance Sheet as of December 31, 2006.
(3)	Development and sales milestone obligations represent potential amounts payable by us contingent on a number of factors, including the progress of our research, preclinical and development programs, our ability to obtain regulatory approvals, and the commercial success of our approved products.

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

We intend to defend the litigation vigorously. As with any legal proceeding, we cannot predict with certainty the eventual outcome of these pending lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. Moreover, responding to and defending the pending litigation will result in a diversion of management’s attention and resources and an increase in professional fees. We have various insurance policies related to the risk associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

SEC Investigation

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation which we believe relates to our Phase 3 clinical trial of our dry eye product candidate, Prolacria. On October 19, 2006, we received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. Our Chief Executive Officer and our Executive Vice President, Operations and Communications, also received Wells Notices.

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and may seek a further meeting with the SEC staff.

We cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made. Responding to this investigation will result in a diversion of management’s attention and resources and an increase in professional fees. We have various insurance policies related to the risk associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

Impact of Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. We are currently evaluating the impact, if any, of SFAS No. 159 on our financial statements. If elected, SFAS No. 159 would be effective as of January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. We are currently evaluating the impact of adopting this statement.

Also in September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB No. 108. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. We have assessed the effect of adopting this guidance and have determined that there was no impact on our financial statements or related disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48. FIN No. 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of FIN No. 48 on our financial statements; however, we do not expect a material impact on our current disclosures due to our current net operating loss position and related valuation allowance against all deferred tax assets.

We adopted SFAS No. 123(R) effective January 1, 2006, as required, and have incorporated the modified prospective method for recognizing stock-based compensation expense which does not require restated results for prior periods. Under the modified prospective method, stock-based compensation cost recognized for the year ended December 31, 2006 includes: (a) stock-based compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Such amounts are reduced by our estimate of forfeitures of all unvested awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB No. 107, regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, our net loss for the year ended December 31, 2006 was approximately $1.5 million greater than if we had continued to account for share-based compensation under APB No. 25. We estimated the fair value of share-based payments granted to employees using the Black-Scholes model and related assumptions, consistent with our fair value estimates made under SFAS No. 123.

As of December 31, 2006, approximately $4.4 million of total unrecognized compensation cost related to the unvested portion of our stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.1 years. We currently estimate total stock-based compensation expense to be approximately $3 million in 2007. This estimate is based on the unvested portion of stock options and restricted stock units outstanding as of December 31, 2006, our current stock price, and an anticipated level of share-based payments granted during 2007, exclusive of the hiring of additional employees needed to support the launch of AzaSite in 2007. Should our stock price change significantly from its current level, and/or if our anticipated headcount changes, particularly to support an AzaSite launch, actual stock-based compensation expense could change significantly from this projection. However, the actual amount of stock-based compensation expense recognized in the future will largely depend on levels of share-based payments granted in future periods and changes in our stock price.

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

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Our risk associated with fluctuating interest expense is limited to capital leases, other short-term debt obligations and future borrowings under the term loan facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At December 31, 2006, our portfolio of available-for-sale investments consisted of approximately $45.4 million of investments maturing within one year and approximately $6.0 million of investments maturing after one year but within 36 months. In addition, we have $515,000 of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

The interest rate on our long-term debt is fixed on outstanding borrowings from the term loan facility, but future draws on the facility will be assumed interest based upon current market interest rates at the time of borrow. Assuming other factors are held constant, an increase in interest rates from the fixed rate on our debt generally results in a decrease in the fair value of our long-term debt, and a decrease in interest rates generally results in an increase in the fair value of our long-term debt. However, neither an increase nor a decrease in interest rates will impact the carrying value of the long-term debt. As of December 31, 2006, the fair value of our long-term debt approximates its carrying value of $20 million.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $200,000 as of December 31, 2006. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

ITEM 15. EXHIBITS and FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements:

2. All schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3. Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

4.2	Rights Agreement, dated as of October 21, 2002, between the Company and Computershare Trust Company, which includes the form of Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. as Exhibit “A”, the form of Rights Certificate as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock as Exhibit “C” (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2002).

10.1†	Inspire Pharmaceuticals, Inc. Amended and Restated 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.2†	Form of Incentive Stock Option. (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.3†	Form of Non-statutory Stock Option. (Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.4*	Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998. (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

Exhibit Number	Description
10.5†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000. (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.6†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000. (Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.7†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000. (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.8†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Bennett dated February 27, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001).

10.9†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001).

10.10*	License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2001).

10.11*	Study Funding Agreement, dated as of October 3, 2002, between Inspire Pharmaceuticals, Inc. and The Cystic Fibrosis Foundation Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2002).

10.12†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.13†	Form of Inspire Pharmaceuticals, Inc. Director Non-Statutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.14*	First Amendment to License, Development and Marketing Agreement, dated December 8, 2003, between Inspire Pharmaceuticals, Inc. and Allergan, Inc. and Allergan Sales, LLC and Allergan Pharmaceuticals Holdings (Ireland) Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

10.15*	Elestat (Epinastine) Co-Promotion Agreement, entered into as of December 8, 2003, by and between Allergan Sales, LLC and Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2004).

10.16†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II, dated May 16, 2003. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.17	Master Lease Agreement between GE Capital Fleet Services and Inspire Pharmaceuticals, Inc., dated as of November 18, 2003, and related documentation (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

Exhibit Number	Description
10.18	Master Security Agreement between General Electric Capital Corporation and Inspire Pharmaceuticals, Inc., dated as of November 12, 2003, and related documentation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.19†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between the Company and R. Kim Brazzell, dated August 5, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.20†	Amended and Restated Director Compensation Policy (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.21*	Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and the Wisconsin Alumni Research Foundation, effective November 2, 2004. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.22†	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.23†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.24†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Mary B. Bennett (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.25†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Donald J. Kellerman (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.26†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Joseph K. Schachle (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.27†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.28†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.29†	Agreement regarding change in control, dated as of August 2, 2004, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.30†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.31†	Inspire Pharmaceuticals, Inc. 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.32†	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.33†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.34†	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

Exhibit Number	Description
10.35†	Form of Stock Appreciation Right Grant Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.36†	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.37†	Agreement regarding change in control, dated as of March 2, 2006, by and between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006).

10.38†	Consulting Agreement dated as of March 7, 2006, by and between Inspire Pharmaceuticals, Inc. and Barry G. Pea (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2006).

10.39**	Development and License Agreement between Inspire Pharmaceuticals, Inc. and Boehringer Ingelheim International GmbH, effective February 17, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006)

10.40†	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.41	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center I building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

10.42	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center II building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

10.43†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi, dated May 10, 2005.

10.44**	License Agreement by and between Inspire Pharmaceuticals, Inc. and FAES Farma, S.A, dated as of October 31, 2006.

10.45	Loan and Security Agreement, dated as of December 22, 2006, among Inspire Pharmaceuticals, Inc., Merrill Lynch Capital and Silicon Valley Bank.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.
**	Confidential treatment has been requested with respect to a portion of this Exhibit.
†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

By:	/s/ CHRISTY L. SHAFFER
Christy L. Shaffer President & Chief Executive Officer and Director

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTY L. SHAFFER Christy L. Shaffer	President & Chief Executive Officer (principal executive officer) and Director	March 15, 2007

/s/ THOMAS R. STAAB, II Thomas R. Staab, II	Chief Financial Officer & Treasurer (principal financial officer and principal accounting officer)	March 15, 2007

/s/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Chairman of the Board of Directors	March 15, 2007

/s/ KIP A. FREY Kip A. Frey	Director	March 15, 2007

/s/ NANCY J. HUTSON Nancy J. Hutson	Director	March 15, 2007

/s/ RICHARD S. KENT Richard S. Kent	Director	March 15, 2007

/s/ WILLIAM R. RINGO, JR. William R. Ringo, Jr.	Director	March 15, 2007

INSPIRE PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  of Inspire Pharmaceuticals, Inc.:

We have completed integrated audits of Inspire Pharmaceuticals, Inc.’s financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Inspire Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 and Note 8 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 15, 2007

INSPIRE PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$50,190	$65,018
Investments	45,377	37,697
Receivables from Allergan	8,245	4,898
Prepaid expenses and other receivables	3,530	2,432
Other assets	404	207

Total current assets	107,746	110,252

Property and equipment, net	1,754	2,181
Investments	6,714	19,608
Other assets	485	405

Total assets	$116,699	$132,446

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,297	$3,460
Accrued expenses	8,359	6,990
Short-term debt and capital leases	3,435	537

Total current liabilities	18,091	10,987

Capital leases—noncurrent	267	855
Long-term debt	17,655	—
Other long-term liabilities	2,315	1,915

Total liabilities	38,328	13,757

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 42,238 and 42,211 shares issued and outstanding, respectively	42	42
Additional paid-in capital	323,606	321,984
Accumulated other comprehensive loss	(152)	(327)
Accumulated deficit	(245,125)	(203,010)

Total stockholders’ equity	78,371	118,689

Total liabilities and stockholders’ equity	$116,699	$132,446

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Product co-promotion	$35,809	$23,266	$11,068
Collaborative research agreements	1,250	—	—

Total revenue	37,059	23,266	11,068

Operating expenses:
Research and development	42,537	23,566	25,698
Selling and marketing	25,265	23,223	21,848
General and administrative	15,880	12,004	9,041

Total operating expenses	83,682	58,793	56,587

Loss from operations	(46,623)	(35,527)	(45,519)

Other income (expense):
Interest income	4,702	4,343	1,765
Interest expense	(165)	(147)	(117)
Loss on investments	(29)	(516)	(198)

Other income, net	4,508	3,680	1,450

Net loss	$(42,115)	$(31,847)	$(44,069)

Basic and diluted net loss per common share	$(1.00)	$(0.76)	$(1.25)

Weighted average common shares used in computing basic and diluted net loss per common share	42,227	42,101	35,261

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(42,115)	$(31,847)	$(44,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	213	207	207
Depreciation of property and equipment	1,277	1,126	907
Loss/(gain) on disposal of property and equipment	3	18	(9)
Loss on investments	29	516	198
Stock-based compensation expense	1,547	—	—
Changes in operating assets and liabilities:
Receivables from Allergan	(3,347)	(1,397)	(3,501)
Prepaid expenses and other receivables	(1,098)	(516)	(527)
Other assets	10	(14)	19
Accounts payable	2,837	(907)	364
Accrued expenses	1,369	(945)	6,311

Net cash used in operating activities	(39,275)	(33,759)	(40,100)

Cash flows from investing activities:
Purchase of investments	(49,789)	(158,609)	(72,978)
Proceeds from sale of investments	55,149	157,407	56,955
Purchase of property and equipment	(854)	(648)	—
Proceeds from sale of property and equipment	1	1	61

Net cash provided by (used in) investing activities	4,507	(1,849)	(15,962)

Cash flows from financing activities:
Issuance of common stock, net	75	795	122,806
Proceeds from long-term debt	20,000	—	—
Proceeds from short-term debt	781	—	—
Debt issuance cost	(100)	—	—
Payments on debt and capital lease obligations	(816)	(489)	(748)

Net cash provided by financing activities	19,940	306	122,058

(Decrease)/increase in cash and cash equivalents	(14,828)	(35,302)	65,996
Cash and cash equivalents, beginning of year	65,018	100,320	34,324

Cash and cash equivalents, end of year	$50,190	$65,018	$100,320

Supplemental disclosure of non-cash investing and financing activities: The Company made cash payments for interest of $215, $145 and $119 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company acquired property and equipment through the assumption of capital lease obligations amounting to $1,545 during the year ended December 31, 2004.

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/income	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2003	31,847	$32	$198,393	$(279)	$(127,094)	$71,052
Issuance of common stock	9,998	10	122,796	—	—	122,806
Unrealized loss on investments	—	—	—	(191)	—	(191)
Net loss	—	—	—	—	(44,069)	(44,069)

Balance at December 31, 2004	41,845	42	321,189	(470)	(171,163)	149,598
Issuance of common stock	366	—	795	—	—	795
Unrealized gain on investments	—	—	—	143	—	143
Net loss	—	—	—	—	(31,847)	(31,847)

Balance at December 31, 2005	42,211	42	321,984	(327)	(203,010)	118,689
Issuance of common stock	27	—	75	—	—	75
Unrealized gain on investments	—	—	—	175	—	175
Stock-based compensation	—	—	1,547	—	—	1,547
Net loss	—	—	—	—	(42,115)	(42,115)

Balance at December 31, 2006	42,238	$42	$323,606	$(152)	$(245,125)	$78,371

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Organization

Inspire Pharmaceuticals, Inc. (the “Company” or “Inspire”) was incorporated in October 1993 and commenced operations in March 1995. Inspire is located in Durham, North Carolina, adjacent to the Research Triangle Park.

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through 2007. Although the Company’s liquidity needs will largely be determined by key development and regulatory events, it will most likely need to: (1) obtain product candidate approvals, (2) out-license rights to its product candidates, and/or (3) raise additional capital through equity or debt financings or from other sources in order to continue its operations beyond 2007. The Company began receiving revenue from its co-promotion of Elestat® (epinastine HCl ophthalmic solution) 0.05% and Restasis® (cyclosporine ophthalmic emulsion) 0.05% in 2004, but will continue to incur operating losses until co-promotion and/or product revenues reach a level sufficient to support ongoing operations. Elestat and Restasis are trademarks owned by Allergan, Inc. (“Allergan”).

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

Investments

The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Investments in marketable debt securities consist primarily of United States government and government agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. Investments with original maturities at date of purchase beyond three months and which mature at or less than twelve months from the balance sheet date are classified as current. The Company has investments in auction rate securities which have long-term stated maturities of 20 to 30 years. However, these securities have characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate these securities through a Dutch auction process that occurs on predetermined intervals of 90 days or less. Accordingly, the Company classifies auction rate securities with these maturity re-set dates within twelve months of the balance sheet date as short-term as this corresponds to management’s intention and the liquid nature of these securities. Generally, investments with a maturity beyond twelve months from the balance sheet date are classified as long-term. Investments in marketable debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

other than temporary, then the investment would be written down to fair value and the write-down would be included in the Company’s operating results. The Company’s investment policy requires it to purchase high-quality marketable securities with a maximum individual maturity of three years and requires an average portfolio maturity of no more than one year.

The Company has an equity investment in Parion Sciences, Inc. (“Parion”), a non-public entity for which its fair value is not readily determinable. For this investment in which the Company does not have significant influence and owns less than 5% of Parion, the investment is carried at cost and is subject to a write-down for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2006, 2005 and 2004, this investment’s recorded value was $200.

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

Restricted Deposits

Restricted deposits consist of cash and cash equivalents which collateralize a letter of credit that is required under the terms of a vehicle fleet financing agreement. Restricted deposits are classified as current or long-term based upon the expected release date of such restriction. The carrying amount of these restricted deposits approximates fair value. At December 31, 2006, 2005 and 2004, the Company had $515 of restricted deposits recorded as long-term investments.

Intangible Assets

Costs associated with obtaining and maintaining patents on the Company’s product candidates and license initiation and preservation fees, including milestone payments by the Company to its licensors, are evaluated based on the stage of development of the related product candidate and whether the underlying product candidate has an alternative use. Costs of these types incurred for product candidates not yet approved by the U.S. Food and Drug Administration (“FDA”) and for which no alternative future use exists are recorded as expense. In the event a product candidate has been approved by the FDA or an alternative future use exists for a product candidate, patent and license costs are capitalized and amortized over the expected life of the related product candidate. Milestone payments to the Company’s collaborators are recognized when the underlying requirement is met.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Other Assets

During December 2003, the Company recorded a deferred charge associated with an up-front milestone payment made in conjunction with the co-promotion agreement for Elestat executed in December 2003. This asset is amortized ratably on a straight-line basis through October 2008, the expected commercial exclusivity period for Elestat in the United States. At December 31, 2006, 2005 and 2004, the Company had $379, $586 and $793 of deferred charges associated with the up-front milestone, respectively, and $621 in accumulated amortization at December 31, 2006.

In addition, in December 2006, the Company entered into a loan and security agreement and received an initial loan advance of $20,000. Total expenses associated with entering into the loan agreement of $500, including commitment fees paid of $100, have been capitalized and classified as deferred financing costs. At December 31, 2006, the Company had $494 in deferred financing costs that are being amortized to interest expense over the term of the loan, which matures in March 2011, using the effective interest rate method.

Revenue Recognition

The Company records all its revenue from product co-promotion activities and collaborative research agreements in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

The Company recognizes co-promotion revenue based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. The Company actively promotes both Elestat and Restasis through its commercial organization and shares in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, the Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which it has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s net sales for both Elestat and Restasis, reported to Inspire by Allergan, as co-promotion revenue. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health, an independent provider of pharmaceutical data. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Elestat and Restasis. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. In each of the years ended December 31, 2006, 2005 and 2004, the amount of rebates associated with the Company’s incentive programs was less than one-half of one percent of co-promotion revenues. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of predetermined calendar year net sales target levels. Amounts

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. The Company achieved its annual 2006 net sales target level during the three-month period ended June 30, 2006.

The Company recognizes revenue under its collaborative research and development agreements when it has performed services under such agreements or when the Company or its collaborative partner have met a contractual milestone triggering a payment to the Company. The Company recognizes revenue from its research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by the Company’s management and the progress towards agreed upon development events as set forth in the collaborative agreements. These estimates are subject to revision as the Company’s development efforts progress and it gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by its collaborative partners or the Company. This collaborative research revenue is recognized upon the achievement and acknowledgement of the Company’s collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, the Company’s revenue recognized under its collaborative research and development agreements may fluctuate significantly from period to period. In the year ended December 31, 2006, the Company recognized $1,250 of collaborative research revenue. No collaborative research revenue was recognized for the years ended December 31, 2005 and 2004.

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

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all share-based payments granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs net of an expected forfeiture rate and recognizes the compensation costs on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally three to five years. Prior to the adoption of SFAS No. 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 8 to the Financial Statements for a further discussion on stock-based compensation.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are only paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 does not include 482, 695 and 1,426, respectively, of potential common shares, as their impact would be antidilutive.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. At December 31, 2006, 2005 and 2004, the Company had $152, $327 and $470 of unrealized loss on its investments, respectively.

Comprehensive loss consists of the following components for the years ended December 31,:

	2006	2005	2004
Net loss	$(42,115)	$(31,847)	$(44,069)
Adjustment for realized losses in net loss	29	516	198
Change in unrealized gain/(losses) on investments	146	(373)	(389)

Total comprehensive loss	$(41,940)	$(31,704)	$(44,260)

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Advertising

The Company engages in general and direct-response advertising when promoting and marketing Elestat. These advertising costs are expensed as the costs are incurred. Advertising and product promotion expenses were $4,433, $4,748 and $4,666 for the years ended December 31, 2006, 2005 and 2004, respectively.

Significant Customers and Risk

All co-promotion revenues recognized and recorded in 2006, 2005 and 2004 were from one collaborative partner. The Company is entitled to receive co-promotion revenue from net sales of Elestat and Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products.

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the balance sheet. Management of the Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company currently maintains a portfolio of investments with an average maturity of 12 months or less at December 31, 2006. The Company keeps all of its cash deposits in financial institutions in the United States.

Risks from Third Party Manufacturing Concentration

The Company relies on single source manufacturers for each of its product candidates. In addition, Allergan is responsible for the manufacturing of both Elestat and Restasis and relies on single source manufacturers for the active pharmaceutical ingredients in both products, which are co-promoted by the Company. Accordingly, delays in the manufacture of any product or product candidate could adversely impact the marketing of the Company’s products or the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacture of products for which it is entitled to receive revenue and the overall product supply chain.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its financial statements. If elected, SFAS No. 159 would be effective as of January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Also in September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB No. 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there was no impact on its financial statements or related disclosures.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”). FIN No. 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of FIN No. 48 on its financial statements; however, the Company does not expect a material impact on its current disclosures due to its current net operating loss position and related valuation allowance against all deferred tax assets.

3. Investments

A summary of the fair market value of investments by classification is as follows:

	December 31,
	2006	2005
Available-for-sale securities	$51,376	$56,590
Restricted deposits	515	515
Preferred stock	200	200

	$52,091	$57,305

The following is a summary of the Company’s marketable debt securities which are classified as available-for-sale:

	December 31, 2006
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Auction rate securities	$19,525	$—	$—	$19,525
Corporate bonds and commercial paper	11,767	1	(54)	11,714
U.S. Government and agencies	20,236	—	(99)	20,137

Total	$51,528	$1	$(153)	$51,376

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

	December 31, 2005
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Auction rate securities	$13,600	$—	$—	$13,600
Corporate bonds and commercial paper	26,224	7	(162)	26,069
U.S. Government and agencies	17,093	—	(172)	16,921

Total	$56,917	$7	$(334)	$56,590

Maturities of marketable debt securities at fair market value are as follows:

	December 31,
	2006	2005
Less than one year	$45,377	$37,697
Greater than one year	5,999	18,893

	$51,376	$56,590

The following table shows the gross unrealized losses and fair value of the Company’s marketable debt securities with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position.

	December 31, 2006
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agencies	$6,831	$5	$11,511	$93	$18,342	$98
Corporate bonds	1,981	1	7,138	54	9,119	55

Total	$8,812	$6	$18,649	$147	$27,461	$153

	December 31, 2005
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agencies	$11,516	$77	$5,405	$95	$16,921	$172
Corporate bonds	13,513	106	8,569	56	22,082	162

Total	$25,029	$183	$13,974	$151	$39,003	$334

The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies were caused by an increase in interest rates since acquisition. The unrealized losses on the Company’s investments in corporate bonds are primarily due to an increase in interest rates and to a lesser extent, changes in credit rating. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006. Gross realized losses, including impairments, on the Company’s available-for-sale securities were $29, $516 and $198 for the years ended December 31, 2006, 2005 and 2004, respectively.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

4. Property and Equipment

Property and equipment consist of the following:

	Useful Life (Years)	December 31,
		2006	2005
Equipment	5	$4,631	$4,073
Leasehold improvements	Lesser of lease term or 5 years	1,584	1,452
Computer hardware	3	1,120	1,046
Software	5	904	872
Furniture and fixtures	7	808	771

		9,047	8,214
Less—accumulated depreciation		(7,293)	(6,033)

Property and equipment, net		$1,754	$2,181

The Company leases certain assets under capital lease agreements. The net book value of assets under capital leases at December 31, 2006 and 2005 was approximately $407 and $1,006, respectively. Accumulated amortization for assets under capital leases at December 31, 2006 and 2005 was $1,799 and $1,200, respectively.

5. Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2006	2005
Compensation and benefits	$4,607	$3,164
Development costs	2,303	1,626
Professional fees	605	751
Selling and marketing costs	314	883
Duties and taxes	208	324
Other	322	242

	$8,359	$6,990

The carrying value of accrued expenses approximates fair value because of their short-term maturity.

6. Debt

In December 2006, the Company entered into a loan and security agreement with two participating financial institutions which provided a term loan facility to the Company in an aggregate amount of $40,000. Any borrowings under the loan agreement are secured by substantially all of the Company’s assets, with the exception of its intellectual property but including all accounts, license and royalty fees and other revenues and proceeds arising from its intellectual property. In addition, the Company established and maintains its primary depository and operating accounts and security accounts with one of the participating financial institutions and will keep a certain percentage of its cash and investments within these accounts depending upon its total cash and investment balances. An initial term loan advance of $20,000 was made to the Company in December 2006. Subsequent borrowings are subject to certain conditions and may be requested by the Company in amounts not less than

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

$1,000 each during the term of the commitment period which ends on June 30, 2007. The commitment period may be extended by the Company to December 31, 2007, subject to additional fees and upon satisfaction of certain conditions. The Company’s ability to borrow additional amounts under this agreement are subject to the satisfaction of any one of a number of conditions related to its progress in developing bilastine or its success in obtaining FDA approval for other product candidates owned by or in-licensed to the Company. To the extent that none of the conditions are satisfied, the Company may still borrow from the term loan facility, but only in the amount by which its research and development expenditures on bilastine and/or another in-licensed product candidate exceed the initial advance of $20,000.

The maturity date for all loan advances under the term loan facility is March 2011. Interest accrues on the unpaid principal amount of each loan advance at a per annum rate equal to the five-year U.S Treasury note yield plus 3% at the time each advance is made. Repayment of each advance will be made according to a schedule of six monthly installments of interest-only followed by equal monthly installments of principal and interest until the maturity date. During the term of the loan and security agreement, the Company is required to maintain a minimum liquidity level based on the balance of the outstanding advances. In addition to maintaining other covenants within the agreement, the Company may not enter into certain transactions such as a merger, acquisition, additional indebtedness or dispose of certain assets of the business as defined in the agreement without written approval of the lenders. The Company has the right to prepay the principal of any advance, without penalty, in minimum incremental amounts of $1,000. Any repayment of principal by the Company is subject to a final payment equal to 2% of the principal amount being repaid. Amounts cannot by reborrowed by the Company once repaid.

As of December 31, 2006, the Company had borrowings of $20,000 under the loan and security agreement that bears interest at 7.59%. The carrying amount of the debt of $20,000 approximates its fair value based on prevailing interest rates as of the balance sheet date. Scheduled maturities, representing principal repayments, of the term loan facility are as follows:

Term-Loan Maturities
2007	$2,345
2008	4,969
2009	5,369
2010	5,797
2011	1,520

Total	$20,000

In addition to its long-term debt, in 2006 the Company entered into a short-term financing agreement for certain insurance premiums. The term of the agreement is 11 months ending in July 2007, and the obligation bears interest at 6.5%. The remaining amount of the obligation as of December 31, 2006 was $502 and is classified as short-term debt.

7. Stockholders’ Equity

Sales of Common Stock

On August 2, 2000, the Company’s Registration Statement on Form S-1, as amended, registering 6,325 shares of common stock, was declared effective by the Securities and Exchange Commission (“SEC”) and permitted the Company to sell shares of common stock in its Initial Public Offering (“IPO”). On August 8, 2000, the Company sold 5,500 shares of common stock at the IPO for $12.00 per share which resulted in proceeds to

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

the Company of $66,000. On September 5, 2000, the Company sold an additional 825 shares of common stock pursuant to the exercise by the underwriters of their over-allotment option with respect to such shares, generating additional gross proceeds of $9,900. Total stock issuance costs related to the IPO and exercise of the over-allotment option were $6,713.

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

8. Stock-Based Compensation

The Company has two stock-based compensation plans:

During 1995, the Company adopted the 1995 Stock Plan, which provided for the grant of up to 1,006 options to directors, officers, employees and consultants. In April 1999, the Plan was amended and restated, and is now the Amended and Restated 1995 Stock Plan, as amended (the “1995 Plan”). The option pool was increased to 5,229 shares on September 28, 2001, to 6,429 shares on December 14, 2001 and to 7,179 on June 10, 2004. As of December 31, 2006, non-qualified stock options and restricted stock may be granted under the 1995 Plan. The Board of Directors, or an appropriate committee of the Board of Directors, shall determine the terms, including exercise price and vesting schedule, of all options at grant date.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

In June 2005, the Company adopted the 2005 Equity Compensation Plan (the “2005 Plan”), which provided for the grant of up to 3,000 options to directors, officers, employees and consultants. Under the 2005 Plan, both incentive and non-qualified stock options, as well as stock appreciation rights and restricted stock, may be granted. The Board of Directors, or an appropriate committee of the Board of Directors, shall determine the terms, including exercise price and vesting schedule, of all grants at grant date, provided that for incentive stock options, such exercise price shall not be less than the fair market value of the Company’s stock on the date of grant.

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

Beginning in July 2006, the Compensation Committee of the Company’s Board of Directors authorized stock option grants with a three-year vesting period and a maximum term of five years for all future issuances to non-executive employees. Under these new terms, options granted to non-executive employees will vest 33% upon completion of one full year from date of grant and on a monthly basis over the following two years of their employment. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

Also in July 2006, the Compensation Committee authorized the issuance of restricted stock units to each of the Company’s executive officers, in the aggregate totaling 195 units. The restricted stock units vest annually over five years from the date of grant or earlier upon the event of change in control. Any restricted stock units that have not vested at the time of termination of service to the Company are forfeited. The restricted stock units do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding until conversion. The restricted stock units will convert into an equivalent number of shares of common stock upon termination of employment with the Company.

At December 31, 2006, there were 918 and 275 shares available for grant as options or other forms of share-based compensation under the 1995 Plan and 2005 Plan, respectively.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	4,213	$10.09
Granted	1,227	14.45
Exercised	(308)	(4.47)
Forfeited/cancelled/expired	(218)	(12.57)

Outstanding at December 31, 2004	4,914	$11.42
Granted	1,306	9.13
Exercised	(365)	(1.55)
Forfeited/cancelled/expired	(298)	(14.31)

Outstanding at December 31, 2005	5,557	$11.38	6.7	$2,628
Granted	1,481	5.05
Exercised	(28)	(2.69)
Forfeited/cancelled/expired	(404)	(12.95)

Outstanding at December 31, 2006	6,606	$9.90	5.7	$5,534

Vested and exercisable at December 31, 2006	5,109	$11.26	5.7	$3,745

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. These amounts change based on the fair market value of the Company’s stock. Total intrinsic value of stock options exercised for the year ended December 31, 2006 was $54. Cash received from stock option exercises for the year ended December 31, 2006 was $75. Due to the Company’s net loss position, no windfall tax benefit has been realized during the year ended December 31, 2006.

The following table summarizes information concerning options outstanding at December 31, 2006:

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable
Exercise Price range (per share):
$ 0.21 - $ 4.82	1,128	$2.73	4.8	931
$ 4.85 - $ 5.25	1,127	5.12	5.7	12
$ 5.27 - $ 9.42	1,486	8.66	5.6	1,301
$ 9.44 - $ 13.60	1,119	12.34	5.2	1,119
$ 13.65 - $ 18.28	1,112	15.75	6.8	1,112
$ 18.30 - $ 20.30	634	19.45	6.7	634

	6,606	$9.90	5.7	5,109

The weighted average fair value (per share) of options granted during 2006, 2005 and 2004 using the Black-Scholes option-pricing model was $3.17, $5.90 and $11.79, respectively.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Stock-Based Compensation

For the year ended December 31, 2006, the Company recognized total stock-based compensation expense of $1,547 related to stock option and other share-based awards made from its two equity compensation plans. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below the estimated fair value of the Company’s common stock.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payments granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs net of an expected forfeiture rate and recognizes the compensation costs on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally three to five years. The Company estimated the forfeiture rate for the year ended December 31, 2006 based on its historical experience.

As a result of adopting SFAS No. 123(R), the impact to the Company’s net loss for the year ended December 31, 2006, was $1,475 greater than if the Company had continued to account for its stock options under APB No. 25. Total stock-based compensation, including compensation expense associated with restricted stock units issued in July 2006, was allocated as follows:

Year Ended 2006
Research and development	$576
Selling and marketing	293
General and administrative	678

Total stock-based compensation expense	$1,547

Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The pro forma table below reflects net loss and basic and diluted net loss per share for the years ended December 31, 2005 and 2004, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

	Year Ended December 31,
	2005	2004
Net loss—as reported	$(31,847)	$(44,069)
Compensation expense included in reported net loss	—	—
Pro forma adjustment for compensation expense	(29,177)	(9,670)

Net loss—pro forma	$(61,024)	$(53,739)

Net loss per common share—as reported	$(0.76)	$(1.25)
Net loss per common share—pro forma	$(1.45)	$(1.52)

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

In December 2005, the Company’s Board of Directors approved the acceleration of vesting of unvested stock options held by directors and employees, including officers, which had an exercise price equal to or greater than $9.42. As a result of the accelerated vesting, options to purchase approximately 2,100 shares of common stock, including 687 shares held by executive officers, which otherwise would have vested on a monthly basis through 2009, became immediately exercisable. The weighted average exercise price of the options subject to the acceleration was $13.02. The decision to accelerate these options was made primarily to reduce compensation expense that would be expected to be recorded in future periods following the Company’s adoption of SFAS No. 123(R). In addition, the Board of Directors determined that because these options had exercise prices well in excess of the current market value, they were not fully achieving their original objectives of incentive compensation and employee retention. Reflected in the pro forma table above is approximately $20,000 of additional compensation expense in the year ended December 31, 2005 related to the options that were accelerated.

Basis for Fair Value Estimate of Share-Based Payments

Based on analysis of its historical volatility, the Company expects that the future volatility of its share price is likely to be lower than the historical volatility the Company experienced prior to the commercial activities initiated in the second half of 2003 and the subsequent commencement of co-promotion activities for Elestat and Restasis beginning in fiscal 2004, due to the diversification of operations as well as the additional and ongoing cash flow generated by these activities. The Company used a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during fiscal 2005 and 2006. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

In 2005, the Company adopted and began granting options under the 2005 Plan. Due to lack of historical data with regards to exercise activity under the 2005 Plan, the Company adopted a simplified method of calculating the expected life of options for grants made to its employees in accordance with the guidance set forth in SAB No. 107. For options issued to directors under the 2005 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 2005 Plan until such time that adequate historical data is available. For options issued under the 1995 Plan, the Company utilized the historical data available regarding employee and director exercise activity to calculate an expected life of the options. The table below presents the weighted average expected life in years of options granted under the two plans as described above. The risk-free rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds with the expected term of the option granted.

The fair value of share-based payments was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values for grants made during the periods indicated.

	Stock Options for Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.61%	4.02%	3.33%
Dividend yield	0%	0%	0%
Expected volatility	80%	79%	110%
Expected life of options (years)	4.4	4.8	5.2

Weighted average fair value of grants (per option)	$3.17	$5.90	$11.79

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

As of December 31, 2006, approximately $3,700 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.9 years.

As of December 31, 2006, the Company has 195 outstanding restricted stock units, none of which were vested. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the restricted stock units had a fair value of $811. As of December 31, 2006, there was $739 of unrecognized share-based compensation expense related to unvested restricted stock unit awards, which is expected to be recognized over the next 4.6 years.

9. Income Taxes

The Company had no federal, state or foreign income tax expense for the years ended December 31, 2006, 2005 and 2004.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2006	2005
Current deferred tax assets:
Compensation related items	$311	$267
Noncurrent deferred tax assets:
Accrued expenses	738	738
Domestic net operating loss carryforwards	79,888	70,150
Research and development credits	20,678	15,622
Property, equipment and intangible assets	5,713	1,802
Stock-based compensation	1,956	1,688
Contributions	307	289
Investments	417	275

Total deferred tax assets	110,008	90,831
Valuation allowance for deferred assets	(110,008)	(90,831)

Deferred tax assets	$—	$—

At December 31, 2006 and 2005, the Company has provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The valuation allowance has increased $19,177, $15,964 and $19,314 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in the valuation allowance of $19,177 during the year ended December 31, 2006 resulted primarily from the generation of additional net operating loss carryforwards and research and development credits.

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of $205,247 and $221,874, respectively. The net operating loss carryforwards expire in various amounts starting in 2008 and 2010 for federal and state tax purposes, respectively. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though its net operating loss carryforwards exceed its

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

taxable income. Additionally, as of December 31, 2006 and 2005, the Company has federal research and development and orphan drug credit carryforwards of $20,678 and $15,622, respectively. The credit carryforwards expire in varying amounts starting in 2010.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2006	2005	2004
U.S. Federal tax at statutory rate	$(14,319)	$(10,828)	$(14,984)
State taxes (net of Federal benefit)	(1,875)	(1,483)	(2,075)
Change in valuation reserve	19,177	15,964	19,314
Research and development credit	(5,056)	(4,918)	(2,184)
Nondeductible expenses due to credits	(13)	80	140
Other nondeductible expenses	2,086	1,185	(211)

Provision for income taxes	$—	$—	$—

10. Collaboration Agreements

Allergan, Inc.

In December 2003, the Company entered into an agreement with Allergan to co-promote Elestat in the United States. Under the agreement, Inspire has the responsibility for promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. In addition, Inspire has the right to conduct Phase 4 clinical trials and other studies in collaboration with Allergan relating to Elestat. Inspire receives co-promotion revenue from Allergan on its U.S. net sales of Elestat. Inspire works with Allergan collaboratively on overall product strategy and management in the United States. Allergan records sales of Elestat and is responsible for other product costs, as well as retaining responsibility for all international marketing and selling activities. Allergan also retains the licensing rights relating to promotion of Elestat to U.S. prescribers other than ophthalmologists, optometrists and allergists. However, Inspire has a right of first refusal to obtain such rights in the event Allergan decides to engage a third party to undertake such activities. Inspire has established a joint commercialization committee with Allergan to coordinate and oversee the broad strategies, promotion activities and manage the relationship. Allergan is responsible for supply chain management, managed healthcare, customer order processing and regulatory compliance. Under the terms of the agreement, Inspire paid Allergan an up-front payment and Allergan pays co-promotion revenue to Inspire on its U.S. net sales of Elestat. In the event that a third party is engaged by Allergan to promote Elestat to prescribers outside of Inspire’s field, the Company is entitled to be paid a proportionate share of U.S. net sales of Elestat based upon filled prescriptions written by ophthalmologists, optometrists and allergists. Under the terms of the agreement, Inspire is required to achieve certain performance minimums to receive some or all of co-promotion revenue contemplated.

The agreement will be in effect until the earlier of: (i) the approval and launch of the first generic epinastine product; or (ii) the approval and launch of the first over-the-counter epinastine product. The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire in October 2008, after which time Elestat could face generic competition if there is no other intellectual property protection covering Elestat. Either Allergan or Inspire may terminate the agreement in the event of a material breach of the agreement by the other or in the event of the other’s insolvency. Allergan can terminate the agreement if Inspire fails to meet a defined minimum of net sales in any given year, or upon a change of control where Inspire becomes an affiliate of a

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

direct competitor of Allergan’s as that term is defined in the agreement. Inspire can terminate the agreement in the event that Elestat is withdrawn from the market for more than ninety days.

In June 2001, the Company entered into a joint license, development and marketing agreement with Allergan to develop and commercialize our product candidate, ProlacriaTM. The agreement also provided the Company with a royalty on net sales of Allergan’s Restasis and granted the right to co-promote Restasis in the United States. This agreement was amended in December 2003, in connection with the execution of the co-promotion agreement for Elestat to reduce the co-promotion revenue rates due on net sales of Restasis. Under the terms of the amended agreement, Allergan obtained an exclusive license to develop and commercialize Prolacria worldwide, with the exception of Japan and nine other Asian countries covered by Inspire’s agreement with Santen Pharmaceutical Co., Ltd. (“Santen”). In return, Inspire received an up-front payment of $5,000 in 2001 on execution of the agreement and has received milestone payments of $3,000 in 2002 and $3,000 in 2003. Inspire is entitled to receive up to an additional $28,000 in milestone payments assuming the successful completion of all the remaining milestones. The Company is also entitled to receive co-promotion revenue from Allergan on sales of Prolacria, if any, and on worldwide sales of Allergan’s Restasis, excluding most larger Asian markets. The Company began receiving co-promotion revenue from net sales of Restasis in April 2004.

The Company is responsible for conducting, in collaboration with Allergan, the Phase 3 clinical trials for Prolacria for dry eye disease needed for potential approval and for filing the U.S. New Drug Application. Allergan is responsible for all other development activities under the agreement, including all development and regulatory activities needed for potential approval outside the United States and in its territories, and for ex-U.S. regulatory submissions, filings, and approvals relating to products. Allergan is responsible for all commercial costs except for the cost of Inspire’s sales force in the United States. Allergan is required to use commercially reasonable efforts to conduct these development activities, seek ex-U.S. regulatory approvals and market and sell Prolacria. Unless earlier terminated pursuant to other terms of the agreement, the agreement will expire as to each product (Restasis or Prolacria, as the case may be) in each applicable country on the later of (i) the 10th anniversary of the first commercial sale of such product in the applicable country, or (ii) the date on which the sale of such product ceases to be covered by any claim of any applicable Inspire or Allergan patent. The agreement will expire in its entirety upon the expiration of the agreement with respect to all products in all countries as described in the previous sentence.

Boehringer Ingelheim International GmbH

In February 2006, the Company entered into a development and license agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”). The agreement grants Inspire certain exclusive rights to develop and market an intranasal dosage form of epinastine, in the United States and Canada, for the treatment or prevention of rhinitis. Under the terms of the agreement, Inspire has full responsibility for the epinastine nasal spray development program and regulatory filings in the United States and Canada. Upon the receipt of appropriate regulatory approvals for an epinastine nasal spray product, Inspire is responsible for the commercialization of such product in the United States and Canada. Boehringer Ingelheim has retained the rights to develop and commercialize an epinastine nasal spray product outside the United States and Canada, based on any future results of Inspire’s epinastine nasal spray development program.

In addition to funding all development activities under the terms of the agreement, Inspire paid Boehringer Ingelheim an upfront license fee of $2,500. Additionally, Inspire will owe Boehringer Ingelheim a high single digit royalty on net sales of an epinastine nasal spray product in the United States and Canada. If Boehringer Ingelheim commercializes Inspire’s epinastine nasal spray product outside of the United States and Canada, it will be obligated to pay royalties to Inspire on net sales of the product.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

In general, the exclusive license granted to Inspire will expire and convert into a perpetual, fully paid-up, non-exclusive license on December 31, 2022. Certain other rights and royalty obligations will continue beyond such date. For a period of five years following December 31, 2022, Boehringer Ingelheim shall have the right, but not the obligation, to switch a product developed under the agreement from a prescription product to an over-the-counter (“OTC”) product. Following such a switch, Boehringer Ingelheim will have the right to commercialize such product in the United States and/or Canada. In connection with such a switch, Boehringer Ingelheim will be required to pay an OTC switch payment and ongoing royalties to the Company.

Cystic Fibrosis Foundation Therapeutics, Inc.

In October 2002, the Company entered into a study funding agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), whereby the majority of the expenses for one Phase 2 clinical trial for denufosol for the treatment of cystic fibrosis were funded by the CFFT, but the Company also recorded the corresponding expenses and liabilities as the CFFT incurred these costs. This clinical trial was completed in 2004. If the Company receives FDA approval for denufosol for the treatment of cystic fibrosis, the Company will be obligated to pay a development milestone, and possibly a sales milestone, to the CFFT. The aggregate potential milestones under this agreement are approximately $16,000. The Company has recorded $1,915 of contingent liabilities in “Other long-term liabilities” associated with this agreement as of December 31, 2006 and 2005. If it does not receive FDA approval, the Company will have no financial obligation to the CFFT, including the Phase 2 clinical trial costs the CFFT funded on the Company’s behalf.

FAES Farma, S.A.

In October 2006, the Company entered into a licensing agreement with FAES Farma, S.A (“FAES”) for the U.S. and Canadian development and commercialization of bilastine, a Phase 3 oral antihistamine compound for the treatment or prevention of allergic rhinitis. Under the terms of the agreement, Inspire has acquired exclusive rights to further develop and commercialize formulations of bilastine in the United States and Canada, as well as the exclusive right to develop and commercialize the ocular formulation worldwide, excluding Spain, Portugal, Guatemala, Belize, El Salvador, Honduras, Nicaragua, Costa Rica, Panama and the countries of South America. Under the terms of the agreement, Inspire paid an upfront license fee of $7,000 and will owe FAES up to an additional $82,000 of payments, contingent upon achievement of various development, regulatory and sales-based milestone events. Inspire will also pay a royalty of either 14% or 16% based on the amount of annual net sales of the oral formulations of bilastine in the United States and Canada and 10% on ocular formulations of bilastine in the ocular territory described above, if approved by regulatory authorities. Under the terms of the agreement, Inspire’s obligation to pay royalties to FAES is subject to annual minimum royalty payments which commence on the first quarter start date that is at least one year after receipt of regulatory approval of the oral tablet formulation of bilastine for the treatment and prevention of allergic rhinitis. Additionally, Inspire granted to FAES a right of first negotiation for commercialization in Spain and Portugal of Inspire’s cystic fibrosis development compound, denufosol tetrasodium, if Inspire chooses to out-license the cystic fibrosis product on a regional basis. Unless terminated earlier upon mutual written consent, voluntary termination or material breach, the term of the agreement will expire upon the later to occur of the expiration of Inspire’s or FAES’ obligation to make royalty payments under the agreement. Inspire retains the right to terminate the agreement on a partial, product-by-product basis or entirely on the earlier of May 31, 2007 or upon receipt of results of certain studies, with a complete termination requiring 90 or 180 day advance written notice to FAES (depending upon whether Inspire has begun commercial sales of bilastine-based products).

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Santen Pharmaceuticals Co, Ltd.

In December 1998, the Company entered into a development, license and supply agreement with Santen for the development of diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases. Under the agreement, the Company granted Santen an exclusive license to develop and market diquafosol tetrasodium for ocular surface diseases in Japan, China, South Korea, the Philippines, Thailand, Vietnam, Taiwan, Singapore, Malaysia and Indonesia in the field. The Company is obligated to supply Santen with its requirements of diquafosol tetrasodium in bulk drug substance form for all preclinical studies, clinical trials and commercial requirements at agreed-upon prices.

Under the terms of the agreement, Inspire has received a total of $1,500 in equity and $1,750 in non-refundable milestone payments, including a $1,250 milestone payment received in March 2006. Depending on whether all milestones under the agreement are achieved, the Company could receive additional milestone payments of up to $3,000. In addition, the Company is entitled to receive royalties on net sales of diquafosol tetrasodium by Santen, if any.

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

Wisconsin Alumni Research Foundation

In November 2004, the Company executed an exclusive license agreement with the Wisconsin Alumni Research Foundation (“WARF”) under which WARF granted the Company an exclusive license under several patents, including three U.S. patents, for use in developing and commercializing new treatments for glaucoma. Under the terms of the agreement, Inspire will design and fund all future research, development, testing, regulatory filings and potential marketing activities related to any product candidate under development or product developed from the license. Inspire paid WARF an upfront licensing payment of $150 in 2004 on execution of the agreement, paid milestone payments of $50 in 2006, and will pay additional contingent payments of up to an aggregate of $1,750 upon the achievement of development milestones, and royalties on sales of any regulatory approved product utilizing the licensed patents. Unless terminated earlier, the agreement will expire on a country-by-country basis upon the expiration of the patents in such country. If the Company fails to pay the minimum annual payments under its license or commits any material breach of any other material covenant, as defined in the agreement, and fails to remedy such breach within 90 days of written notice, WARF may terminate the applicable license.

11. Commitments and Contingencies

Capital Leases

The Company is obligated under master capital lease agreements for furniture, equipment, and computers, for which the underlying furniture, equipment and computers serve as collateral. The lease terms under these master lease agreements expire 48 months from the date of inception and have interest rates ranging from 8.2% to 9.6%. The carrying value of the Company’s capital lease obligations at December 31, 2006 and 2005

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

approximate their fair value as the interest rates on these obligations approximate rates available in the financial market at such dates. The Company did not enter into any new capital leases during the years ended December 31, 2006 and 2005.

Operating Leases

The Company has entered into non-cancelable operating leases for its fleet of vehicles, facilities and office equipment that extend through 2008 and are subject to voluntary renewal options. In November 2006, the Company renewed the lease for its primary facilities located in Durham, North Carolina until January 2011. The Company leases vehicles for its commercial organization under a Master Lease Agreement that allows for individual vehicle leases to be cancelable after one year. The Master Lease Agreement requires the Company to maintain a Standby Letter of Credit in the amount of $515 during the term of the lease. The vehicle Master Lease Agreement also requires that the vehicles under lease serve as collateral for the obligation.

Total rent expense for operating leases during 2006, 2005 and 2004 was $1,428, $1,257 and $1,081, respectively. Future minimum lease payments under capital and non-cancelable operating leases with remaining lease payments as of December 31, 2006 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2007	$641	$746
2008	272	616
2009	4	612
2010	—	631
2011	—	54

Total minimum lease payments	917	$2,659

Less amount representing interest	62

Present value of net minimum capital lease payments	855
Less current portion of capital lease obligations	588

Capital lease obligations, excluding current portion	$267

Other Commitments

The Company enters into contractual commitments or purchase arrangements with various clinical research organizations, manufacturers of active pharmaceutical ingredients and/or drug product as well as with others. The amount of these financial commitments which includes both cancelable and non-cancelable arrangements totaled approximately $14,307 at December 31, 2006. In addition, the Company has other contractual commitments outside of drug development under cancelable and non-cancelable arrangements which totaled approximately $3,065 at December 31, 2006. Many of these commitment amounts are dependent upon the results of underlying studies, the completion of studies and/or projects and certain other variable components of the agreements that may result in actual payments and the timing of those payments that differ from management’s estimate.

Contingencies

As of December 31, 2006, the Company’s existing license, collaboration and sponsored research agreements may require future cash payments upon the achievement of future milestones. In the aggregate, these agreements may require payments of up to $85,750 assuming the achievement of all development milestones and up to an

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

additional $14,000 assuming the achievement of all sales milestones. Amounts payable by the Company under these agreements are uncertain and are contingent on a number of factors, including the progress of its research, preclinical and development programs, its ability to obtain regulatory approvals, and the commercial success of its approved products. In addition, there is approximately $650 of development milestones under existing license agreements related to currently inactive development programs and management believes it is unlikely the milestones will be achieved and payments made. The Company is also obligated to pay royalties on net sales, if any, of certain product candidates currently in its portfolio. Some of the Company’s license agreements require minimum annual license preservation fees.

Litigation

On February 15, 2005, the first of five identical purported shareholder class action complaints was filed in the United States District Court for the Middle District of North Carolina against the Company and certain of its senior officers. Each complaint alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focused on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of the Company’s dry eye product candidate, Prolacria. Each complaint sought unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from June 2, 2004 through February 8, 2005.

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint ( the “CAC”). The CAC asserts claims against the Company and certain of its present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in the Company’s securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, the Company and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. Briefing on that motion is now complete and it is currently pending before the court.

The Company intends to defend the litigation vigorously. As with any legal proceeding, the Company cannot predict with certainty the eventual outcome of these pending lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

SEC Investigation

On August 30, 2005, the SEC notified the Company that it is conducting a formal, nonpublic investigation which the Company believes relates to its Phase 3 clinical trial of the Company’s dry eye product candidate, Prolacria. On October 19, 2006, the Company received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. The Company’s Chief Executive Officer and its Executive Vice President, Operations and Communications, also received Wells Notices.

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against the Company and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, the Company and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. The Company and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and may seek a further meeting with the SEC staff.

The Company cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made.

12. Employee Benefit Plan

The Company adopted a 401(k) Profit Sharing Plan (“the 401(k) Plan”) covering all qualified employees on August 1, 1995. Participants may elect a salary reduction of 1% or more up to the IRS allowed maximum as a tax-deferred contribution to the 401(k) Plan. The 401(k) Plan permits discretionary employer contributions. If employer discretionary contributions are implemented, participants will begin vesting 100% immediately in such contributions. In 2006, 2005 and 2004, the Company elected a safe harbor contribution at 3.0% of annual compensation. These safe harbor contributions total $601, $578 and $455 for the years ended December 31, 2006, 2005 and 2004, respectively.

13. Co-promotion Revenue by Product Line

The Company operates its business as one business segment. The Company derives all of its co-promotion revenue for Elestat from product sales in the United States. Approximately 98% of co-promotion revenue for Restasis came from product sales in the United States in both 2006 and 2005.

	Year ended December 31,
	2006	2005	2004
Elestat	$20,284	$16,790	$9,586
Restasis	15,525	6,476	1,482

	$35,809	$23,266	$11,068

14. Quarterly Financial Data (unaudited)

2006	First	Second	Third	Fourth	Total
Revenue	$5,468	$13,437	$9,702	$8,452	$37,059
Net loss available to common stockholders	(14,027)	(5,377)	(7,175)	(15,536)	(42,115)
Net loss per common share—basic and diluted	$(0.33)	$(0.13)	$(0.17)	$(0.37)	$(1.00)

2005	First	Second	Third	Fourth	Total
Revenue	$1,851	$9,607	$6,562	$5,246	$23,266
Net loss available to common stockholders	(13,342)	(4,656)	(6,752)	(7,097)	(31,847)
Net loss per common share—basic and diluted	$(0.32)	$(0.11)	$(0.16)	$(0.17)	$(0.76)

15. Subsequent Events

On February 15, 2007, the Company signed an exclusive licensing agreement with InSite Vision Incorporated (“InSite Vision”) for the U.S. and Canadian commercialization of AzaSiteTM, a topical anti-infective

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

product candidate currently under review by the FDA for the treatment of bacterial conjunctivitis. The FDA’s review of the New Drug Application for AzaSite is expected to be completed the end of April 2007. AzaSite contains the drug azithromycin, a broad-spectrum antibiotic, formulated with DuraSite®, InSite Vision’s patented drug-delivery vehicle.

Under the terms of the agreement, the Company has acquired from InSite Vision exclusive rights to commercialize AzaSite for ocular infections in the United States and Canada. Upon executing the agreement with InSite Vision, the Company paid InSite Vision an upfront licensing fee of $13,000. The Company will owe an additional $19,000 milestone payment, contingent upon regulatory approval of AzaSite by the FDA. Additionally, if approved by regulatory authorities, the Company will pay a royalty on net sales of AzaSite for ocular infections in the United States and Canada. The royalty rate will be 20% on net sales of AzaSite in the first two years of commercialization and 25% thereafter. The Company is obligated to pay royalties under the agreement for the longer of (i) eleven years from the launch of the subject product and (ii) the period during which a valid claim under a patent licensed from InSite Vision covers a subject product. Under the terms of the agreement, the Company’s obligation to pay royalties to InSite Vision is subject to annual minimum royalty payments which commence on the first quarter start date that is at least one year after the first commercial sale of any subject product, and may continue for a period of up to five years.

Under the terms of the agreement, InSite Vision is responsible for obtaining regulatory approval of AzaSite in the United States and Canada. The Company will be responsible for all the regulatory obligations and strategies relating to the further development and commercialization of products in the United States and Canada. The Company will also be responsible for all commercialization in the United States and Canada.

The license agreement can be terminated by the Company for convenience after the earlier of (i) the regulatory approval of the AzaSite product in the United States or (ii) April 27, 2008. The Company may also terminate the license agreement prior to the first commercial sale of a subject product upon 90 days notice to InSite Vision and after the first commercial sale of a subject product upon 180 days notice to InSite Vision.

The Company and InSite Vision have also entered into a supply agreement for the active pharmaceutical ingredient azithromycin. Previously, InSite Vision has entered into a third party supply agreement for the production of such active ingredient. Under the supply agreement, InSite Vision has agreed to supply Inspire’s requirements of active ingredient, pursuant to certain forecasting and ordering procedures. The initial term of the supply agreement is until 2012, subject to certain customary termination provisions, such as termination for material breach of the agreement. Either the Company or InSite Vision may terminate the supply agreement upon 180 days notice to the other party. After 2012, the supply agreement automatically renews for successive three-year periods unless terminated pursuant to such termination provisions. The supply agreement requires that InSite Vision produce for the Company a specified stockpile of active ingredient. The supply agreement also contains certain provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, delivery arrangements, quality assurance, and regulatory compliance, as well as certain other customary matters.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

4.2	Rights Agreement, dated as of October 21, 2002, between the Company and Computershare Trust Company, which includes the form of Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. as Exhibit “A”, the form of Rights Certificate as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock as Exhibit “C” (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2002).

10.1†	Inspire Pharmaceuticals, Inc. Amended and Restated 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.2†	Form of Incentive Stock Option. (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.3†	Form of Non-statutory Stock Option. (Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.4*	Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998. (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.5†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000. (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.6†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000. (Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.7†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000. (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.8†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Bennett dated February 27, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001).

10.9†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001).

Exhibit Number	Description
10.10*	License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2001).

10.11*	Study Funding Agreement, dated as of October 3, 2002, between Inspire Pharmaceuticals, Inc. and The Cystic Fibrosis Foundation Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2002).

10.12†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.13†	Form of Inspire Pharmaceuticals, Inc. Director Non-Statutory Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.14*	First Amendment to License, Development and Marketing Agreement, dated December 8, 2003, between Inspire Pharmaceuticals, Inc. and Allergan, Inc. and Allergan Sales, LLC and Allergan Pharmaceuticals Holdings (Ireland) Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

10.15*	Elestat (Epinastine) Co-Promotion Agreement, entered into as of December 8, 2003, by and between Allergan Sales, LLC and Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2004).

10.16†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II, dated May 16, 2003. (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.17	Master Lease Agreement between GE Capital Fleet Services and Inspire Pharmaceuticals, Inc., dated as of November 18, 2003, and related documentation (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.18	Master Security Agreement between General Electric Capital Corporation and Inspire Pharmaceuticals, Inc., dated as of November 12, 2003, and related documentation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.19†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between the Company and R. Kim Brazzell, dated August 5, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.20†	Amended and Restated Director Compensation Policy (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.21*	Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and the Wisconsin Alumni Research Foundation, effective November 2, 2004. (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.22†	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.23†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.24†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Mary B. Bennett (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 31, 2005).

Exhibit Number	Description
10.25†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Donald J. Kellerman (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.26†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Joseph K. Schachle (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.27†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.28†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.29†	Agreement regarding change in control, dated as of August 2, 2004, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.30†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.31†	Inspire Pharmaceuticals, Inc. 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.32†	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.33†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.34†	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.35†	Form of Stock Appreciation Right Grant Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.36†	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.37†	Agreement regarding change in control, dated as of March 2, 2006, by and between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006).

10.38†	Consulting Agreement dated as of March 7, 2006, by and between Inspire Pharmaceuticals, Inc. and Barry G. Pea (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 10, 2006).

10.39**	Development and License Agreement between Inspire Pharmaceuticals, Inc. and Boehringer Ingelheim International GmbH, effective February 17, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006)

10.40†	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.41	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center I building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

Exhibit Number	Description
10.42	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center II building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

10.43†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi, dated May 10, 2005.

10.44**	License Agreement by and between Inspire Pharmaceuticals, Inc. and FAES Farma, S.A, dated as of October 31, 2006.

10.45	Loan and Security Agreement, dated as of December 22, 2006, among Inspire Pharmaceuticals, Inc., Merrill Lynch Capital and Silicon Valley Bank.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.
**	Confidential treatment has been requested with respect to a portion of this Exhibit.
†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.