Form 10-Q
period 2007-03-31
INSPIRE PHARMACEUTICALS INC
filed 2007-05-10
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of March 31, 2007, there were 42,399,345 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$33,695	$50,190
Investments	27,103	45,377
Receivables from Allergan	9,623	8,245
Prepaid expenses and other receivables	2,551	3,530
Other assets	397	404

Total current assets	73,369	107,746

Property and equipment, net	1,950	1,754
Investments	14,981	6,714
Other assets	391	485

Total assets	$90,691	$116,699

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,277	$6,297
Accrued expenses	7,749	8,359
Deferred revenue	2,430	—
Short-term debt and capital leases	4,413	3,435

Total current liabilities	18,869	18,091

Capital leases – noncurrent	142	267
Long-term debt	16,447	17,655
Other long-term liabilities	2,315	2,315

Total liabilities	37,773	38,328

Commitments and contingencies (See Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 42,399 and 42,238 shares issued and outstanding, respectively	42	42
Additional paid-in capital	324,208	323,606
Accumulated other comprehensive loss	(92)	(152)
Accumulated deficit	(271,240)	(245,125)

Total stockholders’ equity	52,918	78,371

Total liabilities and stockholders’ equity	$90,691	$116,699

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006

Revenues:
Product co-promotion	$7,204	$4,218
Collaborative research agreements	—	1,250

Total revenue	7,204	5,468

Operating expenses:
Research and development	22,765	9,109
Selling and marketing	7,521	7,096
General and administrative	3,639	4,446

Total operating expenses	33,925	20,651

Loss from operations	(26,721)	(15,183)

Other income (expense):
Interest income	1,061	1,208
Interest expense	(455)	(30)
Loss on investments	—	(22)

Other income, net	606	1,156

Net loss	$(26,115)	$(14,027)

Basic and diluted net loss per common share	$(0.62)	$(0.33)

Weighted average common shares used in computing basic and diluted net loss per common share	42,273	42,212

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(26,115)	$(14,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	101	51
Depreciation of property and equipment	209	296
Loss on disposal of property and equipment	—	2
Loss on investments	—	22
Stock-based compensation expense	446	360
Changes in operating assets and liabilities:
Receivables from Allergan	(1,378)	(1,059)
Prepaid expenses and other receivables	979	(956)
Accounts payable	(2,020)	(52)
Accrued expenses	(610)	(664)
Deferred revenue	2,430	1,829

Net cash used in operating activities	(25,958)	(14,198)

Cash flows from investing activities:
Purchase of investments	(13,273)	(28,238)
Proceeds from sale of investments	23,340	16,215
Purchase of property and equipment	(405)	(352)

Net cash provided by (used in) investing activities	9,662	(12,375)

Cash flows from financing activities:
Issuance of common stock, net	156	1
Payments on notes payable and capital lease obligations	(355)	(130)

Net cash used in financing activities	(199)	(129)

Decrease in cash and cash equivalents	(16,495)	(26,702)
Cash and cash equivalents, beginning of period	50,190	65,018

Cash and cash equivalents, end of period	$33,695	$38,316

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

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through 2007. The Company’s liquidity needs will largely be determined by key development and regulatory events. In order to continue its operations beyond 2007 it will need to: (1) obtain product candidate approvals, which would trigger milestone payments to the Company, (2) out-license rights to certain of its product candidates, pursuant to which the Company would receive income, (3) raise additional capital through equity or debt financings or from other sources, and/or (4) reduce expenditures and spending on one or more research and development programs. The Company receives revenue from its co-promotion of Elestat® (epinastine HCl ophthalmic solution) 0.05% and Restasis® (cyclosporine ophthalmic emulsion) 0.05%, but will continue to incur operating losses until co-promotion and product revenues reach a level sufficient to support ongoing operations. Elestat and Restasis are trademarks owned by Allergan, Inc. (“Allergan”).

2.	Basis of Presentation

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position and operations for the interim periods presented have been made. Operating results for the interim periods presented are not indicative of the results that may be expected for the full year.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006 does not include 557 and 465, respectively, of potential common shares, as their impact would be antidilutive.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for all periods presented includes (i) expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”); and (ii) expense for all share-based payments granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs net of an expected forfeiture rate and recognizes the compensation costs on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally three to five years. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 4 to the accompanying Condensed Financial Statements for a further discussion on stock-based compensation.

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

Significant Customers and Risk

All co-promotion revenues recognized and recorded for each of the three months ended March 31, 2007 and 2006, were from one collaborative partner. The Company is entitled to receive co-promotion revenue from net sales of Elestat and Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products.

Revenue Recognition

The Company records all its revenue from product co-promotion activities and collaborative research agreements in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

The Company recognizes co-promotion revenue based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. The Company actively promotes both Elestat and Restasis through its commercial organization and shares in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, the Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which it has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s net sales for both Elestat and Restasis, reported to Inspire by Allergan, as co-promotion revenue. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health, an independent

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

provider of pharmaceutical data. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Elestat and Restasis. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. For fiscal years 2006, 2005 and 2004, the amount of rebates associated with the Company’s incentive programs in each year was less than one-half of one percent of co-promotion revenues. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $92 and $152 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at March 31, 2007 and December 31, 2006, respectively. Comprehensive loss consists of the following components:

	Three Months Ended March 31,
	2007	2006
Net loss	$(26,115)	$(14,027)
Adjustment for realized losses in net loss	—	22
Change in unrealized gain/(losses) on investments	60	(63)

Total comprehensive loss	$(26,055)	$(14,068)

3.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its financial statements. If elected, SFAS No. 159 would be effective as of January 1, 2008.

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

4.	Stock-Based Compensation

For the three months ended March 31, 2007 and 2006, the Company recognized total compensation expense of $446 and $360, respectively, related to its two equity compensation plans.

Total stock-based compensation was allocated as follows:

	Three Months Ended March 31,
	2007	2006
Research and development	$126	$154
Selling and marketing	115	51
General and administrative	205	155

Total stock-based compensation expense	$446	$360

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, employees and consultants. Non-qualified stock options and restricted stock may be granted under the 1995 Plan. For the 2005 Plan, both incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and restricted stock units, may be granted. The Board of Directors, or an appropriate committee of the Board of Directors, shall determine the terms, including the vesting schedule, of all options and other equity arrangements under both plans. The maximum term for any option grant under the 1995 Plan and the 2005 Plan are ten and seven years, respectively, from the date of the grant. Prior to July 2006, options granted to employees under both plans generally vested 25% upon completion of one full year of employment from date of grant and on a monthly basis over the following three years of their employment and the term of the options was the maximum permitted under the applicable plan. Beginning in July 2006, the Compensation Committee of the Company’s Board of Directors authorized stock option grants with a three-year vesting period and a maximum term of five years for all future issuances to non-executive employees. Under these new terms, options granted to non-executive employees will vest 33% upon completion of one full year of employment from date of grant and on a monthly basis over the following two years of their employment. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

Also in July 2006, the Compensation Committee authorized the issuance of restricted stock units to each of the Company’s executive officers. The restricted stock units vest annually over five years from the date of grant or earlier upon the event of a change in control. Any restricted stock units that have not vested at the time of termination of service to the Company are forfeited. The restricted stock units do not have voting rights and the shares underlying the restricted stock units are not considered issued and outstanding until conversion. The total number of restricted stock units granted was 195 and will convert into an equivalent number of shares of common stock upon vesting.

At March 31, 2007, there were 727 and 316 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

Basis for Fair Value Estimate of Share-Based Payments

Prior to fiscal 2007, the Company used a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during the twelve months ended December 31, 2006. In fiscal 2007, the Company began using only its own historical volatility to estimate its future volatility due to the lower expected life associated with the stock option grants with five-year terms that the Company began issuing in the second half of 2006 and the insignificant difference between its own historical volatility and the volatility of the peer group based on the new expected life period. However, actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

In 2005, the Company adopted and began granting options under the 2005 Plan. Due to the lack of historical data with regard to exercise activity under the 2005 Plan, the Company adopted a simplified method of calculating the expected life of options for grants made to its employees in accordance with the guidance set forth in SAB No. 107. Prior to fiscal 2007, for options issued under the 1995 Plan, the Company utilized the historical data available regarding employee and director exercise activity to calculate an expected life of the options. Beginning in fiscal 2007, the Company began granting non-qualified stock options under the 1995 Plan with option terms similar to those granted under the 2005 Plan of five and seven years. Due to the lack of historical data with regard to these shorter option terms, the Company has used the guidance set forth in SAB No. 107 when calculating the expected life for new options granted to its employees under the 1995 Plan. For options granted to directors under the 2005 Plan or 1995

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 1995 Plan and the 2005 Plan until such time that adequate historical data is available.

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

	Stock Options for Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.46%	4.34%
Dividend yield	0%	0%
Expected volatility	70%	79%
Expected life of options (years)	3.7	4.6

Weighted average fair value of grants	$3.49	$3.37

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	6,606	$9.90	5.7	$5,534
Granted	374	6.51
Exercised	(161)	1.47
Forfeited/cancelled/expired	(225)	12.24

Outstanding at March 31, 2007	6,594	$9.83	5.4	$3,314

Vested and exercisable at March 31, 2007	4,956	$11.25	5.4	$2,547

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. These amounts change based on the fair market value of the Company’s stock. Total intrinsic value of stock options exercised for the three months ended March 31, 2007 was $791. Cash received from stock option exercises for the three months ended March 31, 2007 was $236. Due to the Company’s net loss position, no windfall tax benefits have been realized during the three months ended March 31, 2007.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

As of March 31, 2007, approximately $4,823 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.8 years.

The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the restricted stock units had a total fair value of $811. As of March 31, 2007, there was approximately $611 of unrecognized share-based compensation expense related to unvested restricted stock units, which is expected to be recognized over the next 4.3 years.

5.	Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”). On January 1, 2007, the Company adopted the provisions of FIN No. 48. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. At the adoption date of January 1, 2007, the Company had $110,008 of unrecognized deferred tax benefits, all of which was subject to a full valuation allowance, effectively reducing the deferred tax benefits to $0, since realization of these benefits could not be reasonably assured. As a result of implementing FIN No. 48, the Company has reduced its unrecognized deferred tax benefits by approximately $4,000. Consequently, the Company also reduced its full valuation allowance against the adjusted deferred tax benefits by the same amount. The Company expects that any future changes in the unrecognized tax benefit will have no impact on its financial statements due to the existence of the valuation allowance.

6.	Contingencies

Litigation

On February 15, 2005, the first of five identical purported shareholder class action complaints was filed in the United States District Court for the Middle District of North Carolina against the Company and certain of its senior officers. Each complaint alleged violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Securities and Exchange Commission Rule 10b-5, and focused on statements that are claimed to be false and misleading regarding a Phase 3 clinical trial of the Company’s dry eye product candidate, ProlacriaTM. Each complaint sought unspecified damages on behalf of a purported class of purchasers of the Company’s securities during the period from June 2, 2004 through February 8, 2005.

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

7.	Subsequent Events

On April 27, 2007, the U.S. Food and Drug Administration approved AzaSite™ (azithromycin ophthalmic solution) 1% for the treatment of bacterial conjunctivitis. Based on current manufacturing and commercialization plans, the Company intends to launch AzaSite in the latter part of the third quarter of 2007.

In April 2007, the Company’s Board of Directors approved an Amended and Restated 2005 Equity Compensation Plan, subject to the approval of its stockholders. If approved by the Company’s stockholders at the 2007 Annual Meeting on June 8, 2007, the number of shares of the Company’s common stock reserved for issuance under any form of stock award under the amended plan will be increased from 3,000,000 shares to 8,000,000 shares.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our product candidates and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Conditions and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2006. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our revenues are difficult to predict and depend on several factors. Our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our co-promotion agreements. Our co-promotion revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion revenues are the extent and effectiveness of Allergan’s sales and marketing efforts as well as our own sales and marketing efforts, coverage and reimbursement under Medicare Part D and the marketing and sales activities of competitors, among others. Based on current manufacturing and commercialization plans, we intend to launch AzaSite in the latter part of the third quarter of 2007. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite, physician and patient acceptance of AzaSite, as well as competitor response to the launch of AzaSite are all factors, among others, that will impact the level of revenue recorded for AzaSite in 2007 and subsequent future periods. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors. Research and development expenses, including expenses for development milestones, drug synthesis and manufacturing, preclinical testing and clinical research activities, depend on the ongoing requirements of our development programs, completion of business development transactions, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses, in part by accelerating or decelerating preclinical testing, basic research activities, and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Once again, management may in some cases be able to control the timing and magnitude of these expenses. We have incurred and expect to incur significant costs related to the anticipated commercial launch of AzaSite. In addition, we have incurred and expect to incur significant general and administrative expenses as we work to resolve our current stockholder litigation and Securities and Exchange Commission, or SEC, investigation.

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

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS IN THE UNITED STATES
Products
Elestat®	Allergic conjunctivitis	Allergan	Co-promoting

Restasis®	Dry eye disease	Allergan	Co-promoting

AzaSite™	Bacterial conjunctivitis	InSite Vision	FDA Approved (2)

Product Candidates in Clinical Development
ProlacriaTM (diquafosol tetrasodium)	Dry eye disease	Allergan and Santen Pharmaceutical	Phase 3; Second FDA approvable letter received December 2005

Bilastine	Seasonal allergic rhinitis	FAES Farma	Phase 3

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

Epinastine nasal spray	Seasonal allergic rhinitis	Boehringer Ingelheim	Phase 2

INS115644	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed description of our collaborative agreements with these collaborative partners.
(2)	On February 15, 2007, we entered into a license agreement with InSite Vision Incorporated, or InSite Vision, pursuant to which we licensed exclusive rights to commercialize AzaSite, a topical anti-infective product candidate for the treatment of bacterial conjunctivitis, as well as other potential topical anti-infective products containing azithromycin for use in the treatment of human ocular or ophthalmic indications. On April 27, 2007, AzaSite was approved by the FDA for the treatment of bacterial conjunctivitis. Based on current manufacturing and commercialization plans, we intend to launch AzaSite in the latter part of the third quarter of 2007. AzaSite is a trademark owned by InSite Vision.

Inspire employs a U.S. sales force for the promotion of AzaSite for bacterial conjunctivitis, Elestat for allergic conjunctivitis and Restasis for dry eye disease. We co-promote Elestat and Restasis in the United States under agreements with Allergan, Inc., or Allergan, and we receive co-promotion revenue based upon Allergan’s net sales of these products. Elestat and Restasis are trademarks owned by Allergan.

Our ophthalmic products and product candidates are currently concentrated in the allergic conjunctivitis, bacterial conjunctivitis, dry eye disease, and glaucoma indications. Our respiratory/allergy product candidates are currently concentrated in the treatment of respiratory complications of cystic fibrosis and seasonal allergic rhinitis indications.

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

In December 2003, we entered into an agreement with Allergan to co-promote Elestat in the United States. Under the agreement, we have the responsibility for promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. In addition, we have the right to conduct, and from time-to-time do conduct, Phase 4 clinical trials and other studies in collaboration with Allergan relating to Elestat. We receive co-promotion revenue from Allergan on its U.S. net sales of Elestat. Allergan records sales of Elestat and is responsible for other product costs.

In February 2004, we launched Elestat in the United States and are promoting it to ophthalmologists, optometrists and allergists. We work with Allergan collaboratively on overall product strategy and management in the United States. The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire in October 2008 at which time competitors will be able to submit to the FDA an abbreviated New Drug Application or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict the time frame for FDA review of such applications, if any. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires.

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

For the three months ended March 31, 2007, Allergan recognized approximately $78 million of revenue from net sales of Restasis. In March 2007, Allergan provided initial guidance for 2007 net sales of Restasis to be in the range of $320-$340 million.

AzaSite

Overview. AzaSite (azithromycin ophthalmic solution) 1% is a topical anti-infective, in which azithromycin is formulated into an ophthalmic solution utilizing DuraSite®, a novel ocular drug delivery system. Azithromycin is a semi-synthetic antibiotic that is derived from erythromycin and has been available under the trade name Zithromax® by Pfizer Inc. since 1992. On April 27, 2007, AzaSite was approved by the FDA for the treatment of bacterial conjunctivitis. Based on current manufacturing and commercialization plans, we intend to launch AzaSite in the latter part of the third quarter of 2007. We plan to expand our existing sales force to a total of 98 representatives who will call on targeted specialists and select pediatricians and primary care providers.

Market Opportunity. The current ocular antibiotic market is approximately $600 million in annual sales in the United States based on data compiled by IMS Health as of December 31, 2006. This includes approximately $360 million for the single-entity product market and approximately $245 million in the combination products market. Total prescriptions in the ocular antibiotic market were approximately 15 million for the twelve months ended December 31, 2006, up 7% from the prior year according to data compiled from IMS Health.

Collaborative Agreement. On February 15, 2007, we entered into a license agreement with InSite Vision pursuant to which we licensed exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin for use in the treatment of human ocular or ophthalmic indications. AzaSite is azithromycin formulated with DuraSite, InSite Vision’s patented drug-delivery vehicle. The license agreement also grants us exclusive rights to develop, make, use, market, commercialize and sell the product in the United States and Canada and their respective territories.

Pursuant to the license agreement, we paid InSite Vision an upfront license fee of $13.0 million. We will pay InSite Vision an additional $19.0 million milestone related to the FDA approval of AzaSite. In addition, we are also obligated to pay a 20% royalty for the first two years of commercialization and a 25% royalty thereafter on net sales of AzaSite in the United States and Canada. We are obligated to pay royalties under the agreement for the longer of (i) eleven years from the launch of the subject product and (ii) the period during which a valid claim under a patent licensed from InSite Vision covers a subject product. Under the terms of the agreement, our obligation to pay royalties to InSite Vision is subject to annual minimum royalty payments which commence on the first quarter start date that is at least one year after the first commercial sale of any subject product, and may continue for a period of up to five years.

Under the terms of the agreement, InSite Vision is responsible for obtaining regulatory approval of AzaSite in the United States and Canada. No more than twenty-five days after obtaining regulatory approval for a country, InSite Vision will be responsible for transferring the applicable regulatory documentation to us regarding AzaSite, including the New Drug Application, or NDA, and Canadian equivalent. Thereafter, we will be responsible for all regulatory obligations and strategies relating to the further development and commercialization of products in the United States and Canada. The license agreement can be terminated by us for convenience after the earlier of (i) the regulatory approval of the AzaSite product in the United States or (ii) April 27, 2008. We may also terminate the license agreement prior to the first commercial sale of a subject product upon 90 days notice to InSite Vision and after the first commercial sale of a subject product upon 180 days notice to InSite Vision.

We have exercised our option to negotiate a license from InSite Vision for AzaSite PlusTM, a combination antibiotic/corticosteroid product formulated with DuraSite technology.

Contemporaneously with our license agreement, InSite Vision entered into an exclusive license agreement with Pfizer for certain Pfizer patent rights relating to the treatment of ocular infection with azithromycin for certain products. Under the terms of our license agreement with InSite Vision, we obtained from InSite Vision an exclusive sublicense to such Pfizer patent rights, in addition to the license to the InSite Vision patent rights, subject to certain limitations.

Also, Inspire and Pfizer have entered into a related agreement that provides for the continuation of our sublicense rights under the Pfizer patent rights upon a termination of the license agreement between InSite Vision and Pfizer. The agreement between us and Pfizer also provides an opportunity to cure any breaches by InSite Vision of the license agreement between InSite Vision and Pfizer and the opportunity to maintain and enforce such Pfizer patent rights under certain circumstances. In combination with the DuraSite patents held by InSite Vision, AzaSite is expected to have patent protection until 2019.

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

Prolacria (diquafosol tetrasodium) for the treatment of dry eye disease

Overview. Diquafosol tetrasodium is a dinucleotide that we discovered, which functions as an agonist at the P2Y2 receptor and is being developed for the treatment of dry eye disease. Prolacria, the proposed U.S. tradename for diquafosol tetrasodium ophthalmic solution 2%, is designed to stimulate the release of three components of natural tears – mucin, lipids and fluid.

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

Under our agreement with Allergan, we are responsible for the development of Prolacria. In 2003, we exercised our right to co-promote Prolacria with Allergan in the United States. If and when we receive FDA approval and Prolacria is launched, we expect to begin promoting this product. Pursuant to this agreement, Allergan is responsible for obtaining regulatory approval of diquafosol tetrasodium in Europe. In the United States, Prolacria is expected to have patent protection until 2017.

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

Based on our most recent meeting with the FDA, we are focusing our attention on staining scores in the central region of the cornea. In addition to the data we have already submitted to the FDA to support the importance of the central cornea, we are continuing to work to validate a clinically relevant endpoint based on staining scores in the central region of the cornea. The FDA has agreed to work with us on this pathway provided we can appropriately validate the endpoint. If we are able to validate this endpoint and come to agreement with the FDA, we expect to request a Special Protocol Assessment prior to conducting an additional clinical trial.

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

Depending on the outcome of our validation exercise and subsequent discussions with the FDA, estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $4 million to $10 million, depending on our approach to achieving NDA approval of the product. This range includes costs for regulatory and consulting activities, conducting a validation exercise and related studies, completing one additional Phase 3 clinical trial, salaries for development personnel, and other unallocated development costs, but excludes the cost of pre-launch inventory which is Allergan’s responsibility. Currently, we have not initiated an additional Phase 3 clinical trial for Prolacria and we do not anticipate initiating an additional Phase 3 clinical trial until the validation exercise and subsequent discussions with the FDA are complete. If we are required to do more than one additional Phase 3 clinical trial, our costs will likely be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the ongoing interaction with the FDA and the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with the development of Prolacria and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

Bilastine for seasonal allergic rhinitis

Overview. Bilastine is a non-sedating oral H1-antihistamine compound being developed for the treatment or prevention of allergic rhinitis. Rhinitis is a condition that primarily results from exposure to allergens, either at specific times of the year (seasonal allergic rhinitis) or year-round (perennial allergic rhinitis), or from exposure to irritants, such as cigarette smoke or perfume. Symptoms most often include nasal congestion or stuffiness, rhinorrhea (runny nose), sneezing, and ocular and nasal itching.

In October 2006, we entered into a licensing agreement with FAES Farma, S.A., or FAES, for the U.S. and Canadian development and commercialization of bilastine. Under the agreement with FAES, we are responsible for the development and commercialization of bilastine in the United States and Canada, including conducting any additional necessary clinical trials. In the United States, bilastine is covered by a composition of matter patent until 2017.

Development Status. FAES has sponsored clinical trials assessing the efficacy, tolerability and safety of bilastine in the once-daily oral tablet formulation in multiple clinical trials, including two large, potentially pivotal Phase 3 seasonal allergic rhinitis clinical trials conducted outside the United States that had met their primary (and secondary) pre-specified endpoints. In these clinical trials, bilastine appeared to have an attractive tolerability profile. More than 4,000 subjects have been studied in clinical trials to date. Multiple studies have been completed in the development of this compound, including standard toxicology, carcinogenicity, cardiac safety, and food and drug interaction studies. FAES announced the acceptance of an Investigational New Drug Application, or IND, by the FDA in April 2006, and the IND was transferred to Inspire in December 2006. A thorough QT/QTc clinical trial has been completed by FAES in the United States. We anticipate providing an update during the second quarter of 2007 regarding the thorough QT/QTc clinical trial. The results of this clinical trial will be reviewed by Inspire, as well as several cardiac specialists. This clinical trial represents an important “go/no go” decision point in our U.S. program. There is a potential $8.0 million milestone payment to FAES related to these QT/QTc results.

In addition to the completed clinical trials evaluating bilastine, FAES is sponsoring other ex-U.S. clinical trials. A clinical trial to assess onset and duration of effect in an allergen-challenge model (or a controlled pollen exposure unit) has been completed in Vienna, Austria. These top-line clinical trial results are expected to be available by mid-year 2007. Also, FAES is conducting a multinational clinical trial evaluating the effectiveness of bilastine compared with placebo and an active comparator, levocetirizine, for the treatment of chronic idiopathic urticaria.

Several abstracts have been submitted to the Congress of the European Academy of Allergology and Clinical Immunology, which will be held in mid-June 2007 in Sweden. At that conference, we expect data from two large European Phase 3 trials of bilastine to be presented.

Estimated subsequent costs necessary to submit an NDA for bilastine for the treatment of seasonal allergic rhinitis are projected to be in the range of $12 million to $20 million and are contingent upon acceptable results of the QT/QTc clinical trial. This range includes an $8.0 million milestone payment to FAES relating to the QT/QTc clinical trial results, conducting a Phase 3 clinical trial which may be required, and if such clinical trial is acceptable, paying an additional $2.0 million milestone payment to FAES, manufacturing bilastine for clinical trials, producing qualification lots consistent with current Good Manufacturing Practice, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory. These costs are difficult to project and actual costs could be materially different from our estimate. For example, results from the QT/QTc clinical trial may be unacceptable, which could result in a cancellation of the program. In addition, results from the planned Phase 3 clinical trial may change our planned development program, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. We believe that our product candidate could be the first FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency, or EMEA. Denufosol is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through activation of the P2Y2 receptor, we expect denufosol to help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions. In the United States, denufosol tetrasodium for the treatment of cystic fibrosis is expected to have patent protection until 2017.

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

Development Status. We have conducted Phase 1 and Phase 2 clinical trials of denufosol, including multiple clinical trials in cystic fibrosis patients, and various preclinical and toxicology testing. In January 2006, we had an End-of-Phase 2 meeting with the FDA and decided to initiate a Phase 3 program to advance denufosol for the treatment of cystic fibrosis. The focus of our Phase 3 program is to develop denufosol as an early intervention therapy for treatment of patients with mild lung disease (FEV1 (Forced Expiratory Volume in one second) > 75% predicted). According to the U.S. Cystic Fibrosis Foundation’s 2004 Patient Registry, approximately two-thirds of cystic fibrosis patients have lung disease defined as mild as measured by the standard pulmonary function test, FEV1 > 70% predicted. In the pediatric population under 18 years of age, approximately 80% of patients have mild or early lung disease.

Based on the End-of-Phase 2 meeting with the FDA, we plan to conduct two pivotal Phase 3 clinical trials in cystic fibrosis patients. The two Phase 3 clinical trials are designated TIGER-1 and TIGER-2. In July 2006, we initiated our TIGER-1 clinical trial, which is designed to be approximately one year in duration, with a 24-week efficacy treatment period, followed by a 24-week safety extension period. The efficacy portion of the clinical trial is a randomized, double-blind comparison of 60 mg of denufosol to placebo by inhalation three-times daily in approximately 350 patients with mild cystic fibrosis lung disease at approximately 70 clinical centers across North America. In March 2007, Health Canada approved our Clinical Trial Application so that we can conduct cystic fibrosis clinical trials in Canada. We plan on including Canadian sites in TIGER-1 and TIGER-2. Based on current enrollment rates, we expect to complete enrollment in our TIGER-1 Phase 3 clinical trial in the fourth quarter of 2007. As TIGER-1 enrollment proceeds, the safety data will be reviewed by an independent data monitoring committee that we established for this clinical trial. We intend to unblind, analyze and announce the top-line results within two to three months following completion of the initial 24-week placebo-controlled efficacy portion of the clinical trial. We do not expect this unblinding of efficacy data to result in any statistical penalty.

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

In 2006, we completed a 52-week inhalation toxicology study in one animal species and we have submitted the final study report to the FDA. There were no signs of pulmonary or systemic toxicity at doses well above the Phase 3 clinical dose. In addition, in November 2006, we initiated the required two-year inhalation carcinogenicity study in rats and the study is ongoing. This carcinogenicity study must be completed prior to submitting an NDA filing. The time from initiation of this study to receipt of the final study report is expected to be up to three years. We expect to receive the final study report for this carcinogenicity study in the second half of 2009.

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

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $30 million to $50 million. This estimate includes any additional Phase 2 clinical trials, conducting two Phase 3 clinical trials and any required toxicology and carcinogenicity studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current cGMP standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory and any potential development milestones payable to the Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

We intend to participate in the commercialization in North America for denufosol for the treatment of cystic fibrosis. We are seeking to secure a corporate partner to develop and commercialize this product candidate outside of North America. We would expect that a potential partner for development and commercialization outside of North America would provide assistance related to the design, funding and completion of future clinical trials conducted outside of North America.

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

We have recently completed an additional Phase 2 clinical trial to evaluate epinastine nasal spray for the treatment of seasonal allergic rhinitis. This Phase 2 clinical trial was a 14-day, randomized, double-blind comparison of two doses of epinastine nasal spray (0.05% and 0.1%) to placebo in 569 subjects who had a documented history of seasonal allergic rhinitis to mountain cedar pollen. Of the subjects randomized in the clinical trial, 95% completed the clinical trial and no serious adverse events were reported. While the most common adverse event observed was bitter taste, it was only reported by 4% of subjects in the 0.05% group and by 5% of subjects in the 0.1% group.

The primary endpoint of the clinical trial was the daily reflective change from baseline for total nasal symptom score, or TNSS, averaged over the 14-day treatment period. The endpoint of TNSS conforms to the FDA draft guidance document for seasonal allergic rhinitis and includes runny nose, nasal congestion, itchy nose and sneezing. Results of the clinical trial demonstrated statistically significant improvement (p < 0.05) in reflective TNSS for the 0.1% dose group, compared to placebo. Changes in TNSS for the 0.05% dose group were not statistically significant.

There were multiple secondary endpoints in this clinical trial. Among these, statistically significant improvements (p < 0.05) compared to placebo were demonstrated in the 0.1% dose group for the secondary endpoints of non-nasal symptom score (itchy eyes, watery eyes, and itchy throat/palate) and for total symptom score (TNSS plus non-nasal symptom score).

Based on the results of this clinical trial and previous discussions with the FDA, we intend to initiate a required 6-month nasal toxicology study of epinastine in a single animal species to support longer-term clinical trials. In addition, a meeting with the FDA has been scheduled in the third quarter of 2007 to discuss the next steps in the clinical program.

Estimated subsequent costs necessary to submit an NDA for epinastine nasal spray for the treatment of seasonal allergic rhinitis are projected to be in the range of $25 million to $45 million. This estimate includes current and future Phase 2 clinical trials, conducting Phase 3 clinical trials and any required toxicology and carcinogenicity studies, manufacturing epinastine for clinical trials, producing qualification lots consistent with current cGMP standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 2 clinical trials may be necessary, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

Development Status. We have filed an IND for the first compound in a series of compounds and in the first quarter of 2007, we initiated a Phase 1 proof-of-concept dose-ranging clinical trial in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in intraocular pressure. Enrollment is ongoing in this clinical trial. We expect to report top-line results of this clinical trial by the fourth quarter of 2007. Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

Revenues

Total revenues were approximately $7.2 million for the three months ended March 31, 2007, as compared to approximately $5.5 million for the same period in 2006. The increase in 2007 revenue of approximately $1.7 million, or 32%, was due to increased co-promotion revenue from net sales of Elestat and Restasis in 2007, as compared to 2006. Total revenues for the 2006 period also included the recognition of a development milestone of $1.25 million from Santen for diquafosol tetrasodium in accordance with our development, license and supply agreement.

Co-promotion revenue from net sales of Elestat for the three months ended March 31, 2007 was approximately $2.4 million, as compared to approximately $1.3 million for the same period in 2006. The increase in 2007 co-promotion revenue for Elestat of approximately $1.1 million, or 86%, was primarily due to a reduction in rebates and discounts, a price increase for Elestat that became effective during the first quarter of 2007, as well as an overall increase in the U.S. allergic conjunctivitis market, defined by branded prescription, topically applied products to treat allergic conjunctivitis. In addition, due to the overall increase in net sales of Elestat, we were able to defer a lesser percentage of total net sales of Elestat as of March 31, 2007, as compared to the same period in 2006. Co-promotion revenue from net sales of Restasis for the three months ended March 31, 2007 was approximately $4.8 million, as compared to approximately $2.9 million for the same period in 2006. Restasis is currently the only approved prescription product indicated for dry eye disease. The increase in 2007 co-promotion revenue for Restasis of approximately $1.9 million, or 64%, was primarily due to increased patient usage of Restasis, based on the increase of prescriptions year-over-year, a price increase that became effective during the first quarter of 2007, and to a lesser extent, an increase in the number of physicians prescribing Restasis. In addition, in April 2006, there was a scheduled increase of the percentage of net sales of Restasis to which we were entitled. In April 2007, there was a final scheduled increase of the percentage of net sales of Restasis to which we were entitled.

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

For the three months ended March 31, 2007, Elestat was the second most prescribed allergic conjunctivitis product in the United States in our target universe, the top 200 highest prescribing ophthalmologists, optometrists, and allergists in each of our 64 sales territories, based upon prescription volume data as reported by IMS Health. Based upon national prescription data from IMS Health, Elestat had a market share of approximately 18% for total prescription volume in our target universe for the three months ended March 31, 2007, as compared to 19% for the same period in 2006. Based upon data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions, increased approximately 10% for three months ended March 31, 2007, compared to the same period in 2006. For the three months ended March 31, 2007, Elestat represented approximately 9% of the total U.S. allergic conjunctivitis market, as compared to approximately 10% for the same period in 2006. Based on current trends in prescriptions for Elestat, we expect no market share growth or declining market share in future periods, unless we expand our commercial rights to Elestat.

In regards to co-promotion revenue from net sales of Elestat, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. To date, we have recognized product co-promotion revenue associated with targeted net sales levels for Elestat achieved in the three months ending March 31, 2007. Amounts receivable from Allergan in excess of our recorded revenue are recognized as deferred revenue and will be realized in future quarters of 2007 to the extent additional annual net sales target levels are achieved. Accordingly, as of March 31, 2007, we have recorded $2.4 million of deferred revenue associated with net sales of Elestat. In comparison, as of March 31, 2006, we had recorded $1.8 million of deferred revenue associated with net sales of Elestat.

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

The commercial marketing exclusivity period for Elestat provided under the Hatch-Waxman Act will expire in October 2008, at which time competitors will be able to submit to the FDA an abbreviated New Drug Application or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict the time frame for FDA review of such applications, if any. Elestat could face generic or over-the-counter competition if there is no other intellectual property or marketing exclusivity protection covering Elestat. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. While we are exploring various possible forms of additional intellectual property coverage to protect the commercialization of Elestat in the United States, there can be no assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act in October 2008. If a generic form of Elestat is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will cease. Loss of our co-promotion revenue from Elestat will materially impact our results of operations and cash flows.

We began co-promotion activities related to Restasis in January 2004 and began receiving co-promotion revenue in April 2004. All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. However, less than 2% of our co-promotion revenue from Restasis is derived from sales of Restasis outside of the United States. Our entitled percentage of net sales of Restasis increased in April 2006 and again, for the last time, in April 2007. Co-promotion revenue from Restasis is becoming a larger component of our total co-promotion revenue, and we expect that this trend will continue in 2007 and future reporting periods. For the three months ended March 31, 2007, Allergan recorded approximately $78 million of revenue from net sales of Restasis, as compared to approximately $66 million in the three months ended March 31, 2006.

Restasis, in terms of prescription volume, has grown significantly since it was first launched in April 2003. Total prescriptions, as reported by IMS Health, were nearly 800,000 for the three months ended March 31, 2007, a 22% increase over the same period in 2006.

Our future revenue will depend on various factors including the continued commercial success of Elestat and Restasis, pricing, rebates, discounts and returns for both products, coverage and reimbursement under commercial or government plans, seasonality of sales of Elestat and duration of market exclusivity of Elestat and Restasis. If Allergan significantly under-estimates or over-estimates rebate amounts, there could be a material effect on our revenue. In addition to sales of Elestat and Restasis, our future revenue will also depend on the effectiveness of our commercial launch of AzaSite in the latter part of the third quarter of 2007, our ability to enter into additional collaboration agreements and achieve milestones under existing or future collaboration agreements and whether we obtain regulatory approvals for our product candidates.

Research and Development Expenses

Research and development expenses were approximately $22.8 million for the three months ended March 31, 2007, as compared to approximately $9.1 million for the same period in 2006. The increase in research and development expenses of approximately $13.7 million, or 150%, for the three months ended March 31, 2007, as compared to the same period in 2006, was primarily due to approximately $13.1 million incurred related to AzaSite, including the payment of a $13.0 million upfront licensing fee upon the execution of the agreement with InSite Vision for the exclusive right to commercialize AzaSite in the United States and Canada. Costs associated with research and development activities on our other pipeline product candidates for the three months ended March 31, 2007, were approximately $9.7 million. These costs were primarily associated with our Phase 2 clinical trial for our epinastine nasal spray program for seasonal allergic rhinitis and our Phase 3 TIGER-1 clinical trial for denufosol for cystic fibrosis. We also incurred costs associated with our glaucoma program upon the initiation of a Phase 1 clinical trial, as well as our bilastine program for seasonal allergic rhinitis related to stability testing and active pharmaceutical ingredient manufacturing activities.

Research and development expenses include all direct and indirect costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research costs, clinical trial insurance, upfront license fees, milestone and royalty payments relating to research and development, and other fees and costs related to the development of product candidates. Research and development expenses vary according to the number of programs in preclinical and clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the length of the clinical trial and the number of patients enrolled in later stage clinical trials.

Our research and development expenses for the three months ended March 31, 2007 and 2006 and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Three Months Ended March 31,				Cumulative from Inception to March 31, 2007
	2007	%	2006	%		%

AzaSite (1)	$13,115	58	$—	—	$13,115	6

Epinastine nasal spray for seasonal allergic rhinitis (2)	3,360	15	2,645	29	11,835	5

Denufosol tetrasodium for cystic fibrosis	2,578	11	1,938	21	35,126	15

INS115644 for glaucoma	782	4	713	8	4,425	2

Bilastine for seasonal allergic rhinitis	557	2	—	—	7,696	3

Prolacria (diquafosol tetrasodium) for dry eye disease	428	2	304	4	39,566	17

INS50589 for use in acute cardiac care (3)	39	—	1,299	14	13,008	5

Other research, preclinical and development costs (4)	1,906	8	2,210	24	112,807	47

Total	$22,765	100	$9,109	100	$237,578	100

(1)	Includes a $13.0 million upfront licensing fee upon the signing of the license agreement with InSite Vision.
(2)	Expense in 2006 includes a $2.5 million upfront licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim.
(3)	As of March 31, 2007, this program was not in active development.
(4)	Other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs, discontinued and/or inactive programs. These unallocated costs include personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $7.5 million for the three months ended March 31, 2007, as compared to approximately $7.1 million for the same period in 2006. The increase in selling and marketing expenses for the three months ended March 31, 2007, as compared to the same period in 2006, resulted from an overall increase in promotional activities, primarily the increased costs associated with our sales force including increased salary, personnel related expenses and stock-based compensation expense, as well as activities related to the anticipated approval and launch of AzaSite. We adjust the timing, magnitude and targeting of our advertising, promotional, Phase 4 clinical trials and other commercial activities for Elestat and Restasis based on seasonal trends and other factors.

Our commercial organization currently focuses its promotional efforts for Elestat and Restasis on approximately 8,500 highly prescribing ophthalmologists, optometrists and allergists in our target universe. In launching AzaSite, we plan to expand our existing sales force to a total of 98 representatives who will call on eye care professionals, who we currently call on, and select high prescribing pediatricians and primary care physicians. Our selling and marketing expenses include all direct costs associated with the commercial organization, which include our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, fleet management and travel. Our marketing and promotion expenses include product management, promotion, advertising, public relations, Phase 4 clinical trial costs, physician training and continuing medical education and administrative expenses.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches.

General and Administrative Expenses

General and administrative expenses were approximately $3.6 million for the three months ended March 31, 2007, as compared to approximately $4.4 million for the same period in 2006. The decrease in general and administrative expenses of approximately $800,000, or 18%, for the three months ended March 31, 2007, as compared to the same period in 2006, was primarily due to less legal and administrative expenses associated with our stockholder litigation and SEC investigation. Legal fees were approximately $652,000 for the three months ended March 31, 2007, as compared to approximately $1.3 million for the same period in 2006.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Future general and administrative expenses will depend on the level of our future research and development and commercialization activities, as well as the level of legal and administrative expenses incurred to resolve our SEC investigation and stockholder litigation, and to the extent our legal expenses associated with the stockholder litigation and SEC investigation are reimbursed by insurance. We expect our future professional fees to continue to increase as a result of our stockholder litigation and SEC investigation (See “Litigation” and “SEC Investigation” described elsewhere in this report).

Other Income (Expense)

Other income, net was approximately $606,000 for the three months ended March 31, 2007, as compared to approximately $1.2 million for the same period in 2006. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt and capital lease obligations. The decrease in other income for three months ended March 31, 2007, as compared to the same period in 2006, was primarily due to interest expense of approximately $430,000 associated with borrowing $20.0 million of debt in December 2006 and a decrease in interest income resulting from lower average cash and investment balances. Future other income will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of equity securities, including private sales of preferred stock and public offerings of common stock. In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development, including the in-licensing of bilastine from FAES in November 2006 and AzaSite from InSite Vision in February 2007. We have borrowed $20.0 million under this agreement. All loan advances made under the agreement mature in March 2011. We also currently receive revenue from net sales of Elestat and Restasis, but do not expect this revenue to exceed our 2007 operating expenses.

At March 31, 2007, we had net working capital of approximately $54.5 million, a decrease of approximately $35.2 million from approximately $89.7 million at December 31, 2006. The decrease in working capital was principally due to the use of funds for our normal operating expenses, which exceeded the revenue we recognized. Our principal sources of liquidity at March 31, 2007 were approximately $33.7 million in cash and cash equivalents and approximately $41.4 million in investments, which are considered available-for-sale, and the potential to borrow an additional $20.0 million under our loan and security agreement.

On February 15, 2007, we signed an exclusive licensing agreement with InSite Vision for U.S. and Canadian commercialization of AzaSite. In conjunction with this licensing agreement, we paid InSite Vision an upfront license fee of $13.0 million. On April 27, 2007, AzaSite was approved by the FDA for the treatment of bacterial conjunctivitis. We will pay InSite Vision an additional $19.0 million milestone related to this FDA approval. The $19.0 million milestone will be capitalized and amortized on a straight-line basis over the term of the patent coverage. In addition, we are also obligated to pay InSite Vision a 20% royalty for the first two years of commercialization and a 25% royalty thereafter on net sales of AzaSite in the United States and Canada.

Our working capital requirements may fluctuate in future periods depending on many factors, including: the number, magnitude, scope and timing of our development programs; the costs related to the commercial launch of AzaSite; the costs related to the potential FDA approval of our other product candidates; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the efficiency of manufacturing processes developed on our behalf by third parties; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue; the commercial potential of our products and product candidates; legal and administrative costs associated with resolving and satisfying any potential outcome of our stockholder litigation and SEC investigation; and any expansion of facility space.

We are revising our 2007 financial outlook to reflect the FDA’s recent approval of AzaSite. Our actual 2007 financial results will be largely dependent on the AzaSite launch, as well as the clinical and regulatory developments and timing of our bilastine, epinastine nasal spray, denufosol and Prolacria programs. The following revised full year 2007 forecasted guidance includes the expected impact of an AzaSite commercial launch in the latter part of the third quarter of 2007.

Based upon current Elestat and Restasis trends and anticipated launch activities and sales of AzaSite, we expect to record 2007 aggregate revenue in the range of $45-$57 million. Based on projected operating plans, we expect 2007 total operating expenses to be in the range of $120-$145 million. Costs of goods sold, amortization of the $19.0 million approval milestone, and royalty obligations to InSite Vision on any sales of AzaSite are expected to be in the range of $3-$6 million. Total estimated selling and marketing, and general and administrative, expenses are estimated to be in the range of $42-$50 million and $17-$21 million, respectively. Research and development expenses associated with the further development of our product candidates are estimated to be in the range of $58-$78 million.

The upper end of our range of forecasted research and development expenses assumes the following potential program progress:

•	Proceed with the bilastine program, based on receiving acceptable QT/QTc clinical trial results in the second quarter of 2007 and depending on discussions with the FDA;

•

Complete patient enrollment and continue dosing of our Phase 3 TIGER-1 clinical trial and initiate activities associated with the TIGER-2 clinical trial of denufosol tetrasodium for the treatment of cystic fibrosis;

•

Validate staining scores in the central region of the cornea as a clinically relevant endpoint in dry eye and initiate an additional Phase 3 clinical trial of Prolacria, based on discussions with the FDA; and

•	Meet with the FDA to discuss the epinastine nasal spray program and initiate next clinical trial and toxicology work.

Included within our operating expenses guidance are projected stock-based compensation costs of approximately $4 million. This estimate is based on the unvested portion of stock options and restricted stock units outstanding as of March 31, 2007, our current stock price, and an anticipated level of share-based payments granted during 2007, including the hiring of additional employees needed to support the launch of AzaSite in 2007. For the three months ended March 31, 2007, we recognized non-cash stock-based compensation expense of approximately $446,000.

Our revised 2007 forecasted results will be largely dependent on the effectiveness of our commercial launch of AzaSite and key development and regulatory events. We expect that we may have to adjust our guidance throughout 2007 as additional information concerning these events is obtained. The actual amount of operating expenses could differ significantly should our anticipated development plans change, based upon program progress and events associated with our portfolio of product candidates.

The expected cash usage in 2007 is expected to be in the range of $95-$125 million, excluding any additional borrowings under our debt facility and/or other financing transactions. The upper end of this range includes the payment of a $19.0 million FDA approval milestone for AzaSite and a potential $8.0 million milestone related to an acceptable QT/QTc clinical trial result for bilastine, as well as additional development of the Prolacria, epinastine nasal spray and bilastine programs.

We expect to have sufficient liquidity to continue our planned operations through 2007. Our liquidity needs will largely be determined by key development and regulatory events. In order for us to continue operations beyond 2007 we will need to: (1) obtain additional product candidate approvals, which would trigger milestone payments to us, (2) out-license rights to certain of our product candidates, pursuant to which we would receive income, (3) raise additional capital through equity or debt financings or from other sources and/or (4) reduce expenditures and spending on one or more research and development programs. It is likely that we will draw the remaining $20.0 million of debt under our existing loan facility. Additionally, we are likely to raise additional capital before the end of fiscal year 2007 to support our expanded commercial and development activities. We currently have the ability to sell approximately $13.9 million of common stock under an effective shelf registration statement, which we filed with the SEC on April 16, 2004. On March 9, 2007, we filed with the SEC an additional shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale. The loan and security agreement that we entered into in December 2006 contains a financial covenant that requires us to maintain a certain level of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement.

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

We recognize co-promotion revenue based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to us by Allergan. We actively promote both Elestat and Restasis through our commercial organization and share in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s net sales for both Elestat and Restasis, reported to us by Allergan, as co-promotion revenue. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health, an independent provider of pharmaceutical data. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Elestat and Restasis. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. For fiscal years 2006, 2005 and 2004, the amount of rebates associated with our incentive programs in each year was less than one-half of one percent of our co-promotion revenues. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, we record revenues using a reduced percentage of net sales based upon our level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue.

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

We are currently evaluating the most appropriate revenue recognition policy for AzaSite sales. Since AzaSite is a new product, we may adopt a “pull-through” revenue recognition methodology, recording AzaSite revenue at the time units are dispensed to fill patient prescriptions. If this methodology is used, we would not recognize revenue on sales to wholesalers, but would recognize revenue at the time that a prescription for AzaSite has been filled and dispensed.

Income Taxes

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance against all potential tax assets due to uncertainties in our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

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

Stock-Based Compensation Expense

As of January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), which requires us to measure compensation cost for share-based payment awards at fair value and recognize compensation expense over the service period for awards expected to vest. Upon adoption, we implemented the modified prospective method in recognizing stock-based compensation expense in future periods. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation expense on a straight-line basis over the vesting periods of our awards. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Prior to 2007, we used a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to our own historical volatility. In 2007, we began using only our own historical volatility as a basis for determining expected volatility. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates. For stock options granted to non-employees, we have recognized compensation expense in accordance with the requirements of SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS No. 123. SFAS No. 123 required that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

Total stock-based compensation for the three months ended March 31, 2007 and 2006 was allocated as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Research and development	$126	$154
Selling and marketing	115	51
General and administrative	205	155

Total stock-based compensation expense	$446	$360

As of March 31, 2007, approximately $4.8 million and $611,000 of total unrecognized compensation cost related to unvested stock options and restricted stock units, respectively, is expected to be recognized over a weighted-average period of 2.8 years and 4.3 years, respectively. We currently estimate total stock-based compensation expense to be approximately $4 million in 2007. This estimate is based on the unvested portion of stock options and restricted stock units outstanding as of March 31, 2007, our current stock price, and an anticipated level of share-based payments granted during 2007, including the hiring of additional employees needed to support the launch of AzaSite in 2007. Should our stock price change significantly from its current level, and/or if our anticipated headcount changes, particularly to support the AzaSite launch, actual stock-based compensation expense could change significantly from this projection. However, the actual amount of stock-based compensation expense recognized in the future will largely depend on levels of share-based payments granted in future periods and changes in our stock price.

Impact of Inflation

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

Impact of Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. We are currently evaluating the impact, if any, of SFAS No. 159 on our financial statements. If elected, SFAS No. 159 would be effective as of January 1, 2008.

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

Interest Rate Sensitivity

We are subject to interest rate risk on our investment portfolio, capital leases, other short-term debt obligations and future borrowings under our term loan facility.

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

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At March 31, 2007, our portfolio of available-for-sale investments consisted of approximately $27.1 million of investments maturing within one year and approximately $14.3 million of investments maturing after one year but within 36 months. In addition, we have $515,000 of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. Additionally, we generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

Our risk associated with fluctuating interest expense is limited to capital leases, other short-term debt obligations and future borrowings under the term loan facility. The interest rate on our long-term debt is fixed on outstanding borrowings from the term loan facility, but future draws on the facility will assume interest based upon current market interest rates at the time of borrow. Assuming other factors are held constant, an increase in interest rates from the fixed rate on our debt generally results in a decrease in the fair value of our long-term debt, and a decrease in interest rates generally results in an increase in the fair value of our long-term debt. However, neither an increase nor a decrease in interest rates will impact the carrying value of the long-term debt. As of March 31, 2007, the fair value of our long-term debt approximates its carrying value of $20.0 million.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $200,000 as of March 31, 2007. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

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

Risks Related to Product Commercialization

Failure to timely and adequately market and commercialize AzaSite will limit our revenues.

The commercial success of AzaSite will largely depend on a number of factors, including:

•	The timing and scope of the product’s launch into the United States;

•	Acceptance by patients and physicians;

•	The effectiveness of our sales and marketing efforts;

•	Ability to differentiate AzaSite relative to our competitors’ products;

•	Ability to further develop clinical information to support AzaSite;

•	A knowledgeable sales force;

•	Adequate market penetration;

•	Adequate pricing and reimbursement under commercial or governmental plans;

•	Successfully contracting for manufacturing capability and distribution services to meet demand;

•	Validation of the commercial product manufacturing process;

•	The manufacturer’s successful building and sustaining of such manufacturing capability;

•	Our ability to enter into managed care and governmental agreements; and

•	Any competitor’s ability to successfully commercialize competing therapies.

Based on current manufacturing and commercialization plans, we intend to launch AzaSite in the latter part of the third quarter of 2007. The timing of the launch is dependent upon a number of factors, including validation of the commercial product manufacturing process, hiring and training additional employees, and entering into contracts related to supply chain management and managed care. The implementation of these and other steps related to a product launch will take significant time and resources. We are responsible for all aspects of the commercialization of this product, including manufacturing, distribution, marketing and sales. We are continuing to build the necessary infrastructure to support the product’s launch, but there can be no assurance that we will have the necessary infrastructure in place to support such a launch by the latter part of the third quarter of 2007, if at all. If AzaSite is not successfully commercialized, our revenues will be limited.

We have had limited experience in commercialization of products.

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

Based on current manufacturing and commercialization plans, we intend to launch AzaSite during the latter part of the third quarter of 2007. As part of our launch preparation, we intend to expand our sales force to 98 sales representatives who will call on eye care professionals, who we currently call on, and select high prescribing pediatricians and primary care physicians. We have never called on pediatricians and primary care physicians. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and financial resources, and those with products for indications that are completely unrelated to those of our products, compete for the time and attention of pediatricians and primary care physicians. Furthermore, if additional products are approved, we will consider substantially expanding our sales force. We may not be able to successfully attract and retain the desired number of qualified sales personnel for the AzaSite launch and commercialization, or for other future needs. The costs of maintaining our sales force may exceed our product revenues.

In addition, we have no prior experience in product pricing, negotiating managed care agreements and government contracts, or managing regulatory-related compliance activities such as pharmacovigilance, all of which are our responsibility as they relate to AzaSite.

Failure to successfully market and co-promote Allergan’s Restasis and Elestat will negatively impact our revenues.

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

In January 2007, Alcon launched Pataday®. Both Pataday, that requires administration once-a-day and Patanol®, that requires administration twice-a-day, currently compete with Elestat. In October 2006, Novartis received approval for an over-the-counter version of Zaditor®, and there is a generic version of Zaditor currently available. We cannot predict what effect, if any, the introduction of these new products will have on our future co-promotion revenues related to Elestat. However, if these new products gain market acceptance and take market share from Elestat, our revenues from Elestat may be negatively impacted.

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

If we are unable to contract with third parties for the synthesis of active pharmaceutical ingredients required for preclinical testing, for the manufacture of drug products for clinical trials, or for the large-scale manufacture of any approved products, we may be unable to develop or commercialize our drug products.

The manufacturing of sufficient quantities of new and/or approved product candidates is a time-consuming and complex process. We have no experience or capabilities to conduct the large-scale manufacture of any of our product candidates. In order to successfully commercialize AzaSite and continue to develop our product candidates, we need to contract or otherwise arrange for the necessary manufacturing. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us or our collaborators. With the exception of (i) AzaSite for which we have contracted with InSite Vision for active pharmaceutical ingredients, or APIs, and for which we are responsible for contracting with a third-party manufacturer to manufacture and supply AzaSite in finished product form, (ii) Santen, for which we are required to supply bulk APIs, and (iii) bilastine for which we will be responsible for contracting with a third-party manufacturer to manufacture and supply bilastine in finished product form, all of our partners are responsible for making their own arrangements for the manufacture of drug products, including arranging for the manufacture of bulk APIs. Our dependence upon third parties for the manufacture of both drug substance and finished drug products that remain unpartnered may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our operations and revenues. If we, or our partners, are unable to engage or retain third-party manufacturers on commercially acceptable terms, our products may not be commercialized as planned. Our strategy of relying on third parties for manufacturing capabilities presents the following risks:

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

We are responsible for the manufacture of AzaSite pursuant to regulatory requirements. Under our supply agreement with InSite Vision, InSite Vision is responsible for supplying us with azithromycin, the API used in AzaSite. InSite Vision, in turn, relies upon an arrangement with a single third-party for the manufacture and supply of such API. We are responsible for producing the finished product form of AzaSite, which we currently anticipate will be manufactured by a single party. There can be no assurance that such manufacturer will be able to validate the manufacturing process and produce sufficient quantities of finished product in a timely manner to support the commercial launch of AzaSite. In the event we are unable to obtain sufficient quantities of AzaSite in finished product form, the launch of AzaSite may be delayed and our revenues may be negatively impacted.

In the event a third-party manufacturer is unable to supply Allergan and InSite Vision (as the case may be), if such supply is unreasonably delayed, or if Allergan or our finished product contract partner are unable to complete the manufacturing cycle, sales of the applicable product could be adversely impacted, which would result in a reduction in any applicable product revenue. In addition, if Allergan or the third-party manufacturers do not maintain cGMP compliance, the FDA could require corrective actions or take enforcement actions that could affect production and availability of the applicable product, thus adversely affecting sales.

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for Prolacria, denufosol, and epinastine nasal spray. We intend to contract with these vendors, as necessary, for commercial scale manufacturing of our products where we are responsible for such activities. In the case of Prolacria, we expect Allergan to purchase commercial quantities of bulk APIs from a sole manufacturer, including initial launch quantities should the product candidate receive FDA approval. In the case of the Phase 3 oral tablet formulation of bilastine and all other formulations of bilastine, we intend to negotiate a supply agreement pursuant to which FAES will supply us with the bulk bilastine as API for our use in manufacturing, developing and commercializing the bilastine compound. However, we can make no assurance that a supply agreement will be completed in a timely manner, if at all, or that the terms and conditions of such agreement will be acceptable. In addition, we believe that FAES intends to rely upon a single third-party manufacturer for the manufacture and supply of API and that FAES has not entered into a final, binding agreement with such a manufacturer. We will have no control over the terms and conditions of such an agreement between FAES and a third-party manufacturer and the terms and conditions of such agreement may not be acceptable to us. We have not identified an alternative source for the supply of bulk bilastine or a third party to manufacture bilastine in finished product form. Identification of an appropriate high quality API supplier for the U.S. market could cause a delay in the filing of a potential NDA for bilastine. We may not be successful in identifying such parties or in entering into acceptable agreements with a party, when they are identified. Delays in any aspect of implementing the manufacturing process could cause significant development delays and increased costs.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. There are many companies seeking to develop products for the same indications that we are working on. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Competitors in our core therapeutic areas include: Allergan; Alcon, Inc.; Bausch & Lomb; ISTA Pharmaceuticals, Inc.; Lantibio, Inc.; MedPointe Pharmaceuticals; Merck & Co, Inc.; Nascent Pharmaceuticals; Novagali Pharma; Novartis; Otsuka America Pharmaceutical, Inc.; Pfizer, Inc.; Santen Senju Pharmaceutical Co. Ltd.; Sucampo Pharmaceuticals, Inc.; Vistakon Pharmaceuticals (ophthalmic); Gilead Sciences, Inc.; Genaera Corporation; Genentech, Inc.; Novartis; Predix Pharmaceuticals Holdings, Inc.; Vertex Pharmaceuticals Inc. (cystic fibrosis); AstraZeneca; GlaxoSmithKline; MedPointe Pharmaceuticals; Pfizer; Sanofi-Aventis; and Schering-Plough (allergic rhinitis). Most of these competitors have greater resources than us, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations.

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

We have developed a commercialization organization to co-promote Elestat and Restasis, and we are expanding the organization to market and commercialize AzaSite. We are dependent on Allergan, or other third parties, to perform or assist us in the marketing, distribution or sale of these products. In addition, we may not identify acceptable partners or enter into favorable agreements with them for our other product candidates. We will rely on the services of a third-party distributor to deliver AzaSite to our customers. If third parties do not successfully carry out their contractual duties, meet expected sales goals, or maximize the commercial potential of our products, we may be required to hire or expand our own staff and sales force to compete successfully, which may not be possible. If Allergan or other third parties do not perform, or assist us in performing these functions, or if there is a delay or interruption in the distribution of our products, it could have an adverse effect on product revenue and our overall operations.

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

Failure to timely and adequately market and commercialize our other product candidates will limit our revenues.

Even if clinical trials for our product candidates, including Prolacria, are successful, we cannot predict when, or if, the FDA or other regulatory authorities will approve such product candidates and allow their commercialization. Even if a product candidate is approved, we will need to timely and adequately market and commercialize such product, including the training and possible hiring of an appropriate sales and marketing staff for such product.

Our revenue on net sales of Prolacria, if any, would be largely dependent on the actions and success of Allergan, over whom we have no control. In the event Prolacria is approved by the FDA, we plan to co-promote Prolacria within the United States; however, Allergan is primarily responsible for launching and marketing Prolacria in the United States and other major worldwide pharmaceutical markets, excluding certain Asian markets.

If Prolacria and other product candidates are not successfully commercialized following approval, our revenues may be limited.

Risks Related to Product Development

If the FDA does not conclude that our product candidates meet statutory requirements for safety and efficacy, we will be unable to obtain regulatory approval for marketing in the United States.

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market products. We have not received marketing approval for any of our product candidates, except AzaSite, which was in-licensed from InSite Vision. We have one product candidate, Prolacria, for which we have received two approvable letters from the FDA. There is no guarantee that the FDA will approve Prolacria and allow the commercialization of the product in the United States. It may be necessary to undertake additional Phase 3 clinical trials in support of the NDA for Prolacria and there can be no guarantee that any such additional clinical trials would be successful or that the FDA would approve Prolacria even if such additional clinical trials were successful. If additional Phase 3 clinical trials for Prolacria are required by the FDA, we may decide not to conduct those clinical trials, which would result in the inability to obtain FDA approval of the product candidate.

We have licensed bilastine, an oral antihistamine compound for the treatment or prevention of allergic rhinitis, from FAES, for development and commercialization in the United States and Canada. FAES has conducted a thorough QT/QTc clinical trial in the United States of an oral formulation of bilastine to confirm the cardiac safety profile of this product candidate. If this QT/QTc clinical trial is not successful, it is unlikely that we will be able to commercialize bilastine in the United States or Canada. Although FAES previously conducted two large, potentially pivotal Phase 3 seasonal allergic rhinitis clinical trials of an oral tablet formulation of bilastine outside the United States, other than the QT/QTc clinical trial, no other clinical trials have been conducted in the United States. It may be necessary to conduct an additional Phase 3 clinical trial in the United States in support of an NDA filing. There can be no guarantee that the QT/QTc clinical trial or any additional clinical trial will be successful, or that the FDA would approve bilastine even if such clinical trials are successful.

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

Additionally, the introduction of our products in foreign markets will subject us to foreign regulatory clearances, the receipt of which may be unpredictable, uncertain and may impose substantial additional costs and burdens which we or our partners in such foreign markets may be unwilling or unable to fund. As with the FDA, foreign regulatory authorities must be satisfied that adequate evidence of safety and efficacy of the product has been presented before marketing authorization is granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval. Approval by the FDA does not ensure approval by other regulatory authorities.

Since some of our clinical candidates utilize new or different mechanisms of action and in some cases there may be no regulatory precedents, conducting clinical trials and obtaining regulatory approval may be difficult, expensive and prolonged, which would delay any commercialization of our products.

To complete successful clinical trials, our product candidates must demonstrate safety and provide substantial evidence of efficacy. The FDA generally evaluates efficacy based on the statistical significance of a product candidate meeting predetermined clinical endpoints. The design of clinical trials to establish meaningful endpoints is done in collaboration with the FDA prior to the commencement of clinical trials. We establish these endpoints based on guidance from the FDA, including FDA guidance documents applicable to establishing the efficacy, safety and tolerability measures required for approval of products. However, since some of our product candidates utilize new or different mechanisms of action, the FDA may not have established guidelines for the design of our clinical trials and may take longer than average to consider our product candidates for approval. The FDA could change its view on clinical trial design and establishment of appropriate standards for efficacy, safety and tolerability and require a change in clinical trial design, additional data or even further clinical trials before granting approval of our product candidates. We could encounter delays and increased expenses in our clinical trials if the FDA concludes that the endpoints established for a clinical trial do not adequately predict a clinical benefit.

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

Delays in patient enrollment can result in increased costs and longer development times. The timing of our Phase 3 program for denufosol for the treatment of cystic fibrosis will be impacted by a number of variables, including clinical development decisions regarding identifying the optimal treatment regimens, patient population, competition for clinical trial participants, approval of other products during our clinical trials, number and length of clinical trials, parallel versus sequential timing of our clinical trials, the exclusion criteria for the clinical trials and use of therapies such as hypertonic saline. Our cystic fibrosis clinical trials will present some unique challenges due to the early-

intervention approach we are taking with regard to the clinical trials. This approach will require studying mild patients and usually younger patients who do not typically participate in clinical trials since new products are generally focused on the sicker patient population. In addition, due to the age group of these mild patients, many will be in school and will be required to take the medication three times-a-day. Even if we successfully complete clinical trials, we may not be able to submit any required regulatory submissions in a timely manner and we may not receive regulatory approval for the product candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays.

The timing of the registration process with the FDA for the oral formulation of bilastine for the treatment and prevention of allergic rhinitis may be impacted by the outcome of clinical studies. FAES met with the FDA in 2005 to discuss potential work that might be required for an NDA submission. The FDA advised FAES to perform a thorough QT/QTc clinical trial designed utilizing FDA guidance. We anticipate providing an update during the second quarter of 2007 regarding this clinical trial. The results of the QT/QTc clinical trial could increase development costs, result in significant development delays or result in the cancellation of the program.

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

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services, or CMS, within the

Department of Health and Human Services, or HHS. CMS has issued extensive regulations and other subregulatory guidance documents implementing the new benefit. Moreover, the HHS Office of Inspector General has issued regulations and other guidance in connection with the program. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Elestat and Restasis and has contracted with Part D plan sponsors to cover such drugs under the Part D benefit. We will be responsible for contracting with Part D plan sponsors with respect to AzaSite.

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

We recognize co-promotion revenue based on Allergan’s net sales for Elestat and Restasis as defined in the co-promotion agreements and as reported to us by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and the underlying terms of our co-promotion agreements. Allergan’s filings with the SEC indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. All of our co-promotion revenues are currently derived from Allergan’s net sales of Elestat and Restasis as reported to us by Allergan. Management has concluded that our internal control over financial reporting was effective as of March 31, 2007, and these internal controls allow us to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; however, we are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If Allergan’s reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for previous periods.

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

Additionally, our revenues may fluctuate from period to period due in part to:

•

Fluctuations in future sales of Elestat, Restasis and AzaSite and other future licensed or co-promoted products due to competition, manufacturing difficulties, reimbursement and pricing under commercial or government plans, seasonality, or other factors that affect the sales of a product;

•

Deductions from gross sales relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in our agreements, all of which are determined by Allergan and are outside our control;

•	The timing of the commercial launch of AzaSite;

•

Deductions from gross sales relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs related to net sales of AzaSite;

•	The duration of market exclusivity of Elestat, Restasis and AzaSite;

•	The timing of approvals, if any, for other possible future products;

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	The initiation of new contractual arrangements with other companies;

•	The failure or refusal of a collaborative partner to pay royalties or milestone payments;

•	The expiration or invalidation of our patents or licensed intellectual property; or

•	Fluctuations in foreign currency exchange rates.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product candidate development.

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses were approximately $33.9 million in the three months ended March 31, 2007 as compared to approximately $83.7 million for the year ended December 31, 2006. Our cash, cash equivalents and investments totaled approximately $75.8 million on March 31, 2007 which includes $20.0 million of debt financing we received in December 2006.

We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing or future collaborations and licensing agreements;

•	Progress by our collaborators with respect to the development of product candidates;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The timing and amount of debt repayment requirements;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to SEC investigations;

•	The costs involved in enforcing patent claims and other intellectual property rights including costs associated with enhancing market exclusivity for Elestat; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Elestat and Restasis;

•	Receipt of revenue from wholesalers and other customers on net sales of AzaSite;

•	The ability to generate sufficient sales of AzaSite;

•	The receipt or payment of milestone payments under our collaborative agreements;

•	The ability to obtain approval from the FDA for Prolacria;

•	Our ability to obtain approval from the FDA for any of our other product candidates; and

•	Payments from existing and future collaborators.

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

In December 2006, we entered into a loan and security agreement for up to $40.0 million. Upon execution of the agreement, we borrowed an initial amount of $20.0 million under the agreement. The loan is secured by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain a minimum liquidity level based on the balance of the outstanding advances. The agreement may affect our operations in several ways, including the following:

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

Our ability to borrow additional amounts under this agreement are subject to the satisfaction of any one of a number of conditions related to our progress in developing bilastine or our success in obtaining FDA approval for other product candidates owned by or in-licensed to us. To the extent that none of the conditions are satisfied, we may still borrow from the term loan facility, but only in the amount by which our research and development expenditures on bilastine and/or another in-licensed product candidate exceed the initial advance of $20.0 million.

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

We have experienced significant losses since inception. We incurred net losses of approximately $26.1 for the three months ended March 31, 2007, and approximately $42.1 million for the year ended December 31, 2006. As of March 31, 2007, our accumulated deficit was approximately $271.2 million. We currently expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

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

Clinical trials or manufacturing, marketing and sale of our potential products may expose us to liability claims from the use of those products. Product liability claims could result in the imposition of substantial liability on us, a recall of products, or a change in the indications for which they may be used. Although we carry clinical trial liability insurance and product liability insurance, we, or our collaborators, may not maintain sufficient insurance. We do not have the financial resources to self-insure and it is unlikely that we will have these financial resources in the foreseeable future. If we are unable to protect against potential product liability claims adequately, we may find it difficult or impossible to continue to commercialize our products or the product candidates we develop. If claims or losses exceed our liability insurance coverage, we may go out of business.

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

The market price of our common stock has been volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding the commercialization of AzaSite;

•	Announcements regarding FDA approval of any of our own or in-licensed product candidates;

•	Announcements regarding the NDA for Prolacria;

•	Announcements made by us concerning results of clinical trials with our product candidates;

•	Market acceptance and market share of Elestat, Restasis and AzaSite;

•	Duration of market exclusivity of Elestat, Restasis and AzaSite;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions and/or investigations, including our ongoing SEC investigation;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	FDA approval of other treatments for the same indication as any one of our product candidates;

•	Business development activities;

•	Litigation;

•	Terrorist attacks; and

•	Military actions.

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

As of March 31, 2007, our current 5% stockholders and their affiliates beneficially owned approximately 42% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	our merger with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales of securities may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of March 31, 2007, there were 42,399,345 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act, unless purchased by our affiliates. In addition, we have the ability to issue additional shares of common stock under an active shelf registration statement, which we filed with the SEC on April 16, 2004. On March 9, 2007, we filed with the SEC an additional shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale. Up to 10,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our 2005 Equity Compensation Plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

If some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of March 31, 2007, our 6 largest stockholders and their affiliates beneficially owned approximately 42% of our outstanding common stock.

Further, we may issue additional shares:

•	To employees, directors and consultants;

•	In connection with corporate alliances;

•	In connection with acquisitions; and

•	To raise capital.

Based upon our closing stock price of $5.70 on March 31, 2007, there were outstanding options, which were exercisable and in-the-money, to purchase 967,961 shares of our common stock. This amount combined with the total common stock outstanding at March 31, 2007 is 43,367,306 shares of common stock. As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time causing fluctuations or reductions in our stock price.

In April 2007, our Board of Directors approved an Amended and Restated 2005 Equity Compensation Plan, subject to the approval of our stockholders. If approved by our stockholders at our 2007 Annual Meeting on June 8, 2007, the number of shares of our common stock reserved for issuance under any form of stock award under the amended plan will be increased from 3,000,000 shares to 8,000,000 shares.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

10.1**	License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007.

10.2**	Supply Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007.

10.3	Trademark License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007.

10.4	Side Letter by and between Inspire Pharmaceuticals, Inc., InSite Vision Incorporated and Pfizer Inc., dated as of February 15, 2007.

10.5	Amended and Restated Directors Compensation Policy.

10.6	Form of Nonqualified Stock Option Grant Agreement.

10.7	Form of Director’s Nonqualified Stock Option Grant Agreement.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to a portion of this Exhibit.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: May 10, 2007	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer
(principal executive officer)

Date: May 10, 2007	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

10.1**	License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007.

10.2**	Supply Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007.

10.3	Trademark License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007.

10.4	Side Letter by and between Inspire Pharmaceuticals, Inc., InSite Vision Incorporated and Pfizer Inc., dated as of February 15, 2007.

10.5	Amended and Restated Directors Compensation Policy.

10.6	Form of Nonqualified Stock Option Grant Agreement.

10.7	Form of Director’s Nonqualified Stock Option Grant Agreement.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to a portion of this Exhibit.