Form 10-Q
period 2007-06-30
INSPIRE PHARMACEUTICALS INC
filed 2007-08-09
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES  ☐    NO  ☒

As of June 30, 2007, there were 42,408,120 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$38,183	$50,190
Investments	19,939	45,377
Receivables from Allergan	12,637	8,245
Prepaid expenses and other receivables	4,393	3,530
Inventories	1,094	—
Other assets	581	404

Total current assets	76,827	107,746

Property and equipment, net	2,454	1,754
Investments	10,508	6,714
Intangibles, net	18,734	—
Other assets	540	485

Total assets	$109,063	$116,699

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,564	$6,297
Accrued expenses	11,085	8,359
Short-term debt and capital leases	8,309	3,435

Total current liabilities	25,958	18,091

Capital leases – noncurrent	57	267
Long-term debt	32,275	17,655
Other long-term liabilities	2,995	2,315

Total liabilities	61,285	38,328

Commitments and contingencies (See Note 7)

Stockholders’ equity: (See Note 8)
Preferred stock, $0.001 par value, 2,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 42,408 and 42,238 shares issued and outstanding, respectively	42	42
Additional paid-in capital	324,947	323,606
Accumulated other comprehensive loss	(94)	(152)
Accumulated deficit	(277,117)	(245,125)

Total stockholders’ equity	47,778	78,371

Total liabilities and stockholders’ equity	$109,063	$116,699

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
Product co-promotion	$15,361	$13,437	$22,565	$17,655
Collaborative research and development	—	—	—	1,250

Total revenue	15,361	13,437	22,565	18,905

Operating expenses:
Research and development	7,975	9,173	30,740	18,282
Selling and marketing	10,347	6,457	17,868	13,553
General and administrative	3,127	4,334	6,766	8,780

Total operating expenses	21,449	19,964	55,374	40,615

Loss from operations	(6,088)	(6,527)	(32,809)	(21,710)

Other income (expense):
Interest income	827	1,185	1,888	2,393
Interest expense	(590)	(28)	(1,045)	(58)
Loss on investments	(26)	(7)	(26)	(29)

Other income, net	211	1,150	817	2,306

Net loss	$(5,877)	$(5,377)	$(31,992)	$(19,404)

Basic and diluted net loss per common share	$(0.14)	$(0.13)	$(0.76)	$(0.46)

Weighted average common shares used in computing basic and diluted net loss per common share	42,404	42,220	42,339	42,216

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(31,992)	$(19,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	484	103
Depreciation of property and equipment	418	598
Loss on disposal of property and equipment	—	3
Loss on investments	26	29
Stock-based compensation expense	1,088	703
Changes in operating assets and liabilities:
Receivables from Allergan	(4,392)	(6,397)
Prepaid expenses and other receivables	(863)	601
Inventories	(1,094)	—
Other assets	—	(5)
Accounts payable	267	943
Accrued expenses and other liabilities	3,006	603

Net cash used in operating activities	(33,052)	(22,223)

Cash flows from investing activities:
Purchase of investments	(19,237)	(41,234)
Proceeds from sale of investments	40,913	37,464
AzaSite milestone payment	(19,000)	—
Purchase of property and equipment	(1,118)	(633)
Proceeds from sale of property and equipment	—	1

Net cash provided by (used in) investing activities	1,558	(4,402)

Cash flows from financing activities:
Proceeds from long-term debt	20,000	—
Issuance of common stock, net	253	70
Debt issuance cost	(50)	—
Payments on notes payable and capital lease obligations	(716)	(262)

Net cash used in financing activities	19,487	(192)

Decrease in cash and cash equivalents	(12,007)	(26,817)
Cash and cash equivalents, beginning of period	50,190	65,018

Cash and cash equivalents, end of period	$38,183	$38,201

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

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through 2008. The Company’s liquidity needs will largely be determined by key development and regulatory events. In order to continue its operations substantially beyond 2008 it will need to: (1) successfully commercialize AzaSiteTM (azithromycin ophthalmic solution) 1%, (2) obtain product candidate approvals, which would trigger milestone payments to the Company, (3) out-license rights to certain of its product candidates, pursuant to which the Company would receive income, (4) raise additional capital through equity or debt financings or from other sources, and/or (5) reduce expenditures and spending on one or more research and development programs. The Company currently receives revenue from its co-promotion of Elestat® (epinastine HCl ophthalmic solution) 0.05% and Restasis® (cyclosporine ophthalmic emulsion) 0.05%, and will begin to receive product revenue from sales of AzaSite when it launches the product. The Company will continue to incur operating losses until co-promotion and product revenues reach a level sufficient to support ongoing operations. Elestat and Restasis are trademarks owned by Allergan, Inc. (“Allergan”). AzaSite is a trademark owned by InSite Vision Incorporated (“InSite Vision”).

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended June 30, 2007 and 2006 does not include 453 and 449, respectively, and for the six months ended June 30, 2007 and 2006 does not include 502 and 455, respectively, of potential common shares, as their impact would be antidilutive.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for all periods presented includes (i) expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”); and (ii) expense for all share-based payments granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs net of an expected forfeiture rate and recognizes the compensation costs on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally three to five years. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 5 to the accompanying Condensed Financial Statements for a further discussion on stock-based compensation.

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for its commercial products and product candidates. Allergan is responsible for the manufacturing of both Elestat and Restasis and relies on single source manufacturers for the active pharmaceutical ingredients in both products, which are co-promoted by the Company. The Company relies on InSite Vision for supply of the active pharmaceutical ingredient for AzaSite which InSite Vision obtains from a single source manufacturer; however, the Company is responsible for the manufacture of AzaSite which is manufactured by a single source manufacturer. Additionally, the Company relies upon a single third party to provide distribution services for AzaSite. Accordingly, delays in the manufacture or distribution of any product or manufacture of any product candidate could adversely impact the marketing of the Company’s products or the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacture, nor the overall product supply chain, of Elestat and Restasis products for which it is entitled to receive revenue.

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

Upon FDA approval of AzaSite, the Company paid a $19,000 milestone as required by the license agreement entered into with InSite Vision in February 2007. The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, which represents the expected period of commercial exclusivity ending in March 2019. As of June 30, 2007, the Company had $266 in accumulated amortization.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Inventories

The Company’s inventories are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating. As of June 30, 2007, the Company’s inventories consisted of the following:

Raw Materials	$390
Work-in-Process	704

Total Inventories	$1,094

Significant Customers and Risk

All co-promotion revenues recognized and recorded for each of the six months ended June 30, 2007 and 2006, were from one collaborative partner. The Company is entitled to receive co-promotion revenue from net sales of Elestat and Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of these products.

Revenue Recognition

The Company records all its revenue from product co-promotion activities and collaborative research agreements in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

Product Co-promotion Revenues

The Company recognizes co-promotion revenue based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. The Company actively promotes both Elestat and Restasis through its commercial organization and shares in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, the Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s net sales for both Elestat and Restasis, reported to Inspire by Allergan, as co-promotion revenue. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health, an independent provider of pharmaceutical data. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Elestat and Restasis. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. For fiscal years 2006, 2005 and 2004, the amount of rebates associated with the Company’s incentive programs in each year was less than one-half of one percent of co-promotion revenues. The rebates associated with the programs that

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. The Company achieved its annual 2007 net sales target level during the three-month period ended June 30, 2007.

Collaborative Research and Development Revenues

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $94 and $152 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at June 30, 2007 and December 31, 2006, respectively. Comprehensive loss consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(5,877)	$(5,377)	$(31,992)	$(19,404)
Adjustment for realized losses in net loss	26	7	26	29
Change in unrealized gain/(losses) on investments	(28)	(15)	32	(78)

Total comprehensive loss	$(5,879)	$(5,385)	$(31,934)	$(19,453)

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

3. Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”). EITF Issue No. 07-3 addresses the issue of when to record nonrefundable advance payments for goods or services that will be used or rendered for research and development activities as expenses. The EITF has concluded that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007. The Company has assessed the impact of EITF Issue No. 07-3 and expects no impact to its financial statements upon adoption of this guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its financial statements. If elected, SFAS No. 159 would be effective as of January 1, 2008.

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

4. Debt

In December 2006, the Company entered into a loan and security agreement with two participating financial institutions, which provided a term loan facility to the Company in an aggregate amount of $40,000. Any borrowings under the loan agreement are secured by substantially all of the Company’s assets, with the exception of its intellectual property but including all accounts, license and royalty fees and other revenues and proceeds arising from its intellectual property. In addition, the Company established and maintains its primary depository accounts and security accounts with one of the participating financial institutions and will keep a certain percentage of its cash and investments within these accounts depending upon its total cash and investment balances. An initial term loan advance of $20,000 was made to the Company in December 2006. The Company has subsequently borrowed the remaining $20,000 during the three months ended June 30, 2007.

In June 2007, the Company amended the loan and security agreement with the two participating financial institutions to enable the Company to draw upon a new supplemental term loan facility in the amount $20,000, effectively increasing the total term loan facility to $60,000. This amendment also adjusted the liquidity covenant to establish a lesser requirement level until December 31, 2007, at which time the liquidity requirement will revert back to the ratio established under the original loan and security agreement.

Subsequent borrowings under the new supplemental term loan facility are subject to certain conditions and may be requested by the Company in amounts not less than $1,000 each during the term of the commitment period, which ends on December 31, 2007. The maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011. Interest accrues on the unpaid principal amount of each loan advance at a per annum rate equal to the five-year U.S Treasury note yield plus a predetermined percentage at the time each advance is made. Repayment of each advance will be made according to a schedule of six monthly installments of interest-only followed by equal monthly installments of principal and interest until the maturity date. During the term of the loan and security agreement, the Company is required to maintain minimum liquidity levels based on the

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

balance of the outstanding advances. In addition to maintaining other covenants within the agreement, the Company may not enter into certain transactions such as a merger, acquisition, additional indebtedness or dispose of certain assets of the business as defined in the agreement without written approval of the lenders. The Company has the right to prepay the principal of any advance in minimum incremental amounts of $1,000. Any prepayment of borrowings made under the original loan facility are not subject to a penalty; however, any prepayments of borrowings made under the new supplemental loan facility are subject to a 2% penalty, if prepaid within the first two years. All repayments of principal by the Company are subject to a final payment equal to 2% of the principal amount being repaid. Amounts cannot be reborrowed by the Company once repaid.

As of June 30, 2007, the Company had borrowings of $40,000 under the loan and security agreement that bears interest at a weighted average rate of 7.69%. The carrying amount of the debt of $40,000 approximates its fair value based on prevailing interest rates as of the balance sheet date.

5. Stock-Based Compensation

For the three months ended June 30, 2007 and 2006, the Company recognized total compensation expense of $642 and $343, respectively, and for the six months ended June 30, 2007 and 2006, the Company recognized total compensation expense of $1,088 and $703, respectively, related to its two equity compensation plans.

Total stock-based compensation was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$189	$134	$315	$288
Selling and marketing	182	59	297	110
General and administrative	271	150	476	305

Total stock-based compensation expense	$642	$343	$1,088	$703

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the Amended and Restated 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, employees and consultants. Non-qualified stock options and restricted stock may be granted under the 1995 Plan. Both incentive and non-qualified stock options, as well as stock appreciation rights, restricted stock and restricted stock units, may be granted under the 2005 Plan. The Board of Directors, or an appropriate committee of the Board of Directors, determines the terms, including the vesting schedule, of all options and other equity arrangements under both plans. The maximum term for any option grant under the 1995 Plan and the 2005 Plan are ten and seven years, respectively, from the date of the grant. Prior to July 2006, options granted to employees under both plans generally vested 25% upon completion of one full year of employment from date of grant and on a monthly basis over the following three years of their employment and the term of the options was the maximum permitted under the applicable plan. Beginning in July 2006, the Compensation Committee of the Company’s Board of Directors authorized stock option grants with a three-year vesting period and a maximum term of five years for all future issuances to non-executive employees. Under these new terms, options granted to non-executive employees will vest 33% upon completion of one full year of employment from date of grant and on a monthly basis over the following two years of their employment. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

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

On June 8, 2007, the Company’s stockholders’ approved certain amendments to the 2005 Plan, including increasing the number of shares of the Company’s common stock reserved for issuance under any form of stock award from 3,000 shares to 8,000 shares. At June 30, 2007, there were 97 and 5,132 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

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

In 2005, the Company adopted and began granting options under the 2005 Plan. Due to the lack of historical data with regard to exercise activity under the 2005 Plan, the Company adopted a simplified method of calculating the expected life of options for grants made to its employees in accordance with the guidance set forth in SAB No. 107. Prior to fiscal 2007, for options issued under the 1995 Plan, the Company utilized the historical data available regarding employee and director exercise activity to calculate an expected life of the options. Beginning in fiscal 2007, the Company began granting non-qualified stock options under the 1995 Plan with option terms similar to those granted under the 2005 Plan of five and seven years. Due to the lack of historical data with regard to these shorter option terms, the Company has used the guidance set forth in SAB No. 107 when calculating the expected life for new options granted to its employees under the 1995 Plan. For options granted to directors under the 2005 Plan or 1995 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 1995 Plan and the 2005 Plan until such time that adequate historical data is available.

The table below presents the weighted average expected life in years of options granted under the two plans described above. The risk-free rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds with the expected term of the option granted. The fair value of share-based payments, granted during the period indicated, was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Stock Options for
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.83%	4.97%	4.72%	4.46%
Dividend yield	0%	0%	0%	0%
Expected volatility	69%	79%	69%	79%
Expected life of options (years)	4.1	6.1	4.0	4.9

Weighted average fair value of grants	$3.39	$3.23	$3.42	$3.34

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	6,606	$9.90	5.7	$5,534
Granted	1,280	6.26
Exercised	(170)	1.49
Forfeited/cancelled/expired	(317)	12.19

Outstanding at June 30, 2007	7,399	$9.36	5.27	$4,794

Vested and exercisable at June 30, 2007	4,951	$11.14	5.23	$3,200

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. These amounts change based on the fair market value of the Company’s stock. Total intrinsic value of stock options exercised for the six months ended June 30, 2007 was $830. Cash received from stock option exercises for the six months ended June 30, 2007 was $254. Due to the Company’s net loss position, no windfall tax benefits have been realized during the six months ended June 30, 2007.

As of June 30, 2007, approximately $7,100 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.6 years.

The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the restricted stock units had a total fair value of $811. As of June 30 2007, there was approximately $572 of unrecognized share-based compensation expense related to unvested restricted stock units, which is expected to be recognized over the next 4.1 years.

6. Income Taxes

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

7. Contingencies

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

On May 14, 2007, Magistrate Judge Eliason, to whom the District Court had referred the motion, issued a Recommendation that the District Court grant Defendants’ motion to dismiss the CAC. The District Court may accept, reject, or modify this Recommendation. Plaintiffs filed objections to this Recommendation in which they argued that the District Court should not accept the Recommendation, and Defendants responded to Plaintiffs’ objections. Briefing is complete, and as of June 30, 2007 the matter was pending before the District Court. See Note 8, Subsequent Events, for the District Court’s recent decision.

The Company intends to defend the litigation vigorously. As with any legal proceeding, the Company cannot predict with certainty the eventual outcome of these lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

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

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against the Company and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, the Company and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. The Company and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have had further meetings with the SEC staff.

The Company cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made.

During the three months ended June 30, 2007, approximately $900 was received from the Company’s insurance provider as reimbursement of certain legal expenses incurred as a result of defending against the stockholder litigation and SEC investigation.

8. Subsequent Events

Warburg Pincus Transaction

On July 20, 2007, the Company sold approximately 140 shares of its Series A Exchangeable Preferred Stock, par value $0.001 per share (the “Exchangeable Preferred Stock”), to Warburg Pincus Private Equity IX, L.P. (“Warburg”) at a price per share of $535.00, for aggregate gross proceeds of $75,000 under a Securities Purchase Agreement. The purchase price was based on a $5.35 per share value for the Company’s common stock, par value $0.001 per share.

The Exchangeable Preferred Stock is exchangeable for shares of common stock, initially at a ratio of 1:100. The Exchangeable Preferred Stock is non-voting stock, except as required by law, and ranks senior to each other class of the Company’s equity securities with respect to dividend rights and rights upon liquidation, winding up or dissolution.

Pursuant to the Securities Purchase Agreement, Warburg has the right to designate one member for election to the Company’s Board of Directors. Pursuant to this right, effective July 20, 2007, the Company’s Board of Directors elected Jonathan Leff as a Class C member of the Board of Directors of the Company. The Securities Purchase Agreement also provides that Warburg will have subscription rights in respect of any future issuance by the Company of its equity securities (subject to certain exceptions set forth in the Securities Purchase Agreement) for so long as Warburg owns at least 10% of the Company’s outstanding common stock or shares of Exchangeable Preferred Stock exchangeable for at least 10% of the Company’s outstanding common stock. The Company has agreed to use its best efforts to file a registration statement to register the shares of common stock into which certain holders’ shares of Exchangeable Preferred Stock may be exchanged no later than 30 days after the exchange of the Exchangeable Preferred Stock into common stock. If the Exchangeable Preferred Stock has not been exchanged for Common Stock prior to July 20, 2008, the Company has agreed to file a registration statement to register the shares of Exchangeable Preferred Stock. The Company agreed to reimburse Warburg for its reasonable costs and expenses incurred in connection with this transaction.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Dividends on the Exchangeable Preferred Stock will be cumulative starting on July 20, 2008 and will accrue at an annual rate of 10% of the purchase price per share, compounded quarterly beginning with amounts accrued for the quarter ended September 30, 2008. Dividends will be payable until all or a portion of the Exchangeable Preferred Stock is exchanged for common stock or until the Exchangeable Preferred Stock is redeemed by the Company upon a liquidation, dissolution or change in control or is otherwise acquired by the Company. To the extent that it may lawfully do so, the Company is required to pay dividends in cash. In the event that the Company may not lawfully pay such dividends in cash, then such dividends will be cumulative and continue to accrue or, upon the affirmative vote of the holders of a majority of the shares of Exchangeable Preferred Stock then outstanding, the dividends will be paid in additional shares of Exchangeable Preferred Stock.

Each outstanding share of Exchangeable Preferred Stock will automatically be exchanged for such number of shares of common stock determined by dividing $535.00 by the exchange price of the Exchangeable Preferred Stock then in effect. The initial exchange price of the Exchangeable Preferred Stock is $5.35 per share, resulting in an initial exchange rate of 100 shares of common stock for each share of Exchangeable Preferred Stock. Upon any such exchange, all accrued but unpaid dividends on the Exchangeable Preferred Stock, if any, shall be paid in shares of common stock. The conversion of the Exchangeable Preferred Stock is subject to stockholder approval by the holders of the Company’s common stock (“Stockholder Approval”) and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). If Stockholder Approval of the exchange is not obtained on or prior to July 20, 2008, the holders of the Exchangeable Preferred Stock will have no obligation and the Company will not have the option to exchange the Exchangeable Preferred Stock for common stock, in which case the Exchangeable Preferred Stock shall remain outstanding pursuant to its terms until Stockholder Approval is obtained. Under the Securities Purchase Agreement, the Company has agreed to use its reasonable best efforts to convene a meeting of its stockholders to approve the exchange of the Exchangeable Preferred Stock. The Company shall be deemed to have used its reasonable best efforts if the Company convenes such stockholder meeting before December 31, 2007.

If Stockholder Approval has been obtained prior to July 20, 2008 and prior to the expiration or termination of any waiting period under the HSR Act (the “HSR Approval”), then a portion of the then outstanding shares of Exchangeable Preferred Stock just below the threshold then in effect under the HSR Act will be automatically exchanged for shares of common stock. The shares of Exchangeable Preferred Stock that are not automatically exchanged will remain outstanding pursuant to their terms and will be automatically converted into shares of common stock upon the receipt of the HSR Approval. These shares will not be entitled to receive dividends, will not be redeemable at the option of the holder and will not have the right to consent to the Company’s issuance of any series of capital stock or convertible debt that has preference or priority over or on par with the Exchangeable Preferred Stock.

If the Exchangeable Preferred Stock remains outstanding on the fourth anniversary of the closing, both the Company and the holders of the outstanding Exchangeable Preferred Stock will have the right to cause the redemption of such stock, under certain circumstances, for cash in a per share amount equal to the greater of: (i) the sum of the purchase price per share for the Exchangeable Preferred Stock plus all accrued but unpaid dividends thereon (whether or not declared) through the date of such redemption and (ii) an amount equal to the average of the closing prices for the common stock on the Nasdaq Global Market for the 20 trading days immediately preceding the date which the Company or the holders of the outstanding Exchangeable Preferred Stock exercise such right multiplied by the then current exchange rate for the Exchangeable Preferred Stock (the “Redemption Price”); provided, however that to the extent Stockholder Approval is obtained but the HSR Approval is not obtained, the holders of the remaining shares of Exchangeable Preferred Stock that were not previously exchanged will not be entitled to cause the redemption of the remaining shares. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Exchangeable Preferred Stock will also be entitled to receive the Redemption Price per share of Exchangeable Preferred Stock.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The $75,000 received from the issuance of the Exchangeable Preferred Stock will be classified outside of the stockholders’ equity section, as temporary equity, on the Company’s Balance Sheet, based on the redemption rights that Warburg has been granted with regards to the Exchangeable Preferred Stock. If the HSR Approval and Stockholder Approval are obtained, then the Exchangeable Preferred Stock will be reclassified from temporary equity to stockholders’ equity.

In connection with the sale of the Exchangeable Preferred Stock, Warburg, certain of Warburg’s affiliates and the Company entered into a Standstill Agreement. Under the Standstill Agreement, Warburg and certain of its affiliates agreed, on behalf of themselves and their controlled affiliates, for three years not to increase their common stock holdings beyond the lesser of: (a) 32.5% of the Company’s voting securities on a fully diluted basis and (b) 34.9% of the then outstanding voting securities of the Company plus the outstanding Exchangeable Preferred Stock on an as exchanged to common stock basis.

Litigation

As disclosed above in Note 7, a CAC was filed on March 27, 2006 that asserted claims against the Company and certain of its present or former senior officers or directors. On June 30, 2006, the Company and other defendants moved that the court dismiss the CAC on the grounds that it failed to state a claim upon which relief could be granted and did not satisfy the pleading requirements under applicable law. On May 14, 2007, Magistrate Judge Eliason, to whom the District Court had referred the motion, issued a Recommendation that the District Court grant Defendants’ motion to dismiss the CAC. Plaintiffs filed objections to this Recommendation in which they argued that the District Court should not accept the Recommendation, and Defendants responded to Plaintiffs’ objections.

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s Recommendation and granted the Company’s and the other defendants’ motion and dismissed the CAC with prejudice. The plaintiffs currently have a right of appeal to the United States Court of Appeals for the Fourth Circuit, which the plaintiffs may choose to exercise within the period established by rule. If appealed, the Company intends to defend the litigation vigorously. As with any legal proceeding, the Company cannot predict with certainty the eventual outcome of these lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our product candidates and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. These risks are discussed in the section entitled “Risk Factors,” as well as in our Annual Report on Form 10-K for the year ended December 31, 2006. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our revenues are difficult to predict and depend on several factors. Our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our co-promotion agreements. Our co-promotion revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion revenues are the extent and effectiveness of Allergan’s sales and marketing efforts as well as our own sales and marketing efforts, coverage and reimbursement under Medicare Part D and the marketing and sales activities of competitors, among others. We expect to launch AzaSite on August 13, 2007 and to begin to record product revenue for AzaSite in the third quarter of 2007. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite, physician and patient acceptance of AzaSite, as well as competitor response to the launch of AzaSite are all factors, among others, that will impact the level of revenue recorded for AzaSite in 2007 and subsequent periods. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

Once again, management may in some cases be able to control the timing and magnitude of these expenses. We have incurred and expect to incur significant costs related to the commercial launch of AzaSite. In addition, we have incurred and may incur additional general and administrative expenses as we work to resolve our current stockholder litigation and Securities and Exchange Commission, or SEC, investigation.

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

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS IN THE UNITED STATES
Products

Elestat®	Allergic conjunctivitis	Allergan	Co-promoting

Restasis®	Dry eye disease	Allergan	Co-promoting

AzaSite™	Bacterial conjunctivitis	InSite Vision	Expected launch on August 13, 2007 (2)

Product Candidates in Clinical Development

ProlacriaTM (diquafosol tetrasodium)	Dry eye disease	Allergan and Santen Pharmaceutical	Phase 3; Approvable (3)

Bilastine	Seasonal allergic rhinitis	FAES Farma (4)	Phase 3

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

Epinastine nasal spray	Allergic rhinitis	Boehringer Ingelheim	Entering Phase 3

INS115644	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed description of our collaborative agreements with these collaborative partners. See also footnote 4 below.
(2)	On April 27, 2007, AzaSite was approved by the FDA for the treatment of bacterial conjunctivitis.
(3)	In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. We have received two approvable letters from the FDA (in December 2003 and December 2005).
(4)	In June 2007, we amended our license agreement with FAES Farma. Under the terms of the amendment, FAES will be responsible, at its sole cost and expense, for using commercially reasonable efforts to conduct certain development activities relating to oral bilastine. Until the completion of such development activities, all our obligations with respect to the development and commercialization of oral bilastine products are suspended. We will continue to hold the U.S. IND application for oral bilastine and will work with FAES to evaluate the additional clinical data that will determine the appropriate NDA filing strategy.

We employ a U.S. sales force for the promotion of AzaSite for bacterial conjunctivitis, Elestat for allergic conjunctivitis and Restasis for dry eye disease. AzaSite is a trademark owned by InSite Vision Incorporated, or InSite Vision. Elestat and Restasis are trademarks owned by Allergan, Inc., or Allergan.

Our ophthalmic products and product candidates are currently concentrated in the allergic conjunctivitis, bacterial conjunctivitis, dry eye disease, and glaucoma indications. Our respiratory/allergy product candidates are currently concentrated in the treatment of respiratory complications of cystic fibrosis and allergic rhinitis indications.

PRODUCTS

Elestat

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

In February 2004, we launched Elestat in the United States and are promoting it to ophthalmologists, optometrists and allergists. In association with the launch of AzaSite, we will also promote Elestat to select pediatricians and primary care physicians. We work with Allergan collaboratively on overall product strategy and management in the United States. The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire in October 2008 at which time competitors will be able to submit to the FDA an abbreviated New Drug Application, or ANDA, or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict the time frame for FDA review of such applications, if any. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires.

Restasis

Restasis (cyclosporine ophthalmic emulsion) 0.05% is the first approved prescription product in the United States for the treatment of dry eye disease. It is indicated to increase tear production in patients (adults and children at least 16 years old) whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca, or dry eye disease. In December 2002, Restasis was approved for sale by the FDA and Allergan launched Restasis in the United States in April 2003.

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

For the three and six months ended June 30, 2007, Allergan recognized approximately $77 million and $156 million, respectively, of revenue from net sales of Restasis. In August 2007, Allergan confirmed guidance for 2007 net sales of Restasis to be in the range of $320-$340 million.

AzaSite

Overview. AzaSite (azithromycin ophthalmic solution) 1% is a topical anti-infective, in which azithromycin is formulated into an ophthalmic solution utilizing DuraSite®, a novel ocular drug delivery system. Azithromycin is a semi-synthetic antibiotic that is derived from erythromycin and since 1992, has been available via oral administration by Pfizer Inc. under the trade name Zithromax®. On April 27, 2007, AzaSite was approved by the FDA for the treatment of bacterial conjunctivitis in adults and pediatric patients one year old or older. We expect to launch AzaSite on August 13, 2007. We have expanded our existing sales force to a total of 98 representatives who will call on targeted specialists, select pediatricians and primary care providers.

Market Opportunity. The current ocular antibiotic market is approximately $600 million in annual sales in the United States based on data compiled by IMS Health as of December 31, 2006. This includes approximately $360 million for the single-entity product market, in which AzaSite will directly compete, and approximately $245 million in the combination products market. Total prescriptions in the ocular antibiotic market were approximately 15 million for the twelve months ended December 31, 2006, up 7% from the prior year according to data compiled from IMS Health.

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

Pursuant to the license agreement, we paid InSite Vision an upfront license fee of $13.0 million, and an additional $19.0 million milestone related to the FDA approval of AzaSite. In addition, we are also obligated to pay a 20% royalty for the first two years of commercialization and a 25% royalty thereafter on net sales of AzaSite in the United States and Canada. We are obligated to pay royalties under the agreement for the longer of (i) eleven years from the launch of the subject product and (ii) the period during which a valid claim under a patent licensed from InSite Vision covers a subject product. Under the terms of the agreement, our obligation to pay royalties to InSite Vision is subject to annual minimum royalty payments which commence on the first quarter start date that is at least one year after the first commercial sale of any subject product, and may continue for a period of up to five years.

We exercised our option to negotiate a license from InSite Vision for AzaSite PlusTM, a combination antibiotic/corticosteroid product formulated with DuraSite technology. The exclusive option period has expired; however, we are continuing discussions with InSite Vision related to AzaSite Plus as they define their clinical program and regulatory strategy.

In addition, we have entered into a supply agreement dated February 15, 2007 with InSite Vision for the active pharmaceutical ingredient azithromycin. InSite Vision previously entered into an agreement with Catalent Pharma Solutions, or Catalent, (formerly Cardinal Health PTS, LLC) for the manufacture of the finished product AzaSite. Under the terms of our license agreement, the parties have agreed to arrangements intended to facilitate our access to finished product manufactured by Catalent on an interim basis and to facilitate execution of a longer-term arrangement for finished product supply. On June 20, 2007, we entered into an exclusive distribution agreement with Cardinal Health 105, Inc. for distribution services for AzaSite.

For a more detailed discussion of the risks associated with our products and products we co-promote, please see the Risk Factors described elsewhere in this report.

PRODUCT CANDIDATES IN CLINICAL DEVELOPMENT

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

Development Status. In June 2003, we filed a New Drug Application, or NDA, with the FDA for Prolacria for the treatment of dry eye disease. In response to that NDA, we were granted a “Priority Review” designation and subsequently, received an approvable letter in December 2003. In June 2005, we submitted an amendment to our NDA for Prolacria and received a second approvable letter in December 2005. During 2006 and 2007, we have conducted several meetings with the FDA about Prolacria and dry eye disease. Based on those meetings, we have provided additional information to the FDA. We have utilized key experts and corneal specialists throughout this process to engage in a meaningful dialogue regarding the clinical aspects of the diagnosis and treatment of dry eye.

Based on our recent discussions with the FDA, we are working to identify a clinical trial design that we believe is reasonable and that the FDA agrees is appropriate. This work is focused on an endpoint based on staining scores in the central region of the cornea. We have been making progress on this front, but anticipate this process taking a few more months, most likely through the end of 2007. As we have indicated, if we are successful in coming to a mutually-acceptable agreement with the FDA, we anticipate conducting an additional clinical trial in 2008 and will likely request a Special Protocol Assessment prior to conducting such clinical trial.

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

Depending on the outcome of the validation process and discussions with the FDA, estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $4 million to $10 million, depending on our approach to achieving NDA approval of the product candidate. This range includes costs for regulatory and consulting activities, conducting a validation exercise and related studies, completing one additional Phase 3 clinical trial, salaries for development personnel, and other unallocated development costs, but excludes the cost of pre-launch inventory which is Allergan’s responsibility. Currently, we have not initiated an additional Phase 3 clinical trial for Prolacria and we do not anticipate initiating an additional Phase 3 clinical trial until the validation process and discussions with the FDA are complete. If we are required to do more than one additional Phase 3 clinical trial, our costs will likely be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the ongoing interaction with the FDA and the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with the development of Prolacria and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

Bilastine for seasonal allergic rhinitis

Overview. Bilastine is a non-sedating oral H1-antihistamine compound being developed for the treatment of allergic rhinitis. Rhinitis is a condition that primarily results from exposure to allergens, either at specific times of the year (seasonal allergic rhinitis) or year-round (perennial allergic rhinitis), or from exposure to irritants, such as cigarette smoke or perfume. Symptoms most often include nasal congestion or stuffiness, rhinorrhea (runny nose), sneezing, and ocular and nasal itching.

Collaborative Agreement. In October 2006, we entered into a license agreement with FAES Farma, S.A., or FAES, for the U.S. and Canadian development and commercialization of bilastine. We amended this agreement in June 2007. Under the terms of the amendment, FAES will be responsible, at its sole cost and expense, for using commercially reasonable efforts to conduct certain development activities relating to oral bilastine. Until the completion of such development activities, all our obligations with respect to the development and commercialization of oral bilastine products are suspended. Accordingly, we will incur significantly less development costs for our oral bilastine program in 2007 than originally expected, and the future advancement of the program will be largely dependent upon the initiatives of FAES.

Pursuant to the terms of the amendment, commencing on December 1, 2007, FAES may terminate such development activities prior to their completion by giving us 30 days notice. Also commencing on December 1, 2007, we may terminate the license agreement, in part or in its entirety, upon 30 days notice to FAES prior to the first commercial sale of an applicable bilastine product, or upon 180 days notice after the first commercial sale of an applicable bilastine product.

In addition, under the terms of the amendment, certain milestone payment obligations relating to an oral bilastine product candidate were amended. Specifically, we are no longer required to pay $8.0 million to FAES upon their submission to us of acceptable final QT/QTc clinical trial results. However, the milestone payment to be made by us to FAES upon regulatory approval in the United States of an applicable oral bilastine product for the treatment of allergic rhinitis with an acceptable primary label has been increased by $8.0 million. Also, our obligation to pay FAES a milestone payment of $2.0 million upon completion of the first Phase 3 clinical trial of an oral bilastine product candidate has been replaced with an obligation that we pay FAES $2.0 million upon our receipt of notice from the FDA that the NDA seeking regulatory approval of an oral bilastine product has been deemed acceptable for filing and filed by the FDA. In the United States, bilastine is covered by a composition of matter patent until 2017.

Development Status. A thorough QT/QTc clinical trial was completed in 2007 by FAES in the United States. Based on a meeting with the Pulmonary Division of the FDA in which the existing clinical data and QT/QTc trial results were discussed, and in consultation with us, FAES has agreed, pursuant to the terms of the amendment described above, to conduct additional clinical work and an expanded QT/QTc comparative trial, which will likely include an FDA-approved antihistamine. These additional clinical trials are intended to strengthen the overall clinical package, based on feedback from the FDA.

We will continue to hold the U.S. Investigational New Drug, or IND, application for oral bilastine and will work with FAES to evaluate the additional clinical data that will determine the appropriate NDA filing strategy. We plan to continue to fund the preclinical development of an ophthalmic formulation of bilastine for the treatment of allergic conjunctivitis.

Prior to the completion of the additional clinical work by FAES, we expect to have minimal costs related to the oral bilastine program. Our future estimated subsequent costs necessary to submit an NDA for bilastine for the treatment of seasonal allergic rhinitis are contingent upon successful completion of certain development activities by FAES and are projected to be in the range of $4 million to $10 million. This range includes conducting a Phase 3 clinical trial in the United States which may be required, manufacturing bilastine for clinical trials, producing qualification lots consistent with current Good Manufacturing Practice, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory. These costs are difficult to project and actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

Based on the End-of-Phase 2 meeting with the FDA, we plan to conduct two pivotal Phase 3 clinical trials in cystic fibrosis patients. The two Phase 3 clinical trials are designated TIGER-1 and TIGER-2. In July 2006, we initiated our TIGER-1 clinical trial, which is designed to be approximately one year in duration, with a 24-week efficacy treatment period, followed by a 24-week safety extension period. The efficacy portion of the clinical trial is a randomized, double-blind comparison of 60 mg of denufosol to placebo by inhalation three-times daily in approximately 350 patients with mild cystic fibrosis lung disease at approximately 70 clinical centers across North America. In March 2007, Health Canada approved our Clinical Trial Application so that we can conduct cystic fibrosis clinical trials in Canada. We are including Canadian sites in TIGER-1 and plan to include Canadian sites in TIGER-2. Based on current enrollment rates, we expect to complete enrollment in our TIGER-1 Phase 3 clinical trial in the fourth quarter of 2007. As TIGER-1 enrollment proceeds, the safety data will be reviewed by an independent data monitoring committee that we established for this clinical trial. We intend to unblind, analyze and announce the top-line results within two to three months following completion of the initial 24-week placebo-controlled efficacy portion of the clinical trial. We do not expect this unblinding of efficacy data to result in any statistical penalty. Based on the timing assumptions described above, we would expect to report TIGER-1 top-line results in the third quarter of 2008.

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

We expect that TIGER-2 will include approximately 350 patients and be 24 weeks in duration. In terms of timing, our strategy is to have a staged approach for the initiation of clinical sites for TIGER-2, beginning after enrollment is completed in TIGER-1. In 2008, the initial stage will focus on recruiting patients from select U.S. and Canadian sites, some of which participated in TIGER-1 and some new sites. Thereafter, we intend to expand outside of North America as individual countries become eligible to be included in TIGER-2 from a regulatory perspective and we are allowed to include sites in the related countries. We would expect to add international sites throughout the year in 2008, with international patient enrollment beginning in the second half of 2008.

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

We recently initiated a small clinical trial to enhance the scientific data regarding the mechanism of action of denufosol. The single-dose clinical trial is designed as a double-blind, two-way crossover evaluation of the effects of 60 mg of denufosol on mucociliary clearance, compared to placebo, in 12 patients with cystic fibrosis lung disease. In addition, although not requested by the FDA, we may conduct further clinical trials to evaluate denufosol in patients with lower lung function, to gain a better understanding of the initial dose tolerability of denufosol in a patient population with more significant airflow obstruction.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $25 million to $45 million. This estimate includes any additional Phase 2 clinical trials, conducting the TIGER-1 and TIGER-2 clinical trials and any required toxicology and carcinogenicity studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current cGMP standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory and any potential development milestones payable to the Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

Epinastine nasal spray for allergic rhinitis

Overview. Epinastine HCl is a topically active, direct H1-receptor antagonist and inhibitor of histamine release from mast cells that is being developed by us as an intranasal treatment for allergic rhinitis.

In February 2006, we entered into a development and license agreement with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim. The agreement grants us certain exclusive rights to develop and market an intranasal dosage form of epinastine, in the United States and Canada, for the treatment or prevention of rhinitis. Epinastine nasal spray, a dosage form not yet approved by the FDA, is not protected by a composition of matter patent in the United States. Upon filing an NDA for epinastine nasal spray that would rely on new clinical investigations, we would be eligible under the Federal Food, Drug and Cosmetic Act, as amended by the Hatch-Waxman Act, for a three-year period of market exclusivity for the product if those new clinical investigations are needed for FDA approval. With such exclusivity, the FDA would be barred from approving a 505(b)(2) application or an ANDA for that dosage form of epinastine for three years. However, the FDA would not be barred from approving a dosage form not protected by the exclusivity. In addition to this three-year commercial exclusivity period, we intend to pursue various possible forms of intellectual property protection to protect the commercial exclusivity of an intranasal epinastine product.

Development Status. In October 2006, our IND application for epinastine nasal spray was filed with the FDA and we began Phase 2 clinical trials. The Phase 2 program included several clinical and toxicology studies to determine the optimal formulation and dose.

In May 2007, we announced the results of a Phase 2 clinical trial to evaluate epinastine nasal spray for the treatment of seasonal allergic rhinitis. This Phase 2 clinical trial was a 14-day, randomized, double-blind comparison of two doses of epinastine nasal spray (0.05% and 0.1%) to placebo in 569 subjects who had a documented history of seasonal allergic rhinitis to mountain cedar pollen. Of the subjects randomized in the clinical trial, 95% completed the clinical trial and no serious adverse events were reported. While the most common adverse event observed was bitter taste, it was only reported by 4% of subjects in the 0.05% group and by 5% of subjects in the 0.1% group.

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

Based on the results of this clinical trial and our End-of-Phase 2 meeting with the FDA, we plan to proceed to a Phase 3 clinical program to evaluate epinastine nasal spray for the treatment of allergic rhinitis. The Phase 3 program is expected to consist of three pivotal Phase 3 clinical trials, including two seasonal allergic rhinitis, or SAR, clinical trials and one perennial allergic rhinitis, or PAR, clinical trial. We expect to initiate the first Phase 3 clinical trial in the fourth quarter of 2007 during the mountain cedar season, with results anticipated in the second quarter of 2008.

We are in the process of initiating the required 6-month intranasal toxicology study of epinastine in a single animal species and expect to have results by mid-2008. These results are necessary to begin the PAR clinical trial, which will include one-year safety results required for a potential NDA. We intend to initiate the second SAR clinical trial and the PAR clinical trial in 2008.

During our End-of-Phase 2 meeting, the FDA indicated that standard cardiac safety monitoring would be required in at least one Phase 3 clinical trial but that it would not be necessary to conduct a thorough QT/QTc clinical trial.

Estimated subsequent costs necessary to submit an NDA for epinastine nasal spray for the treatment of allergic rhinitis are projected to be in the range of $25 million to $45 million. This estimate includes conducting three planned Phase 3 clinical trials and any required toxicology studies, manufacturing epinastine for clinical trials, producing qualification lots consistent with current cGMP standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials and toxicology studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 2 or Phase 3 clinical trials may be necessary, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

Development Status. We have filed an IND for the first compound in a series of compounds and in the first quarter of 2007, we initiated a Phase 1 proof-of-concept dose-ranging clinical trial in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in intraocular pressure. The clinical trial is designed with three cohorts of patients receiving increasing dosage levels of the compound. Enrollment is ongoing in this clinical trial. We have completed dosing in the first of three cohorts and expect to begin the second cohort this fall. Based upon progress to date, we expect top line results from this clinical trial in the first half of 2008. Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

Revenues

Co-promotion revenues for the three months ended June 30, 2007 were approximately $15.4 million, as compared to approximately $13.4 million for the same period in 2006. Co-promotion revenue from net sales of Elestat for the three months ended June 30, 2007 was approximately $9.7 million, as compared to approximately $9.4 million for the same period in 2006. The 3% increase in 2007 co-promotion revenue for Elestat was primarily due to a reduction in rebates and discounts and a price increase for Elestat that became effective during the first quarter of 2007, partially offset by a decline in market share for Elestat. Co-promotion revenue from net sales of Restasis for the three months ended June 30, 2007 was approximately $5.7 million, as compared to approximately $4.0 million for the same period in 2006. The increase in 2007 co-promotion revenue for Restasis of approximately $1.7 million, or 41%, was primarily due to increased patient usage of Restasis, based on the increase of prescriptions year-over-year, and a price increase that became effective during the first quarter of 2007. In addition, in April 2007, there was a final scheduled increase of the percentage of net sales of Restasis to which we were entitled. Restasis is currently the only approved prescription product indicated for dry eye disease.

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

Competition from the introduction of a new branded product and a new generic has caused a decline in 2007 market share for Elestat. Based upon national prescription data from IMS Health, for the three months ended June 30, 2007, Elestat represented approximately 8% of the total U.S. allergic conjunctivitis market, as compared to approximately 9% for the same period in 2006.

In regards to co-promotion revenue from net sales of Elestat, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. During a fiscal year, we recognize product co-promotion revenue associated with targeted net sales levels for Elestat achieved during that time period and defer revenue in excess of the sales level achieved. During the three month period ended June 30, 2007, we achieved the annual 2007 net sales target level which allowed us to recognize $2.4 million of previously deferred 2007 product co-promotion revenue for Elestat. Similarly, during the three month period ended June 30, 2006, we achieved the annual 2006 net sales target level which allowed us to recognize $1.8 million previously deferred 2006 product co-promotion revenue for Elestat.

Since the launch of Elestat, Allergan has secured coverage on formularies of certain commercial and government plans. This coverage provides Allergan and us an opportunity to enhance or maintain prescription market share, but generally requires price concessions through rebate programs which impact the level of co-promotion revenue that we receive from net sales of Elestat. Due to the large number of competing products in the allergic conjunctivitis market, some of these price concessions have been significant. Since the beginning of 2006 when Medicare Part D became effective, there has been a decrease in prescriptions for Elestat reimbursed by state Medicaid programs which were partially offset by an increase of prescriptions reimbursed under Medicare Part D plans and to a lesser extent, commercial plans. This shift to Medicare Part D plans has resulted in lesser amounts of rebates than under Medicaid programs. On an annual basis, Allergan negotiates for coverage under states’ Medicaid programs and coverage under commercial and Medicare programs. These activities can result in either maintaining, losing or gaining Medicaid, Medicare and commercial formulary coverage. During 2006, we lost Elestat coverage under several state Medicaid plans which was not anticipated. While the loss of these coverages did not significantly impact our portion of the co-promotion revenue due to the large price concessions associated with these particular states, future loss of coverage under additional states or commercial plans may have a negative impact on our co-promotion revenue.

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

All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. However, less than 2% of our co-promotion revenue from Restasis is derived from sales of Restasis outside of the United States. Restasis, in terms of prescription volume, has grown significantly since it was first launched in April 2003. Total prescriptions, as reported by IMS Health, were approximately 835,000 for the three months ended June 30, 2007, a 18% increase over the same period in 2006. Our entitled percentage of net sales of Restasis increased for the last time in April 2007. For the three months ended June 30, 2007, Allergan recorded approximately $77 million of revenue from net sales of Restasis, as compared to approximately $66 million in the three months ended June 30, 2006.

We expect to launch AzaSite on August 13, 2007. Beginning in July 2007, we started receiving and processing orders for AzaSite as we begin to load the supply chain in preparation of the launch of AzaSite. These initial orders, received and processed prior to launch, are being offered with special terms as stocking incentives for wholesalers. The special terms are only being offered for a specified period of time of approximately one month prior to the launch of AzaSite. Sales with these special terms will be accounted for using the consignment model, which requires that we defer revenue until such time that the product is resold further into the supply chain or the product is no longer subject to the special terms. Sales made subsequent to this specified time period will include payment terms and return rights that are customary in the industry. For these orders, we plan on recording revenue at the date of shipment, when title and substantially all the risks and rewards of ownership has transferred to the customer. See the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed discussion of revenue recognition as it relates to sales of AzaSite.

Research and Development Expenses

Research and development expenses were approximately $8.0 million for the three months ended June 30, 2007, as compared to approximately $9.2 million for the same period in 2006. The decrease in research and development expenses of approximately $1.2 million, or 13%, for the three months ended June 30, 2007, as compared to the same period in 2006, was primarily due to less spending on our INS50589 Antiplatelet and oral antiplatelet programs and our denufosol for retinal disease program, all of which development was discontinued in 2006, as well as positive and negative fluctuations in spending on our active development programs. In addition, the overall decrease in expense was partially offset by spending on two new programs initiated subsequent to June 2006: (i) AzaSite for bacterial conjunctivitis and (ii) bilastine for seasonal allergic rhinitis.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $10.3 million for the three months ended June 30, 2007, as compared to approximately $6.5 million for the same period in 2006. The increase in selling and marketing expenses of approximately $3.8 million, or 60%, for the three months ended June 30, 2007, as compared to the same period in 2006, resulted from an increase in various expenses associated with the pre-launch activities related to AzaSite, including the expansion of our sales force from 64 to 98 sales representatives and other marketing and promotional activities. We have also incurred a general increase in the costs associated with our sales force including increased salary, personnel related expenses and stock-based compensation expense.

Our commercial organization currently focuses its promotional efforts for Elestat and Restasis on approximately 8,500 highly prescribing ophthalmologists, optometrists and allergists in our target universe. In launching AzaSite, we have expanded our existing sales force to a total of 98 representatives who will call on eye care professionals, who we currently call on, and select high prescribing pediatricians and primary care physicians. Our selling and marketing expenses include all direct costs associated with the commercial organization, which include our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, fleet management and travel. Our marketing and promotion expenses include product management, promotion, advertising, public relations, Phase 4 clinical trial costs, physician training and continuing medical education and administrative expenses.

General and Administrative Expenses

General and administrative expenses were approximately $3.1 million for the three months ended June 30, 2007, as compared to approximately $4.3 million for the same period in 2006. The decrease in general and administrative expenses of approximately $1.2 million, or 28%, for the three months ended June 30, 2007, as compared to the same period in 2006, was primarily due to less legal and administrative expenses associated with our stockholder litigation and SEC investigation. In June 2007, we received a reimbursement from our insurance provider of approximately $900,000 related to legal fees we have incurred as a result of defending against the stockholder litigation and SEC investigation.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Other Income (Expense)

Other income, net was approximately $211,000 for the three months ended June 30, 2007, as compared to approximately $1.2 million for the same period in 2006. Other income fluctuates from year to year and from period to period based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt and capital lease obligations. The decrease in other income of approximately $1.0 million, or 82%, for the three months ended June 30, 2007, as compared to the same period in 2006, was primarily due to an increase in interest expense of approximately $562,000 associated with borrowing $20.0 million of debt in December 2006 and additional borrowings of $20.0 million in the three months ended June 30, 2007, as well as a decrease in interest income resulting from lower average cash and investment balances.

Six Months Ended June 30, 2007 and 2006

Revenues

Total revenues were approximately $22.6 million for the six months ended June 30, 2007, as compared to approximately $18.9 million for the same period in 2006. The increase in 2007 revenue of approximately $3.7 million, or 19%, was due to increased co-promotion revenue from net sales of Elestat and Restasis in 2007, as compared to 2006. Total revenues for the 2006 period also included the recognition of a development milestone of $1.25 million from Santen for diquafosol tetrasodium in accordance with our development, license and supply agreement.

Co-promotion revenue from net sales of Elestat and Restasis for the six months ended June 30, 2007 was approximately $12.1 million and approximately $10.5 million, respectively, as compared to approximately $10.7 million and approximately $6.9 million, respectively, for the same period in 2006. Based upon national prescription data from IMS Health, for the six months ended June 30, 2007 and 2006, Elestat represented approximately 9% of the total U.S. allergic conjunctivitis market. For the six months ended June 30, 2007, Allergan recorded approximately $156 million of revenue from net sales of Restasis, as compared to approximately $132 million in the six months ended June 30, 2006.

Our future revenue will depend on various factors including the continued commercial success of Elestat and Restasis, pricing, rebates, discounts and returns for both products, the effect of competing products, coverage and reimbursement under commercial or government plans, seasonality of sales of Elestat and duration of market exclusivity of Elestat and Restasis. If Allergan significantly under-estimates or over-estimates rebate amounts, there could be a material effect on our revenue. In addition to the continuing co-promotion revenue from sales of Elestat and Restasis, our future revenue will also depend on the effectiveness of our commercial launch and continued commercialization of AzaSite, our ability to enter into additional collaboration agreements, and to achieve milestones under existing or future collaboration agreements, as well as whether we obtain regulatory approvals for our product candidates.

Research and Development Expenses

Research and development expenses were approximately $30.7 million for the six months ended June 30, 2007, as compared to approximately $18.3 million for the same period in 2006. The increase in research and development expenses of approximately $12.4 million, or 68%, for the six months ended June 30, 2007, as compared to the same period in 2006, was primarily due to approximately $13.9 million incurred related to AzaSite, including the payment of a $13.0 million upfront licensing fee upon the execution of the agreement with InSite Vision for the exclusive right to commercialize AzaSite in the United States and Canada. Costs associated with our other product candidates’ research and development activities for the six months ended June 30, 2007 were approximately $16.8 million and were primarily associated with our denufosol for cystic fibrosis and our epinastine nasal spray for allergic rhinitis programs.

Our research and development expenses for the six months ended June 30, 2007 and 2006 and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Six Months Ended June 30,				Cumulative from Inception to June 30, 2007
	2007	%	2006	%		%
AzaSite (1)	$13,937	45	$—	—	$13,937	6
Denufosol tetrasodium for cystic fibrosis	5,416	18	5,646	31	37,964	16
Epinastine nasal spray for allergic rhinitis (2)	4,162	13	3,744	21	12,637	5
INS115644 for glaucoma	1,416	5	1,300	7	5,059	2
Bilastine for seasonal allergic rhinitis	1,162	4	—	—	8,301	3
Prolacria (diquafosol tetrasodium) for dry eye disease	844	3	627	3	39,982	16
INS50589 for use in acute cardiac care (3)	76	—	2,418	13	13,045	5
Denufosol tetrasodium for retinal disease (3)	31	—	896	5	9,136	4
Other research, preclinical and development costs (4)	3,696	12	3,651	20	105,492	43

Total	$30,740	100	$18,282	100	$245,553	100

(1)	Includes a $13.0 million upfront licensing fee upon the signing of the license agreement with InSite Vision.
(2)	Expense in 2006 includes a $2.5 million upfront licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim.
(3)	As of June 30, 2007, this program was not in active development.
(4)	Other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs, discontinued and/or inactive programs. These unallocated costs include personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $17.9 million for the six months ended June 30, 2007, as compared to approximately $13.6 million for the same period in 2006. The increase in selling and marketing expenses of approximately $4.3 million, or 32%, for the six months ended June 30, 2007, as compared to the same period in 2006, resulted from an overall increase in various expenses associated with the pre-launch activities related to AzaSite, including the expansion of our sales force and other marketing and promotional activities. We have also incurred a general increase in the costs associated with our sales force including increased salary, personnel related expenses and stock-based compensation expense.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches, including the periods surrounding our launch of AzaSite in the third quarter of 2007.

General and Administrative Expenses

General and administrative expenses were approximately $6.8 million for the six months ended June 30, 2007, as compared to approximately $8.8 million for the same period in 2006. The decrease in general and administrative expenses of approximately $2.0 million, or 23%, for the six months ended June 30, 2007, as compared to the same period in 2006, was primarily due to less legal and administrative expenses associated with our stockholder litigation and SEC investigation. In June 2007, we received a reimbursement from our insurance provider of approximately $900,000 related to legal fees incurred as a result of defending against the stockholder litigation and SEC investigation. Legal fees, excluding amounts reimbursed, were approximately $1.1 million for the six months ended June 30, 2007, as compared to approximately $2.5 million for the same period in 2006.

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

Other Income (Expense)

Other income, net was approximately $817,000 for the six months ended June 30, 2007, as compared to approximately $2.3 million for the same period in 2006. Other income fluctuates from year to year and from period to period based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt and capital lease obligations. The decrease in other income of approximately $1.5 million, or 65%, for the six months ended June 30, 2007, as compared to the same period in 2006, was primarily due to an increase in interest expense of approximately $987,000 associated with borrowing $20.0 million of debt in December 2006 and additional borrowings of $20.0 million in the three months ended June 30, 2007 as well as a decrease in interest income resulting from lower average cash and investment balances. Future other income will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of equity securities, including private sales of preferred stock and public offerings of common stock. In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development, including the in-licensing of bilastine from FAES in November 2006 and AzaSite from InSite Vision in February 2007. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed a total of $40.0 million under this agreement. All loan advances made under the agreement mature in March 2011. The commitment period during which we can draw upon the new supplemental term loan facility ends on December 31, 2007. We also currently receive revenue from net sales of Elestat and Restasis, and expect to receive revenue from net sales of AzaSite beginning in the third quarter of 2007, but do not expect this revenue to exceed our 2007 operating expenses.

At June 30, 2007, we had net working capital of approximately $50.9 million, a decrease of approximately $38.8 million from approximately $89.7 million at December 31, 2006. The decrease in working capital was principally due to $32.0 million in milestone payments related to AzaSite, as described below, as well as the use of funds for our normal operating expenses, which exceeded the revenue we recognized. Our principal sources of liquidity at June 30, 2007 were approximately $38.2 million in cash and cash equivalents and approximately $29.7 million in investments, which are considered available-for-sale, and the potential to borrow an additional $20.0 million under our amended loan and security agreement.

On July 20, 2007, we completed a sale of preferred stock with Warburg Pincus Private Equity IX, L.P., or Warburg, pursuant to which we agreed sold 140,186 shares of our Series A Exchangeable Preferred Stock, or Exchangeable Preferred Stock, to Warburg at a price per share of $535.00, for gross proceeds of $75.0 million. Each share of the Exchangeable Preferred Stock will be exchangeable for 100 shares of our common stock. We plan to use the proceeds from the financing to fund the commercialization of AzaSite and our ongoing research and development activities as well as for working capital and general corporate purposes.

Dividends on the Exchangeable Preferred Stock, if not exchanged, will be cumulative starting on July 20, 2008 and will accrue at an annual rate of 10% of the purchase price per share, compounded quarterly beginning with amounts accrued for the quarter ended September 30, 2008. Dividends will be payable until all or a portion of the Exchangeable Preferred Stock is exchanged for common stock or until the Exchangeable Preferred Stock is redeemed by us upon a liquidation, dissolution or change in control or is otherwise acquired by us. The conversion of the Exchangeable Preferred Stock is subject to stockholder approval by the holders of our common stock and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We have agreed to use our reasonable best efforts to convene a meeting of our stockholders to approve the exchange of the Exchangeable Preferred Stock. We shall be deemed to have used our reasonable best efforts if we convene such stockholder meeting before December 31, 2007. If the Exchangeable Preferred Stock remains outstanding on the fourth anniversary of the closing, both we and the holders of the outstanding Exchangeable Preferred Stock will have the right to cause the redemption of such stock for cash in a per share amount equal to the greater of: (i) the sum of the purchase price per share for the Exchangeable Preferred Stock plus all accrued but unpaid dividends through the date of such redemption and (ii) an amount equal to the average of the closing prices for the common stock on the Nasdaq Global Market for the 20 trading days immediately preceding the date which we or the holders of the outstanding Exchangeable Preferred Stock exercise such right multiplied by the then current exchange rate for the Exchangeable Preferred Stock.

On February 15, 2007, we signed an exclusive license agreement with InSite Vision for U.S. and Canadian commercialization of AzaSite, a treatment for bacterial conjuctivitis. In conjunction with this license agreement, we paid InSite Vision an upfront license fee of $13.0 million. On April 27, 2007, AzaSite was approved by the FDA for the treatment of bacterial conjunctivitis. In conjunction with the FDA approval, we paid InSite Vision an additional $19.0 million milestone. The $19.0 million milestone has been capitalized and is being amortized on a straight-line basis over the term of the patent coverage. In addition, we are also obligated to pay InSite Vision a 20% royalty for the first two years of commercialization and a 25% royalty thereafter on net sales of AzaSite in the United States and Canada.

Our working capital requirements may fluctuate in future periods depending on many factors, including: the number, magnitude, scope and timing of our development programs; the costs related to the commercialization of AzaSite; the costs related to the potential FDA approval of our other product candidates; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the efficiency of manufacturing processes developed on our behalf by third parties; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue; the commercial potential of our products and product candidates; legal and administrative costs associated with resolving and satisfying any potential outcome of our stockholder litigation and SEC investigation; and any expansion of facility space.

Our actual 2007 financial results will be largely dependent on the commercialization of AzaSite, as well as the clinical and regulatory developments and timing of our epinastine nasal spray, denufosol, Prolacria and glaucoma programs. Based upon current Elestat and Restasis trends and the anticipated launch of AzaSite, we expect to record 2007 aggregate revenue in the range of $47-$57 million. Based on projected operating plans and activities completed in the first six months, we expect 2007 total operating expenses to be in the range of $115-$130 million. Costs of goods sold, amortization of the $19.0 million approval milestone, and royalty obligations to InSite Vision on any sales of AzaSite are expected to be in the range of $3-$6 million. Total estimated selling and marketing, and general and administrative, expenses are estimated to be in the range of $42-$48 million and $15-$19 million, respectively. Research and development expenses have been revised to reflect (a) reduced spending associated with the bilastine program for 2007 and (b) the latest project plans associated with the further development of our product candidates, and are now estimated to be in the range of $55-$65 million. The expected cash usage for the remaining six months of 2007 is expected to be in the range of $30-$45 million, excluding any additional borrowings under our debt facility and/or other financing transactions. The expected cash usage does not adjust for the $75.0 million of gross proceeds received from the Warburg transaction which closed in July 2007.

Included within our operating expenses guidance are projected stock-based compensation costs of approximately $3 million. This estimate is based on the unvested portion of stock options and restricted stock units outstanding as of June 30, 2007, our current stock price, and an anticipated level of share-based payments granted during 2007, including the hiring of additional employees needed to support the launch of AzaSite in 2007. For the six months ended June 30, 2007, we recognized non-cash stock-based compensation expense of approximately $1.1 million.

Our 2007 forecasted results will be largely dependent on the effectiveness of our commercialization of AzaSite and key development and regulatory events. We may have to adjust our guidance throughout 2007 as additional information concerning these events is obtained. The actual amount of operating expenses could differ significantly should our anticipated development plans change based upon program progress and events associated with our portfolio of product candidates, including the out-licensing or partnering of any of our programs.

We expect to have sufficient liquidity to continue our planned operations through 2008, considering the proceeds received from the Warburg transaction that closed in July 2007. Our liquidity needs will largely be determined by key development and regulatory events. In order for us to continue operations substantially beyond 2008 we will need to: (1) successfully commercialize AzaSite, (2) obtain additional product candidate approvals, which would trigger milestone payments to us, (3) out-license rights to certain of our product candidates, pursuant to which we would receive income, (4) raise additional capital through equity or debt financings or from other sources and/or (5) reduce expenditures and spending on one or more research and development programs. We currently have the ability to draw upon an additional $20.0 million of debt under our existing loan facility. Additionally, we currently have the ability to sell approximately $13.9 million of common stock under an effective shelf registration statement, which we filed with the SEC on April 16, 2004 and $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an additional effective shelf registration statement which we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement.

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

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, we and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. On May 14, 2007, Magistrate Judge Eliason, to whom the District Court had referred the motion, issued a Recommendation that the District Court grant Defendants’ motion to dismiss the CAC. Plaintiffs filed objections to this Recommendation in which they argued that the District Court should not accept the Recommendation, and Defendants responded to Plaintiffs’ objections.

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s Recommendation and granted our and the other defendants’ motion and dismissed the CAC with prejudice. The plaintiffs currently have a right of appeal to the United States Court of Appeals for the Fourth Circuit, which the plaintiffs may choose to exercise within the period established by rule. If appealed, we intend to defend the litigation vigorously.

As with any legal proceeding, we cannot predict with certainty the eventual outcome of these lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made. Furthermore, we will have to incur expenses in connection with these lawsuits, which may be substantial. Moreover, responding to and defending the pending litigation will result in a diversion of management’s attention and resources and an increase in professional fees. We have various insurance policies related to the risk associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover all the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

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

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have had further meetings with the SEC staff.

We cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made. Responding to this investigation will result in a diversion of management’s attention and resources and an increase in professional fees. We have various insurance policies related to the risk associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover all the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

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

Revenue Recognition

We record all of our revenue from product co-promotion activities and collaborative research agreements and plan to record product revenues from sales of AzaSite in accordance with SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” or SAB No. 104. SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Product Revenues

We plan on recognizing revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of product stocking incentives offered for approximately one month prior to the product’s launch. In the United States, we plan to sell AzaSite primarily to wholesalers and distributors, who, in turn, will sell to pharmacies and Federal, State and commercial healthcare organizations. Accruals, or reserves, for estimated rebates, discounts, wholesaler chargebacks and other sales incentives (collectively “sales incentives”) will be recorded in the same period that the related sales are recorded and will be recognized as a reduction in sales of AzaSite. The sales incentive reserves will be recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, will be based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates will take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience and forecasted customer buying patterns. Amounts accrued, or reserved, for sales incentives will be adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate.

In addition to SAB No. 104, our ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists,” or SFAS No. 48, as issued by the Financial Accounting Standards Board, or FASB. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Customers will be able to return short-dated or expired AzaSite that meet the guidelines set forth in our return goods policy. Returns will be accepted from both wholesalers and retail pharmacies. Consistent with industry standards, our return goods policy will allow for returns of AzaSite within an eighteen-month period, from six months prior to the expiration date to up to twelve months after the expiration date. In accordance with SFAS No. 48, we are required to estimate the level of sales that will ultimately be returned pursuant to our return policy and to record a related reserve at the time of sale. These amounts are deducted from our gross sales of AzaSite in determining our net sales. Since AzaSite is a new product, we will be utilizing the return data of several comparative products with ocular indications that are subject to similar return policies and wholesaler relationships as a basis for our initial return estimates, including our own experience with Elestat and Restasis as well as another drug indicated for bacterial conjunctivitis. Future estimated returns of AzaSite will be based primarily on the return data for these comparative products and our own historical experience with AzaSite. We will also consider other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others.

Immediately preceding the launch of AzaSite, we plan to offer wholesalers with stocking incentives that allow for extended payment terms, product discounts, and guaranteed sale provisions (collectively, “special terms”). These special terms are only being offered during a specified time period of approximately one month prior to the launch of AzaSite. We have determined that any sales of AzaSite made under these special term provisions will be accounted for using a consignment model since substantially all the risks and rewards of ownership do not transfer upon shipment. Under the consignment model, we will not recognize revenue upon shipment of AzaSite purchased with the special terms, but will record deferred revenue at gross invoice sales price and classify inventory of AzaSite held by the wholesalers as consignment inventory. We will recognize the revenue from such sales the earlier of when the inventory of AzaSite held by the wholesalers is sold through to the wholesalers’ customers or when such inventory of AzaSite is no longer subject to the special terms. All sales subsequent to this specified time period will include payment terms and return rights that are customary in the industry. For these sales, we plan on recording revenue on the date of shipment, as discussed above.

We plan on utilizing data from external sources to help us estimate our gross to net sales adjustments as they relate to the sales incentives and recognition of revenue for AzaSite sold under the special term provisions. External sourced data will include among others, information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and data from IMS Health, a supplier of market research data to the pharmaceutical industry. We also plan to use such data to help estimate and identify prescription trends, patient demand and average selling prices.

Product Co-promotion Revenues

We recognize co-promotion revenue based on net sales for Elestat and Restasis, as defined in the co-promotion agreements, and as reported to us by Allergan. We actively promote both Elestat and Restasis through our commercial organization and share in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s net sales for both Elestat and Restasis, reported to us by Allergan, as co-promotion revenue. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Elestat and Restasis. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. For fiscal years 2006, 2005 and 2004, the amount of rebates associated with our incentive programs in each year was less than one-half of one percent of our co-promotion revenues. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, we record revenues using a reduced percentage of net sales based upon our level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue.

Collaborative Research and Development Revenues

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

Inventories

Our inventories are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We plan to regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We will base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories.

Income Taxes

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance against all potential tax assets due to uncertainties in our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

Liabilities

We generally enter into contractual agreements with third-party vendors to provide clinical, preclinical/toxicology, manufacturing, research and other services in the ordinary course of business. Many of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. We monitor all significant research and development, manufacturing, promotion and marketing and other service activities and the progression of work related to these activities. We estimate the underlying obligation for each activity based upon our estimate of the amount of work performed and compare the estimated obligation against the amount that has been invoiced. Because of the nature of certain contracts and related delay in the contract’s invoicing, the obligation to these vendors may be based upon management’s estimate of the underlying obligation. We record the larger of our estimated obligation or invoiced amounts for completed service. In all cases, actual results may differ from our estimate.

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

Total stock-based compensation for the three and six months ended June 30, 2007 and 2006 was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$189	$134	$315	$288
Selling and marketing	182	59	297	110
General and administrative	271	150	476	305

Total stock-based compensation expense	$642	$343	$1,088	$703

As of June 30, 2007, approximately $7.1 million and $572,000 of total unrecognized compensation cost related to unvested stock options and restricted stock units, respectively, is expected to be recognized over a weighted-average period of 2.6 years and 4.1 years, respectively. We currently estimate total stock-based compensation expense will be approximately $3 million in 2007. This estimate is based on the unvested portion of stock options and restricted stock units outstanding as of June 30, 2007, our current stock price, and an anticipated level of share-based payments granted during 2007, including the hiring of additional employees needed to support the launch of AzaSite in 2007. Should our stock price change significantly from its current level, and/or if our anticipated headcount changes, particularly to support the AzaSite launch, actual stock-based compensation expense could change significantly from this projection. However, the actual amount of stock-based compensation expense recognized in the future will largely depend on levels of share-based payments granted in future periods and changes in our stock price.

Impact of Inflation

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

Impact of Recently Issued Accounting Pronouncements

In June 2007, the EITF of the FASB reached consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF Issue No. 07-3. EITF Issue No. 07-3 addresses the issue of when to record nonrefundable advance payments for goods or services that will be used or rendered for research and development activities as expenses. The EITF has concluded that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007. We have assessed the impact of EITF Issue No. 07-3 and expect no impact to our financial statements upon adoption of this guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. We are currently evaluating the impact, if any, of SFAS No. 159 on our financial statements. If elected, SFAS No. 159 would be effective as of January 1, 2008.

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

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At June 30, 2007, our portfolio of available-for-sale investments consisted of approximately $19.9 million of investments maturing within one year and approximately $9.8 million of investments maturing after one year but within 36 months. In addition, we have $515,000 of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

Our risk associated with fluctuating interest expense is limited to capital leases, other short-term debt obligations and future borrowings under the term loan facility. The interest rate on our long-term debt is fixed on outstanding borrowings under the term loan facility, but future draws on the facility will assume interest based upon current market interest rates at the time of borrow. Assuming other factors are held constant, an increase in interest rates from the fixed rate on our debt generally results in a decrease in the fair value of our long-term debt, and a decrease in interest rates generally results in an increase in the fair value of our long-term debt. However, neither an increase nor a decrease in interest rates will impact the carrying value of the long-term debt. As of June 30, 2007, the fair value of our long-term debt borrowings approximate their carrying value of $40.0 million.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $200,000 as of June 30, 2007. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

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

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, we and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. On May 14, 2007, Magistrate Judge Eliason, to whom the District Court had referred the motion, issued a Recommendation that the District Court grant Defendants’ motion to dismiss the CAC. Plaintiffs filed objections to this Recommendation in which they argued that the District Court should not accept the Recommendation, and Defendants responded to Plaintiffs’ objections.

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s Recommendation and granted our and the other defendants’ motion and dismissed the CAC with prejudice. The plaintiffs currently have a right of appeal to the United States Court of Appeals for the Fourth Circuit, which the plaintiffs may choose to exercise within the period established by rule. If appealed, we intend to defend the litigation vigorously.

As with any legal proceeding, we cannot predict with certainty the eventual outcome of these lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

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

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have had further meetings with the SEC staff.

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

Risks Related to Product Commercialization

Failure to adequately market and commercialize AzaSite will limit our revenues.

The commercial success of AzaSite will largely depend on a number of factors, including:

•	The scope of the product’s launch into the United States;

•	Acceptance by patients and physicians;

•	The effectiveness of our sales and marketing efforts;

•	Ability to differentiate AzaSite relative to our competitors’ products;

•	Ability to further develop clinical information to support AzaSite;

•	A knowledgeable sales force;

•	Adequate market penetration;

•	Adequate pricing and reimbursement under commercial or governmental plans;

•	Successfully contracting for manufacturing capability to meet demand;

•	The manufacturer’s successful building and sustaining of such manufacturing capability;

•	Our ability to enter into managed care and governmental agreements; and

•	Any competitor’s ability to successfully commercialize competing therapies.

We expect to launch AzaSite on August 13, 2007. The effectiveness of the launch of AzaSite is dependent upon a number of factors, including entering into contracts related to supply chain management, managed care and third-party payors. The implementation of these and other steps related to a product launch will take significant time and resources. We are responsible for all aspects of the commercialization of this product, including determination of formularies upon which AzaSite is listed, manufacturing, distribution, marketing and sales. If AzaSite is not successfully commercialized, our revenues will be limited.

We have had limited experience in commercialization of products.

We have established a sales force to market and promote AzaSite, Elestat and Restasis, as well as other potential products. Although the members of our sales force have had experience in sales with other companies, prior to 2004 we did not have a sales force and we may experience difficulties maintaining our sales force. We have incurred substantial expenses in establishing and maintaining our sales force, including substantial additional expenses for the training and management of personnel and the infrastructure to enable our sales force to be effective and compliant with the multiple laws and regulations affecting sales and promotion of pharmaceutical products. We expect to continue to incur substantial expenses in the future.

As part of our AzaSite launch preparation, we have expanded our sales force to a total of 98 sales representatives who will call on eye care professionals, who we currently call on, and select high prescribing pediatricians and primary care physicians. We have no prior experience calling on pediatricians and primary care physicians. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and financial resources, and those with products for indications that are completely unrelated to those of our products, compete for the time and attention of pediatricians and primary care physicians. Furthermore, if additional products are approved, we will consider substantially expanding our sales force. We may not be able to successfully continue to attract and retain the desired number of qualified sales personnel necessary to support the commercialization of AzaSite, or for other future needs. The costs of maintaining our sales force may exceed our product revenues.

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

The manufacture and sale of Restasis is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014. If and when we experience competition, including generics, for Restasis, our revenues attributable to Restasis will be significantly impacted. Our agreement with Allergan provides that we have the responsibility for promoting and marketing Elestat in the United States and paying the associated costs. There can be no assurances that revenues associated with Elestat and Restasis will exceed the related selling, promoting and marketing expenses associated with co-promotion activities for these products during the year ending December 31, 2007 or any future period. Our revenues will be impacted from time to time by the number of formularies upon which these products are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates. Allergan is responsible for determining the formularies upon which Elestat and Restasis are listed and making the appropriate regulatory and other filings. Inclusion on certain formularies may require price concessions through rebate programs that impact the level of co-promotion revenue that we receive on a product. The need to give price concessions can be particularly acute where a greater number of competing products are listed on the same formulary. Presently, there are a large number of competing products in the allergic conjunctivitis area. On an annual basis, Allergan negotiates for coverage under states’ Medicaid programs and coverage under commercial and Medicare programs. These activities can result in either maintaining, losing or gaining Medicaid, Medicare and commercial formulary coverage. During 2006, we lost Elestat coverage under several state Medicaid plans which was not anticipated. While the loss of these coverages did not significantly impact our portion of the co-promotion revenue due to the large price concessions associated with these particular states, future loss of coverage under additional states or commercial plans may have a negative impact on our co-promotion revenue.

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

New branded products and generics have recently been introduced into the allergic conjunctivitis market. The introduction of these new products has increased the competition for Elestat and has taken market share from Elestat, which has had, and may continue to have, a negative impact on our revenues.

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

The manufacturing of sufficient quantities of new and/or approved product candidates is a time-consuming and complex process. We have no experience or capabilities to conduct the large-scale manufacture of any of our product candidates. In order to successfully commercialize AzaSite and continue to develop our product candidates, we need to contract or otherwise arrange for the necessary manufacturing. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us or our collaborators. With the exception of (i) AzaSite for which we have contracted with InSite Vision for the active pharmaceutical ingredients, or APIs, and for which we are responsible for contracting with a third-party manufacturer to manufacture and supply AzaSite in finished product form, (ii) Santen, for which we are required to supply bulk APIs, and (iii) bilastine for which we will be responsible for contracting with a third-party manufacturer to manufacture and supply bilastine in finished product form, all of our partners are responsible for making their own arrangements for the manufacture of drug products, including arranging for the manufacture of bulk APIs. Our dependence upon third parties for the manufacture of both drug substance and finished drug products may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our operations and revenues. If we, or our partners, are unable to engage or retain third-party manufacturers on commercially acceptable terms, our products may not be commercialized as planned. Our strategy of relying on third parties for manufacturing capabilities presents the following risks:

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

•	A potential NDA approval may be contingent upon the results of an FDA inspection to confirm cGMP compliance and adherence to the specifications submitted to the FDA;

•

Manufacturing facilities are subject to ongoing post-approval FDA inspections to ensure continued compliance with cGMP regulations. If the manufacturing facility does not maintain cGMP compliance after NDA approval, the FDA has the authority to seize product produced under such conditions and may seek to enjoin further manufacture and distribution, as well as other equitable remedies such as mandatory recall;

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

We are responsible for the manufacture of AzaSite pursuant to regulatory requirements. Under our supply agreement with InSite Vision, InSite Vision is responsible for supplying us with azithromycin, the API used in AzaSite. InSite Vision, in turn, relies upon an arrangement with a single third party for the manufacture and supply of such API. We are responsible for producing the finished product form of AzaSite, which we currently anticipate will be manufactured by a single party. There can be no assurance that such manufacturer will be able to produce sufficient quantities of finished product in a timely manner to support the commercialization of AzaSite. In the event we are unable to continue to obtain sufficient quantities of AzaSite in finished product form, the long-term supply chain and distribution of AzaSite may be affected and our revenues may be negatively impacted.

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

In addition, if Allergan, FAES or any third-party manufacturer does not maintain cGMP compliance, the FDA could require corrective actions or take enforcement actions that could affect production and availability of the product thus adversely affecting sales. We presently depend on sole manufacturers of APIs for our product candidates and it would be time consuming and costly to identify and qualify new sources. If our vendors were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

We may not be able to successfully compete with other biotechnology companies and established pharmaceutical companies.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. There are many companies seeking to develop products for the same indications that we are working on. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Competitors in our core therapeutic areas include: Allergan; Alcon, Inc.; Bausch & Lomb, Inc.; ISTA Pharmaceuticals, Inc.; Lantibio, Inc.; MedPointe Pharmaceuticals; Merck & Co, Inc.; Nascent Pharmaceuticals, Inc.; Novagali Pharma; Novartis; Otsuka America Pharmaceutical, Inc.; Pfizer, Inc.; Santen Senju Pharmaceutical Co. Ltd.; Sirion Therapeutics, Inc.; Sucampo Pharmaceuticals, Inc.; Vistakon Pharmaceuticals, LLC (ophthalmic); Gilead Sciences, Inc.; Genaera Corporation; Genentech, Inc.; Novartis; Pharmaxis Ltd.; Predix Pharmaceuticals Holdings, Inc.; Vertex Pharmaceuticals Inc. (cystic fibrosis); AstraZeneca PLC; GlaxoSmithKline plc; MedPointe Pharmaceuticals; Pfizer; Sanofi-Aventis; and Schering-Plough Corporation (allergic rhinitis). Most of these competitors have greater resources than us, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations.

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

We have developed a commercialization organization to co-promote Elestat and Restasis, and to market and commercialize AzaSite. We are dependent on Allergan, or other third parties, to perform or assist us in the marketing, distribution or sale of these products. In addition, we may not identify acceptable partners or enter into favorable agreements with them for our other product candidates. We will rely on the services of a single source, third-party distributor to deliver AzaSite to our customers. In addition to the physical storage and distribution of AzaSite, this third-party distributor will be maintaining and providing us with information and data with regard to our inventory, AzaSite orders, billings and receivables, chargebacks and returns, among others, on which our accounting estimates will be based. If third parties do not successfully carry out their contractual duties, meet expected sales goals, or maximize the commercial potential of our products, we may be required to hire or expand our own staff and sales force to compete successfully, which may not be possible. If Allergan or other third parties do not perform, or assist us in performing these functions, or if there is a delay or interruption in the distribution of our products, it could have an adverse effect on product revenue, accounting estimates and our overall operations.

We will depend on three wholesalers for the vast majority of our AzaSite revenues in the United States, and the loss of any of these wholesalers would negatively impact our revenues.

The prescription drug wholesaling industry in the United States is highly concentrated, with a vast majority of all sales made by three major full-line companies. Those companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. It is expected that the majority of our AzaSite revenues will come from sales to these three companies. The loss of any of these wholesalers could have a negative impact on our launch and continued commercialization of AzaSite.

It is also possible that these wholesalers, or others, could decide to change their policies or fees, or both in the future. This could result in or cause us to incur higher product distribution costs, lower margins or the need to find alternative methods of distributing our products. Such alternative methods may not exist or may not be economically feasible.

If physicians and patients do not accept our product candidates, they will not be commercially successful.

Even if regulatory authorities approve our product candidates, those product candidates may not be commercially successful. Acceptance of and demand for any new products will depend largely on the following:

•	Acceptance by physicians and patients of the product as a safe and effective therapy;

•	Reimbursement of drug and treatment costs by government programs and third-party payors;

•	In the case of Prolacria, effectiveness of Allergan’s sales and marketing efforts;

•	Effectiveness of our sales and marketing efforts;

•	Marketing and sales activities of competitors;

•	Safety, effectiveness and pricing of alternative products; and

•	Prevalence and severity of side effects associated with the new product.

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

To achieve profitable operations, we must, alone or with others, successfully identify, develop, introduce and market products. We have not received marketing approval for any of our product candidates, except AzaSite, which was in-licensed from InSite Vision. We have one product candidate, Prolacria, for which we have received two approvable letters from the FDA. There is no guarantee that the FDA will approve Prolacria and allow the commercialization of the product in the United States. It will be necessary to undertake at least one additional Phase 3 clinical trial in support of the NDA for Prolacria and there can be no guarantee that any such additional clinical trial would be successful or that the FDA would approve Prolacria even if such additional clinical trial was successful. If additional Phase 3 clinical trials for Prolacria are required by the FDA, we may decide not to conduct those clinical trials, which would result in the inability to obtain FDA approval of the product candidate.

We have licensed bilastine, an oral antihistamine compound for the treatment or prevention of allergic rhinitis, from FAES, for development and commercialization in the United States and Canada. FAES has conducted a thorough QT/QTc clinical trial in the United States of an oral formulation of bilastine to confirm the cardiac safety profile of this product candidate. Following a meeting with the FDA and in consultation with Inspire, FAES has agreed to conduct additional clinical work and an expanded QT/QTc comparative trial, which will likely include an FDA-approved antihistamine. If the strength of the overall clinical data is not sufficient to support FDA approval, it is unlikely that we will be able to commercialize bilastine in the United States or Canada. Although FAES previously conducted two large, potentially pivotal Phase 3 seasonal allergic rhinitis clinical trials of an oral tablet formulation of bilastine outside the United States, other than the QT/QTc clinical trial, no other clinical trials have been conducted in the United States. It may be necessary to conduct additional clinical trials in the United States in support of an NDA filing. There can be no guarantee that any additional clinical trials will be successful, or that the FDA would approve bilastine even if such clinical trials are successful.

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

We have one product candidate for the treatment of dry eye disease, Prolacria, for which we have received two approvable letters from the FDA. The FDA has not published guidelines on the approval of a product for the treatment of dry eye disease. Furthermore, to date, only one prescription product, Restasis, has been approved by the FDA for the treatment of dry eye disease, and such product has a different mechanism of action from Prolacria. It will be necessary to undertake at least one additional Phase 3 clinical trial in support of our NDA for Prolacria and there can be no guarantee that any such additional clinical trial would be successful or that the FDA would approve Prolacria even if such additional clinical trial was successful.

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

Delays in patient enrollment can result in increased costs and longer development times. The timing of our Phase 3 program for denufosol for the treatment of cystic fibrosis will be impacted by a number of variables, including clinical development decisions regarding identifying the optimal treatment regimens, patient population, competition for clinical trial participants, approval of other products during our clinical trials, number and length of clinical trials, parallel versus sequential timing of our clinical trials, regulatory requirements of the FDA and/or foreign regulatory authorities, the exclusion criteria for the clinical trials and use of therapies such as hypertonic saline. Our cystic fibrosis clinical trials will present some unique challenges due to the early-intervention approach we are taking with regard to the clinical trials. This approach will require studying mild patients and usually younger patients who do not typically participate in clinical trials since new products are generally focused on the sicker patient population. In addition, due to the age group of these mild patients, many will be in school and will be required to take the medication three times-a-day. Even if we successfully complete clinical trials, we may not be able to submit any required regulatory submissions in a timely manner and we may not receive regulatory approval for the product candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays.

The timing of the review and approval process with the FDA to obtain marketing approval of the oral formulation of bilastine for the treatment and prevention of allergic rhinitis may be impacted by the outcome of clinical studies. FAES has conducted a thorough QT/QTc clinical trial in the United States of an oral formulation of bilastine to confirm the cardiac safety profile of this product candidate. Following a meeting with the FDA and in consultation with Inspire, FAES has agreed to conduct additional clinical work and an expanded QT/QTc comparative trial, which will likely include an FDA-approved antihistamine. The results of this additional clinical data could result in significant development delays or result in the cancellation of the program.

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

After initial regulatory approval, the manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review, and subsequent discovery of previously unknown problems with a product, manufacturing process or facility may result in restrictions, including withdrawal of the product from the market. The FDA is permitted to revisit and change its prior determinations and based on new information it may change its position with regard to the safety or effectiveness of our products. The FDA is authorized to impose post-marketing requirements such as:

•	Testing and surveillance to monitor the product and its continued compliance with regulatory requirements;

•	Submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot;

•	Requiring us or our partners to conduct long-term safety studies after approval;

•	Requiring corrective actions and/or suspending manufacturing;

•	Withdrawing marketing approval;

•	Seizing adulterated, misbranded or otherwise violative products;

•	Seeking to enjoin the manufacture or distribution, or both, of an approved product, or seeking an order to recall an approved product, that is found to be adulterated or misbranded; and

•	Seeking monetary fines and penalties, including disgorgement of profits, if a court finds that we are in violation of applicable law.

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

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services, or CMS, within the Department of Health and Human Services, or HHS, and is implemented and operated by private sector Part D plan sponsors. CMS has issued extensive regulations and other subregulatory guidance documents to assist Part D plan sponsors with implementing the new benefit. Moreover, the HHS Office of Inspector General has issued regulations and other guidance in connection with the program. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Elestat and Restasis and has contracted with Part D plan sponsors to cover such drugs under the Part D benefit. We are responsible for contracting with Part D plan sponsors with respect to AzaSite.

Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage and negotiate payment levels for drugs which may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that we co-promote or sell will be covered by drug plans participating under the Medicare Part D program or, if covered, what the terms of any such coverage will be, or that the drugs will be reimbursed at amounts that reflect current or historical payment levels. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2007 and in future years from the Medicare prescription drug coverage legislation or from changes in the formularies or price negotiations with Part D drug plans. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting similar lower payment. New federal or state drug payment changes or healthcare reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products.

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

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserted claims against us and certain of our present or former senior officers or directors. The CAC asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserted claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC sought unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, we and the other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. On May 14, 2007, Magistrate Judge Eliason, to whom the District Court had referred the motion, issued a Recommendation that the District Court grant Defendants’ motion to dismiss the CAC. Plaintiffs filed objections to this Recommendation in which they argued that the District Court should not accept the Recommendation, and Defendants responded to Plaintiffs’ objections.

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s Recommendation and granted our and the other defendants’ motion and dismissed the CAC with prejudice. The plaintiffs currently have a right of appeal to the United States Court of Appeals for the Fourth Circuit, which the plaintiffs may choose to exercise within the period established by rule. If appealed, we intend to defend the litigation vigorously. No assurance can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of the claims, we could be forced to, among other ramifications, make significant payments to resolve the claims and such payments could have a material adverse effect on our business, future results of operations, financial position and/or cash flows if not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of our success in defending against the litigation, the litigation itself has resulted, and may continue to result, in substantial costs, use of resources and diversion of the attention of management and other employees, which could adversely affect our business. We have various insurance policies related to the risk associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover all the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

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

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have had further meetings with the SEC staff.

We are unable to predict the outcome of the investigation and no assurance can be made that the investigation will be concluded favorably. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Furthermore, regardless of the outcome of the investigation, the investigation itself has resulted, and may continue to result, in substantial uninsured costs, use of resources and diversion of the attention of management and other employees, which could adversely affect our business. We have various insurance policies related to the risk associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover all the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

Our co-promotion revenues are based, in part, upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control.

We recognize co-promotion revenue based on Allergan’s net sales for Elestat and Restasis as defined in the co-promotion agreements and as reported to us by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and the underlying terms of our co-promotion agreements. Allergan’s filings with the SEC indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. All of our co-promotion revenues are currently derived from Allergan’s net sales of Elestat and Restasis as reported to us by Allergan. Management has concluded that our internal control over financial reporting was effective as of June 30, 2007, and these internal controls allow us to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; however, we are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If Allergan’s reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for previous periods.

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

•	Deductions from gross sales relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs;

•	The effectiveness of the commercial launch of AzaSite;

•	The duration of market exclusivity of Elestat, Restasis and AzaSite;

•	The timing of approvals, if any, for other possible future products;

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	The initiation of new contractual arrangements with other companies;

•	The failure or refusal of a collaborative partner to pay royalties or milestone payments;

•	The expiration or invalidation of our patents or licensed intellectual property; or

•	Fluctuations in foreign currency exchange rates.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product candidate development.

We have used substantial amounts of cash to fund our research and development activities. Our operating expenses were approximately $55.4 million in the six months ended June 30, 2007 as compared to approximately $83.7 million for the year ended December 31, 2006. Our cash, cash equivalents and investments totaled approximately $68.6 million on June 30, 2007 which includes $40.0 million of debt financing we received under our debt facility.

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

In the event that we do not receive timely regulatory approvals, we may need substantial additional funds to fully develop, manufacture, market and sell all of our other potential products and support our product commercialization and co-promotion efforts. We may seek such additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. If we raise funds through collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates which are involved in these future collaborations and arrangements or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development and we may not be able to successfully commercialize any product candidate.

If we are unable to make the scheduled principal and interest payments on the term loan facility or maintain minimum liquidity levels or compliance with other debt covenants as defined in the loan and security agreement, we may default on our debt.

In December 2006, we entered into a loan and security agreement for up to $40.0 million. In June 2007, we amended the loan and security agreement to expand the principal we are able to borrow by an additional $20.0 million, as well as revise the minimum liquidity we are required to maintain under the facility. The $60 million facility is secured by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain minimum liquidity levels based on the balance of the outstanding advances. The agreement may affect our operations in several ways, including the following:

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

We have experienced significant losses since inception. We incurred net losses of approximately $32.0 million for the six months ended June 30, 2007, and approximately $42.1 million for the year ended December 31, 2006. As of June 30, 2007, our accumulated deficit was approximately $277.1 million. We currently expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

•	Commercialization activities to support co-promotion efforts for Elestat and Restasis and the launch and continuing commercialization support for AzaSite; and

•	Timing of regulatory approvals of our product candidates;

•	The level of patient demand for our products and any licensed products;

•	Timing of payments to and from licensors and corporate partners;

•	Product candidate development activities in order to achieve regulatory approval;

•	Timing of investments in new technologies and product candidates;

•	The costs involved in defending any litigation claims against, or government investigations of, us.

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

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have collaboration agreements with several collaborators, including Allergan, Boehringer Ingelheim, FAES, InSite Vision and Santen. The termination of any collaboration will result in the loss of any unmet development or commercial milestone payments, may lead to delays in product development and disputes over technology rights, and may reduce our ability to enter into collaborations with other potential partners. In the event we breach an agreement with a collaborator, the collaborator is entitled to terminate our agreement with them in the event we do not cure the breach within a specified period of time, which is typically 60 or 90 days from the notice date. With respect to the Allergan collaboration, in the event we become an affiliate of a third party that manufactures, markets or sells any then currently promoted prescription ophthalmic product, Allergan will have the right to terminate our Elestat Co-Promotion Agreement, which right must be exercised within 3 months of the occurrence of such event. If we do not maintain our current collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize potential products. Any future collaborations or licensing arrangements may not be on terms favorable to us.

Our current or any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market products outside North America without a collaborative partner or outside our therapeutic areas of focus. We are currently pursuing the out-licensing of certain rights related to our cystic fibrosis program. We may be unsuccessful in out-licensing this program or we may out-license this program on terms that are not favorable to us.

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

Clinical trials or manufacturing, marketing and sale of our potential products may expose us to liability claims from the use of those products. Product liability claims could result in the imposition of substantial liability on us, a recall of products, or a change in the indications for which they may be used. Although we carry clinical trial liability insurance and product liability insurance, we, or our collaborators, may not maintain sufficient insurance to cover these potential claims. We do not have the financial resources to self-insure and it is unlikely that we will have these financial resources in the foreseeable future. If we are unable to protect against potential product liability claims adequately, we may find it difficult or impossible to continue to commercialize our products or the product candidates we develop. If claims or losses exceed our liability insurance coverage, we may go out of business.

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

As of June 30, 2007, our current 5% stockholders and their affiliates beneficially owned approximately 35% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Warburg Pincus will be able to exercise substantial control over our business.

On July 17, 2007, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity IX, L.P., or Warburg, pursuant to which we sold an aggregate of 140,186 shares of Series A Exchangeable Preferred Stock, or the Exchangeable Preferred Stock. Pursuant to the terms of the Exchangeable Preferred Stock, upon the later of (i) the approval, on or prior to July 20, 2008, of holders of our common stock as required by applicable rules of the Nasdaq Global Market and (ii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, each share of Exchangeable Preferred Stock will be automatically exchanged for 100 shares of our common stock (subject to appropriate adjustment in the event of any stock split, stock dividend and the like affecting our common stock).

If the shares of Exchangeable Preferred Stock held by Warburg are exchanged for shares of common stock, Warburg will control approximately 25% of the voting power of our outstanding common stock, based on the number of shares of common stock and Exchangeable Preferred Stock outstanding as of July 20, 2007 and an exchange ratio of 100:1 for the Exchangeable Preferred Stock. Furthermore, we have amended the terms of our stockholder rights plan, which will allow Warburg and its affiliates to acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our outstanding voting securities plus outstanding Exchangeable Preferred Stock on an as exchanged to common stock basis, without triggering the provisions of the stockholder rights plan.

Pursuant to the Securities Purchase Agreement, Warburg has the right to designate one member for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. We are obligated to nominate and use our reasonable best efforts to cause the designated director to be elected to our Board of Directors and, at Warburg’s request, will cause the designated director to be a member of each principal committee of our Board of Directors. Pursuant to this right, effective July 20, 2007, the our Board of Directors elected Jonathan Leff as a Class C member of the Board of Directors.

As a result of the foregoing, Warburg will be able to exercise substantial influence over our business, policies and practices.

If our shares of Exchangeable Preferred Stock are not exchanged for common stock and remain outstanding, they will be entitled to accrued dividends and we may be forced to redeem all such shares, which could require substantial cash outlay and would adversely affect our financial position.

Upon the later to occur of (i) the approval by the holders of our common stock of the exchange of the Exchangeable Preferred Stock into our common stock as required by the applicable rules of The Nasdaq Global Market and (ii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act, each share of Exchangeable Preferred Stock will be automatically exchanged for shares of our common stock. If stockholder approval has been obtained prior to July 20, 2008 and prior to the expiration or termination of any waiting period under the HSR Act, a portion of the then outstanding shares of Exchangeable Preferred Stock will be automatically exchanged for shares of our common stock upon receipt of the stockholder approval, and the remaining shares of Exchangeable Preferred Stock will exchange upon later approval or as otherwise permitted under the HSR Act. If stockholder approval of the exchange is not obtained on or prior to July 20, 2008, the holders of the Exchangeable Preferred Stock will have no obligation and we will not have the option to exchange the Exchangeable Preferred Stock for our common stock.

Generally, dividends on each share of Exchangeable Preferred Stock will be cumulative and will begin to accrue starting on July 20, 2008, at an annual rate of 10% of the purchase price per share, compounded quarterly. Dividends will be payable until all or a portion of the Exchangeable Preferred Stock is exchanged for common stock or until we redeem or otherwise acquire the Exchangeable Preferred Stock. To the extent that we may lawfully do so, we are required to pay dividends in cash. If we may not lawfully pay such dividends in cash, then such dividends will be cumulative and continue to accrue or, upon the affirmative vote of the holders of a majority of the shares of outstanding Exchangeable Preferred Stock, the dividends will be paid in additional shares of Exchangeable Preferred Stock. In the event we fail for any reason to pay dividends on the Exchangeable Preferred Stock when lawfully permitted to do so or fail to redeem all shares of the Exchangeable Preferred Stock within 30 days after receipt of a redemption demand notice, the dividend rate on the Exchangeable Preferred Stock will be increased to 20% per annum.

If the Exchangeable Preferred Stock remains outstanding as of July 20, 2011, holders of the outstanding Exchangeable Preferred Stock may cause us, at any time thereafter, to redeem all shares of Exchangeable Preferred Stock for cash in a per share amount equal to the greater of: (i) the sum of the purchase price per share for the Exchangeable Preferred Stock plus all accrued but unpaid dividends thereon (whether or not declared) through the date of such redemption and (ii) an amount equal to the average of the closing prices for the common stock on the Nasdaq Global Market for the 20 trading days immediately preceding the date of such redemption multiplied by the then current exchange rate for the Exchangeable Preferred Stock. Such redemption would require us to expend substantial cash resources and could have a material adverse affect on our financial position. In addition, our cash reserves at the time of such redemption may be insufficient to satisfy such redemption, in which case we may not be able to continue as a going concern if we are unable to support our operations or cannot otherwise raise the necessary funds to support our operations.

Future sales of securities may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of June 30, 2007, there were 42,408,120 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act, unless purchased by our affiliates. In addition, we have the ability to issue additional shares of common stock under an active shelf registration statement, which we filed with the SEC on April 16, 2004. On March 9, 2007, we filed with the SEC an additional shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale. Up to 15,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our Amended and Restated 2005 Equity Compensation Plan. Except with respect to 5,000,000 additional shares of common stock issuable under our Amended and Restated 2005 Equity Compensation Plan that was approved by our stockholders on June 8, 2007, which we intend to register in 2007, the shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. In addition, in connection with the sale of the Exchangeable Preferred Stock, we agreed to register for resale all 14,018,600 shares of common stock into which the Exchangeable Preferred Stock may be exchanged. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

If some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of June 30, 2007, our 4 largest stockholders and their affiliates beneficially owned approximately 35% of our outstanding common stock.

Further, we may issue additional shares:

•	To employees, directors and consultants;

•	In connection with corporate alliances;

•	In connection with acquisitions; and

•	To raise capital.

Based upon our closing stock price of $6.32 on June 30, 2007, there were outstanding options, which were exercisable and in-the-money, to purchase 1,026,584 shares of our common stock. This amount combined with the total common stock outstanding at June 30, 2007 is 43,434,704 shares of common stock. As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time causing fluctuations or reductions in our stock price.

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

In October 2002, we entered into a Rights Agreement with Computershare Trust Company. The Rights Agreement could discourage, delay or prevent a person or group from acquiring 15% or more of our common stock. The Rights Agreement provides that if a person acquires 15% or more of our common stock without the approval of our Board of Directors, all other stockholders will have the right to purchase securities from us at a price that is less than its fair market value, which would substantially reduce the value of our common stock owned by the acquiring person. As a result, our Board of Directors has significant discretion to approve or disapprove a person’s efforts to acquire 15% or more of our common stock. In connection with the transaction with Warburg, we and Computershare entered into a First Amendment to Rights Agreement dated July 17, 2007. The First Amendment to Rights Agreement provides that Warburg and its affiliates will be exempt from the definition of an “Acquiring Person” under the Rights Agreement, unless Warburg or certain of its affiliates becomes the beneficial owner of the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of the then outstanding voting securities of our plus the outstanding Exchangeable Preferred Stock on an as exchanged to common stock basis. In addition to Warburg’s ability to exercise substantial control over our business, the First Amendment to Rights Agreement could further discourage, delay or prevent a person or group from acquiring 15% or more of our common stock.

Effective as of January 28, 2005, the Compensation Committee of the Board of Directors of Inspire adopted a Change in Control Severance Benefit Plan, or the CIC Plan, which provides severance benefits to certain employees of the Company as of the date on which a Change in Control occurs. Under the CIC Plan and the Change in Control Agreements discussed below, a Change in Control occurs upon a determination by the Board of Directors or upon certain specified events such as merger and consolidation. The CIC Plan covers any regular full-time or part-time employee, other than employees who are parties to employment agreements or who are parties to any severance plan or agreement with us (other than the CIC Plan) that provides for the payment of severance benefits in connection with a Change in Control. Under the CIC Plan, if a Change in Control occurs and a participant’s employment is involuntarily terminated within two years, the participant will be entitled to certain payments and benefits based on the participant’s salary range and years of service with us. All of our executive officers are parties to individual agreements with us regarding a Change in Control (as defined in the agreement) and as a result, are not covered by the CIC Plan. Each Change in Control Agreement provides that upon the executive officer’s termination of employment following a Change in Control, unless such termination is for “cause,” because of death or disability or by the executive officer without “good reason,” within 24 months following such Change in Control, the executive officer will be entitled to a lump sum payment equal to a multiple of the sum of (i) the highest annual base salary received by the executive officer in any of the three most recently completed fiscal years prior to the Change in Control and (ii) the higher of the highest annual bonus received by the executive officer in any of the three most recently completed fiscal years preceding the date of the executive officer’s termination, the three most recent completed fiscal years preceding the Change in Control, or the maximum of the bonus opportunity range for the executive officer immediately prior to the date of termination. The multiples used to determine the amount of a lump sum payment range from two to three. The Change in Control Agreements also provide for ongoing benefits, the vesting of outstanding stock options, and gross-up payments. The CIC Plan and the Change in Control Agreements would increase the acquisition costs to a purchasing company that triggers the change in control provisions. As a result, the CIC Plan and the Change in Control Agreements may delay or prevent a change in control.

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

The rights, preferences and privileges of the Exchangeable Preferred Stock are set forth in the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock of Inspire Pharmaceuticals, Inc. filed with the Secretary of State, which constitutes part of our Restated Certificate of Incorporation. The Exchangeable Preferred Stock contain certain rights, preferences and privileges that could discourage, delay or prevent a person or group from acquiring a substantial number of our shares of capital stock. Specifically, dividends on the Exchangeable Preferred Stock will be cumulative starting on July 20, 2008 and will accrue at an annual rate of 10% of the purchase price per share, or, in the event that we fail for any reason to pay dividends on the Exchangeable Preferred Stock when lawfully permitted to do so or we fail to redeem all shares of the Exchangeable Preferred Stock within 30 days after receipt of a redemption demand notice, the dividend rate on the Exchangeable Preferred Stock will be increased to 20% per annum. Upon any applicable exchange in shares of Series A Exchangeable Preferred Stock into our common stock, all accrued but unpaid dividends (whether or not declared) on the Exchangeable Preferred Stock, if any, shall be paid in shares of our common stock. If stockholder approval of the exchange is not obtained on or prior to July 20, 2008, the holders of the Exchangeable Preferred Stock will have no obligation and we will not have the option to exchange the Exchangeable Preferred Stock for our common stock.

Furthermore, for so long as no shares of Exchangeable Preferred Stock have been exchanged for shares of our common stock, we may not, without the prior consent of the holders of a majority of the outstanding shares of Exchangeable Preferred Stock, pay any dividend upon our common stock or the shares of any other class or series of our equity securities, or purchase, redeem or otherwise acquire such other equity securities. In addition, if we declare, set aside for or pay any dividends or make any distributions on shares of such other equity securities, the holders of the Exchangeable Preferred Stock then outstanding will be entitled to simultaneously receive such dividend or distribution on a pro rata basis as if the shares of Exchangeable Preferred Stock then outstanding had been exchanged. If the Exchangeable Preferred Stock remains outstanding on July 20, 2011, both we and the holders of the outstanding Exchangeable Preferred Stock will have the right to cause the redemption of such stock, under certain circumstances, for cash in a per share amount equal to the greater of: (i) the sum of the purchase price per share for the Exchangeable Preferred Stock plus all accrued but unpaid dividends thereon (whether or not declared) through the date of such redemption and (ii) an amount equal to the average of the closing prices for our common stock on the Nasdaq Global Market for the 20 trading days immediately preceding the date which we or the holders of the outstanding Exchangeable Preferred Stock exercise such right multiplied by the then current exchange rate for the Exchangeable Preferred Stock; provided, however that to the extent stockholder approval is obtained but HSR approval is not obtained, the holders of the remaining shares of Exchangeable Preferred Stock that were not previously exchanged will not be entitled to cause the redemption of the remaining shares. In the event of our voluntary or involuntary liquidation, dissolution or winding up, the holders of the Exchangeable Preferred Stock will also be entitled to receive such redemption price per share of Exchangeable Preferred Stock.

Our Restated Certificate of Incorporation also provides that the members of the Board will be divided into three classes. Each year, the terms of approximately one-third of the directors will expire. Our Amended and Restated Bylaws include director nomination procedures and do not permit our stockholders to call a special meeting of stockholders. Under the Bylaws, only our Chief Executive Officer, President, Chairman of the Board, Vice-Chairman of the Board or a majority of the Board of Directors are able to call special meetings. The staggering of directors’ terms of office, the director nomination procedures and the inability of stockholders to call a special meeting may make it difficult for stockholders to remove or replace the Board of Directors should they desire to do so. The director nomination requirements include a provision that requires stockholders give advance notice to our Secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting. Our directors may be removed from our Board of Directors only for cause. These provisions may delay or prevent changes of control or management, either by third parties or by stockholders seeking to change control or management.

We are also subject to the anti-takeover provisions of section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter a “business combination” with that person for three years without special approval, which could discourage a third party from making a take-over offer and could delay or prevent a change of control. For purposes of section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in section 203. In connection with the sale of the Exchangeable Preferred Stock, we agreed to waive Warburg’s acquisition of the Exchangeable Preferred Stock from the provisions of section 203 of the Delaware General Corporation Law.

Item 4. Submission of Matters to a Vote of Security Holders

On June 8, 2007, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1. Election of two directors (there were no abstentions or broker non-votes in connection with the election of directors).

	For:	Withheld:
Christy L. Shaffer, Ph.D.	32,205,286	1,721,727
Richard S. Kent, M.D.	31,032,396	2,894,617

2. Ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 (there were no broker non-votes in connection with the ratification of our independent registered public accounting firm).

For:	Against:	Abstain:
33,670,901	234,054	22,058

3. Approval of a proposal to ratify and approve our Amended and Restated 2005 Equity Compensation Plan (there were no broker non-votes in connection with the approval of our Amended and Restated 2005 Equity Compensation Plan).

For:	Against:	Abstain:
19,646,560	5,157,346	91,370

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

10.1	Executive Officer Annual Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007).

10.2**	Letter Amendment to License Agreement by and between Inspire Pharmaceuticals, Inc. and FAES Farma, S.A., dated as of June 19, 2007.

10.3	First Amendment to Loan and Security Agreement by and among Merrill Lynch Capital, Silicon Valley Bank, and Inspire Pharmaceuticals, Inc., dated as of June 27, 2007.

10.4	Amended and Restated 2005 Equity Compensation Plan.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to a portion of this Exhibit.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: August 9, 2007	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer (principal executive officer)

Date: August 9, 2007	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

10.1	Executive Officer Annual Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007).

10.2**	Letter Amendment to License Agreement by and between Inspire Pharmaceuticals, Inc. and FAES Farma, S.A., dated as of June 19, 2007.

10.3	First Amendment to Loan and Security Agreement by and among Merrill Lynch Capital, Silicon Valley Bank, and Inspire Pharmaceuticals, Inc., dated as of June 27, 2007.

10.4	Amended and Restated 2005 Equity Compensation Plan.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to a portion of this Exhibit.