Form 10-Q
period 2007-09-30
INSPIRE PHARMACEUTICALS INC
filed 2007-11-09
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, there were 56,439,001 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$83,561	$50,190
Investments	37,153	45,377
Trade receivables	13,518	8,245
Prepaid expenses and other receivables	5,044	3,530
Inventories	910	—
Other assets	791	404

Total current assets	140,977	107,746

Property and equipment, net	2,529	1,754
Investments	10,677	6,714
Intangibles, net	18,336	—
Other assets	432	485

Total assets	$172,951	$116,699

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,104	$6,297
Accrued expenses	13,898	8,359
Deferred revenue	1,059	—
Short-term debt and capital leases	9,617	3,435

Total current liabilities	31,678	18,091

Capital leases – noncurrent	20	267
Long-term debt	29,623	17,655
Other long-term liabilities	2,973	2,315

Total liabilities	64,294	38,328

Commitments and contingencies (See Note 8)

Series A Exchangeable Preferred Stock, net (See Note 9)	73,605	—
140 and no shares issued and outstanding, respectively

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 42,414 and 42,238 shares issued and outstanding, respectively	42	42
Additional paid-in capital	325,813	323,606
Accumulated other comprehensive income/(loss)	8	(152)
Accumulated deficit	(290,811)	(245,125)

Total stockholders’ equity	35,052	78,371

Total liabilities and stockholders’ equity	$172,951	$116,699

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:
Product sales, net	$1,122	$—	$1,122	$—
Product co-promotion	11,091	9,702	33,656	27,357
Collaborative research and development	—	—	—	1,250

Total revenue	12,213	9,702	34,778	28,607
Operating expenses:
Cost of sales	603	—	603	—
Research and development	8,071	8,209	38,811	26,491
Selling and marketing	14,313	6,210	32,181	19,763
General and administrative	3,614	3,633	10,380	12,413

Total operating expenses	26,601	18,052	81,975	58,667

Loss from operations	(14,388)	(8,350)	(47,197)	(30,060)

Other income (expense):
Interest income	1,584	1,203	3,472	3,596
Interest expense	(890)	(28)	(1,935)	(86)
Loss on investments	—	—	(26)	(29)

Other income, net	694	1,175	1,511	3,481

Net loss	$(13,694)	$(7,175)	$(45,686)	$(26,579)

Basic and diluted net loss per common share	$(0.32)	$(0.17)	$(1.08)	$(0.63)

Weighted average common shares used in computing basic and diluted net loss per common share	42,413	42,238	42,364	42,223

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(45,686)	$(26,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,042	155
Depreciation of property and equipment	649	914
Loss on disposal of property and equipment	—	3
Loss on investments	26	29
Stock-based compensation expense	1,989	1,120
Changes in operating assets and liabilities:
Trade receivables	(5,273)	(4,704)
Prepaid expenses and other receivables	(1,174)	(63)
Inventories	(910)	—
Other assets	—	10
Accounts payable	595	1,110
Accrued expenses and other liabilities	5,457	1,517
Deferred revenue	1,059	—

Net cash used in operating activities	(42,226)	(26,488)

Cash flows from investing activities:
Purchase of investments	(47,350)	(45,778)
Proceeds from sale of investments	51,845	44,374
Restricted cash transfer	(100)	—
Approval milestone payment	(19,000)	—
Purchase of property and equipment	(1,424)	(698)
Proceeds from sale of property and equipment	—	1

Net cash used in investing activities	(16,029)	(2,101)

Cash flows from financing activities:
Proceeds from long-term debt	20,000	—
Proceeds from issuance of notes payable	—	782
Proceeds from issuance of exchangeable preferred stock, net	73,605	—
Issuance of common stock, net	218	75
Debt issuance cost	(100)	—
Payments on notes payable and capital lease obligations	(2,097)	(468)

Net cash provided by financing activities	91,626	389

Increase/(decrease) in cash and cash equivalents	33,371	(28,200)
Cash and cash equivalents, beginning of period	50,190	65,018

Cash and cash equivalents, end of period	$83,561	$36,818

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

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through 2008. The Company’s liquidity needs will largely be determined by the commercial success of its products and key development and regulatory events. In order to continue its operations substantially beyond 2008 it will need to: (1) successfully commercialize AzaSiteTM (azithromycin ophthalmic solution) 1%, (2) obtain product candidate approvals, which would trigger milestone payments to the Company, (3) out-license rights to certain of its product candidates, pursuant to which the Company would receive income, (4) raise additional capital through equity or debt financings or from other sources, and/or (5) reduce expenditures and spending on one or more research and development programs. The Company currently receives revenue from sales of AzaSite and its co-promotion of Restasis® (cyclosporine ophthalmic emulsion) 0.05% and Elestat® (epinastine HCl ophthalmic solution) 0.05%. The Company will continue to incur operating losses until product and co-promotion revenues reach a level sufficient to support ongoing operations. AzaSite is a trademark owned by InSite Vision Incorporated (“InSite Vision”). Restasis and Elestat are trademarks owned by Allergan, Inc. (“Allergan”).

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options, restricted stock units that are paid in shares of the Company’s stock upon conversion, and shares of exchangeable preferred stock on an if-converted basis. The calculation of diluted earnings per share for the three months ended September 30, 2007 and 2006 does not include 11,545 and 495, respectively, and for the nine months ended September 30, 2007 and 2006 does not include 4,220 and 468, respectively, of potential common shares, as their impact would be antidilutive.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for all periods presented includes (i) expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”); and (ii) expense for all share-based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs net of an expected forfeiture rate and recognizes the compensation costs on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally three to five years. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 6 to the accompanying Condensed Financial Statements for a further discussion on stock-based compensation.

Intangible Assets

Costs associated with obtaining patents on the Company’s product candidates and license initiation and preservation fees, including milestone payments by the Company to its licensors, are evaluated based on the stage of development of the related product candidate and whether the underlying product candidate has an alternative use. Costs of these types incurred for product candidates not yet approved by the U.S. Food and Drug Administration (“FDA”) and for which no alternative future use exists are recorded as expense. In the event a product candidate has been approved by the FDA or an alternative future use exists for a product candidate, patent and license costs are capitalized and amortized over the expected life of the related product candidate. Milestone payments to the Company’s collaborators are recognized when the underlying requirement is met.

Upon FDA approval of AzaSite, the Company paid a $19,000 milestone as required by the license agreement entered into with InSite Vision in February 2007. The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, which represents the expected period of commercial exclusivity ending in March 2019. As of September 30, 2007, the Company had $664 in accumulated amortization.

Revenue Recognition

The Company records all of its revenue from (1) sales of AzaSite; (2) product co-promotion activities; and (3) collaborative research agreements in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” (“SAB No. 104”). SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Product Revenues

The Company recognizes revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

13, 2007 launch. In the United States, we sell AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and Federal, State and commercial healthcare organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force (“EITF”), Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate.

In addition to SAB No. 104, the Company’s ability to recognize revenue for sales of AzaSite is subject to the requirements of SFAS No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”), as issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Customers will be able to return short-dated or expired AzaSite that meet the guidelines set forth in the Company’s return goods policy. Consistent with industry standards, the Company’s return goods policy allows for returns of AzaSite within an eighteen-month period, from six months prior to the expiration date and up to twelve months after the expiration date. In accordance with SFAS No. 48, the Company is required to estimate the level of sales that will ultimately be returned pursuant to its return policy and to record a related reserve at the time of sale. These amounts are deducted from the Company’s gross sales of AzaSite in determining its net sales. Since AzaSite is a new product, the Company is utilizing the return data of several comparative products with ocular indications that are subject to similar return policies and wholesaler relationships as a basis for its initial return estimates, including its own experience with Restasis and Elestat as well as another drug indicated for bacterial conjunctivitis. Future estimated returns of AzaSite will be based primarily on the return data for these comparative products and the Company’s own historical experience with AzaSite. The Company also considers other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others.

Immediately preceding the launch of AzaSite, the Company offered wholesalers stocking incentives that allowed for extended payment terms, product discounts, and guaranteed sale provisions (collectively, “special terms”). These special terms were only offered during a specified time period of approximately one month prior to the August 13, 2007 launch of AzaSite. Any sales of AzaSite made under these special term provisions were accounted for using a consignment model since substantially all the risks and rewards of ownership did not transfer upon shipment. Under the consignment model, the Company did not recognize revenue upon shipment of AzaSite purchased with the special terms, but recorded deferred revenue at gross invoice sales price, less all appropriate discounts and rebates, and accounted for AzaSite inventory held by the wholesalers as consignment inventory. The Company recognized the revenue from these sales with special terms at the earlier of when the inventory of AzaSite held by the wholesalers was sold through to the wholesalers’ customers or when such inventory of AzaSite was no longer subject to these special terms. All sales subsequent to this specified “launch” time period include return rights and pricing that are customary in the industry. For these sales, the Company is recording revenue on the date of shipment, as discussed above.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The Company utilizes data from external sources to help it estimate its gross to net sales adjustments as they relate to the sales incentives and recognition of revenue for AzaSite sold under the special term provisions. External sourced data includes among others, information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers as well as data from IMS Health, a supplier of market research data to the pharmaceutical industry. The Company also utilizes this data to help estimate and identify prescription trends and patient demand.

Product Co-promotion Revenues

The Company recognizes co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. The Company actively promotes both Restasis and Elestat through its commercial organization and shares in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, the Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s net sales for both Restasis and Elestat, reported to Inspire by Allergan, as co-promotion revenue. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health, an independent provider of pharmaceutical data. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. For fiscal years 2006, 2005 and 2004, the amount of rebates associated with the Company’s incentive programs in each year was less than one-half of one percent of co-promotion revenues. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. The Company achieved its annual 2007 net sales target level during the three-month period ended June 30, 2007.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $8 of unrealized gains and $152 of unrealized losses on its investments that are classified as accumulated other comprehensive income/(loss) at September 30, 2007 and December 31, 2006, respectively. Comprehensive loss consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(13,694)	$(7,175)	$(45,686)	$(26,579)
Adjustment for realized losses in net loss	—	—	26	29
Change in unrealized gain on investments	102	169	134	91

Total comprehensive loss	$(13,592)	$(7,006)	$(45,526)	$(26,459)

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for its commercial products and product candidates. Allergan is responsible for the manufacturing of both Restasis and Elestat and relies on single source manufacturers for the active pharmaceutical ingredients in both products, which are co-promoted by the Company. The Company relies on InSite Vision for supply of the active pharmaceutical ingredient for AzaSite, which InSite Vision obtains from a single source manufacturer. The Company is responsible for the remaining manufacture of AzaSite to refine the active pharmaceutical ingredient into a finished product, for which it relies on a single source manufacturer. Additionally, the Company relies upon a single third party to provide distribution services for AzaSite. Accordingly, delays in the manufacture or distribution of any product or manufacture of any product candidate could adversely impact the marketing of the Company’s products or the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacture, nor the overall product supply chain of Restasis and Elestat.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion revenues recognized and recorded for each of the nine months ended September 30, 2007 and 2006, were from one collaborative partner. The Company is entitled to receive co-promotion revenue from net sales of Restasis and Elestat under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are concentrated with Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

3.	Inventories

The Company’s inventories are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating. As of September 30, 2007, the Company’s inventories consisted of the following:

Consignment inventory at wholesalers	$43
Finished Goods	178
Raw Materials	368
Work-in-Process	321

Total Inventories	$910

4.	Recent Accounting Pronouncements

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

5.	Debt

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

In June 2007, the Company amended the loan and security agreement with the two participating financial institutions to enable the Company to draw upon a new supplemental term loan facility in the amount $20,000, effectively increasing the total term loan facility to $60,000. This amendment also adjusted the liquidity covenant to establish a lesser requirement level until December 31, 2007, at which time the liquidity requirement will revert back to the ratio established under the original loan and security agreement, but for which no advances under the supplemental term loan will be considered in the liquidity calculation.

Subsequent borrowings under the new supplemental term loan facility are subject to certain conditions and may be requested by the Company in amounts not less than $1,000 each during the term of the commitment period, which ends on December 31, 2007. The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011. Interest accrues on the unpaid principal amount of each loan advance at a per annum rate equal to the five-year U.S Treasury note yield plus a predetermined percentage at the time each advance is made. Repayment of each advance will be made according to a schedule of six monthly installments of interest-only followed by equal monthly installments of principal and interest until the maturity date. During the term of the loan and security agreement, the Company is required to maintain minimum liquidity levels based on the balance of the outstanding advances. In addition to maintaining other covenants within the agreement, the Company may not enter into certain transactions such as a merger, acquisition, additional indebtedness or dispose of certain assets of the business as defined in the agreement without written approval of the lenders. The Company has the right to prepay the principal of any advance in minimum incremental amounts of $1,000. Any prepayment of borrowings made under the original loan facility are not subject to a penalty; however, any prepayments of borrowings made under the new supplemental loan facility are subject to a 2% penalty, if prepaid within the first two years. All repayments of principal by the Company are subject to a final payment equal to 2% of the principal amount being repaid. Amounts cannot be reborrowed by the Company once repaid.

As of September 30, 2007, the Company had net borrowings of $38,841 under the loan and security agreement that bears interest at a weighted average rate of 7.69%. The carrying amount of total debt of $38,841 approximates its fair value based on prevailing interest rates as of the balance sheet date.

6.	Stock-Based Compensation

For the three months ended September 30, 2007 and 2006, the Company recognized total compensation expense of $901 and $417, respectively, and for the nine months ended September 30, 2007 and 2006, the Company recognized total compensation expense of $1,989 and $1,120, respectively, related to its two equity compensation plans.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Total stock-based compensation was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$228	$166	$542	$454
Selling and marketing	278	77	575	187
General and administrative	395	174	872	479

Total stock-based compensation expense	$901	$417	$1,989	$1,120

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

At September 30, 2007, there were 64 and 4,617 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

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

	Stock Options for
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.40%	4.78%	4.62%	4.61%
Dividend yield	0%	0%	0%	0%
Expected volatility	64%	80%	67%	80%
Expected life of options (years)	3.9	3.8	4.0	4.4

Weighted average fair value of grants	$2.93	$2.96	$3.27	$3.16

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	6,606	$9.90	5.7	$5,534
Granted	1,861	6.10
Exercised	(175)	1.58
Forfeited/cancelled/expired	(350)	12.03

Outstanding at September 30, 2007	7,942	$9.10	5.1	$2,576

Vested and exercisable at September 30, 2007	5,229	$10.79	5.0	$2,319

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. These amounts change based on the fair market value of the Company’s stock. Total intrinsic value of stock options exercised for the nine months ended September 30, 2007 was $843. Cash received from stock option exercises for the nine months ended September 30, 2007 was $278. Due to the Company’s net loss position, no windfall tax benefits have been realized during the nine months ended September 30, 2007.

As of September 30, 2007, approximately $7,832 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.6 years.

The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the restricted stock units had a total fair value of $811. As of September 30 2007, there were 195 restricted stock units outstanding, of which 39 were vested. Additionally, approximately $534 of unrecognized share-based compensation expense related to unvested restricted stock units is expected to be recognized over the next 3.8 years.

7.	Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”). On January 1, 2007, the Company adopted the provisions of FIN No. 48. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. At the adoption date of January 1, 2007, the Company had $110,008 of unrecognized deferred tax benefits, all of which was subject to a full valuation allowance, effectively reducing the deferred tax benefits to $0, since realization of these benefits could not be reasonably assured. As a result of implementing FIN No. 48, the Company has reduced its unrecognized deferred tax benefits by approximately $4,000. Consequently, the Company also reduced its full valuation allowance against the adjusted deferred tax benefits by the same amount. The Company expects that any future changes in the unrecognized tax benefit will have no impact on its financial statements due to the existence of the full valuation allowance.

8.	Contingencies

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

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s recommendation and granted the Company’s and the other defendants’ motion and dismissed the CAC with prejudice. On August 24, 2007, the plaintiffs filed an appeal to the United States Court of Appeals for the Fourth Circuit. The Company will continue to defend the litigation vigorously. As with any legal proceeding, the Company cannot predict with certainty the eventual outcome of these lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

SEC Investigation

On August 30, 2005, the SEC notified the Company that it is conducting a formal, nonpublic investigation which the Company believes relates to its Phase 3 clinical trial of the Company’s dry eye product candidate, Prolacria. On October 19, 2006, the Company received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. The Company’s Chief Executive Officer and its then Executive Vice President, Operations and Communications, also received Wells Notices.

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

During the nine months ended September 30, 2007, approximately $1,266 has been recorded as reimbursement from the Company’s insurance provider of certain legal expenses incurred as a result of defending against the stockholder litigation and SEC investigation.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

9.	Subsequent Events

Warburg Pincus Private Equity IX, L.P

On July 20, 2007, the Company sold approximately 140 shares of its Series A Exchangeable Preferred Stock, par value $0.001 per share (the “Exchangeable Preferred Stock”), to Warburg Pincus Private Equity IX, L.P. (“Warburg”) at a price per share of $535.00, for aggregate gross proceeds of $75,000 under a Securities Purchase Agreement. The purchase price was based on a $5.35 per share value for the Company’s common stock, par value $0.001 per share. The Company incurred issuance costs of approximately $1,395 in connection with the sale of the Exchangeable Preferred Stock. The Exchangeable Preferred Stock was exchangeable for shares of common stock at a ratio of 1:100.

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

On October 31, 2007, the Company held a special meeting of stockholders in which the proposed exchange of all outstanding Exchangeable Preferred Stock for shares of the Company’s common stock was approved by the Company’s stockholders. The total number of shares of common stock issued in the exchange was 14,018, which as of October 31, 2007, represented approximately 25% of the Company’s 56,439 shares of common stock outstanding after giving effect to the exchange. Additionally, due to the exchange for common stock, there is no dividend obligation associated with the preferred stock. These newly issued shares of common stock will be classified on the Company’s balance sheet as a component of stockholders’ equity in future periods. The Company has agreed to use its best efforts to file a registration statement to register the shares of common stock into which the holders’ shares of Exchangeable Preferred Stock were exchanged no later than 30 days after the exchange of the Exchangeable Preferred Stock into common stock. As of September 30, 2007, the Exchangeable Preferred Stock has been classified outside of the stockholders’ equity section, as temporary equity, based on the redemption rights that Warburg has been granted with regards to the Exchangeable Preferred Stock prior to the exchange on October 31, 2007.

The exchange of the Exchangeable Preferred Stock was subject to stockholder approval by the holders of the Company’s common stock and the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, both of which have now occurred.

The Exchangeable Preferred Stock was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” The difference between the effective conversion price per share of underlying common stock in the exchange provision and the market value per share of common stock as of the closing date of the Exchangeable Preferred Stock transaction resulted in the calculation of an embedded contingent beneficial conversion feature, which is required to be treated as a deemed non-cash dividend to preferred stockholders. The calculated intrinsic value of the beneficial conversion feature is approximately $8,300 and will be recorded to accumulated deficit with the offsetting credit to additional paid-in-capital in the quarter ended December 31, 2007. The Company will reflect the beneficial conversion feature on its statement of operations to adjust its reported net loss available to common shareholders. This accounting treatment does not represent any obligation, cash or otherwise, to the Exchangeable Preferred Stockholders.

Ophthalmic Research Associates

On October 15, 2007, the Company and Ophthalmic Research Associates (“ORA”) entered into a clinical services agreement (the “Services Agreement”) pursuant to which ORA will provide clinical research services to the Company relating to Prolacria. Pursuant to the terms of the Services Agreement, the parties shall develop a research program in which ORA’s proprietary dry eye model shall be used by independent clinical investigators to evaluate the effects of Prolacria on patients with dry eye. The parties are required to develop a statement of work and allocate responsibilities in relation to the individual studies for support of the development of Prolacria.

The Company is responsible for paying all costs associated with each study, including payments to ORA for all services rendered under the applicable statements of work. In addition, the Company is required to make payments in the event certain milestones are reached under the Services Agreement. Specifically, the Services Agreement provides that in the event a pivotal clinical trial is conducted under an FDA approved Special Protocol Assessment, the Company will be obligated to pay ORA $2,000 at such time as the first patient is dosed in such pivotal trial. In addition, if Prolacria receives FDA approval, the Company will be obligated to pay ORA either $10,500 or $22,500, based upon the clinical program pursued. If the Company’s applicable development costs exceed $7,000, including

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

those development costs paid to ORA and those incurred by the Company in relation to statistics and data management for all of the studies relating to the research program, the Company will be entitled to offset the above described milestone payments with a credit equal to 50% of the excess costs. Furthermore, the amount of such milestones will be reduced in the event certain enrollment targets with respect to an applicable study are not met.

If Prolacria receives FDA approval, the Company will also be obligated to pay (1) a $5,000 milestone payment upon timely completion of certain additional work by ORA, which is expected to be completed in the event of FDA approval, (2) a $5,000 milestone payment in the event of the approval of a line extension involving ORA, and (3) sales milestones, which include one-time sales achievement milestones and recurring annual sales milestones.

In the event that the development program contemplated by the parties does not lead to approval of Prolacria, the approval and post approval milestones payments shall not be paid. The term of the Services Agreement is three years or until the earlier completion of the services, unless earlier terminated.

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

Our revenues are difficult to predict and depend on numerous factors. We launched AzaSite in August 2007 and began recording product revenue in the third quarter of 2007. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite; physician and patient acceptance of AzaSite; competitor response to the launch of AzaSite; discounts, pricing and coverage on governmental and commercial formularies; are all factors, among others, that will impact the level of revenue recorded for AzaSite in 2007 and subsequent periods. Our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our co-promotion agreements. Our co-promotion revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion revenues are the extent and effectiveness of Allergan’s sales and marketing efforts as well as our own sales and marketing efforts, coverage and reimbursement under Medicare Part D and Medicaid programs, and the marketing and sales activities of competitors, among others. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors. Cost of sales as they relate to AzaSite contain variable and fixed cost components and the variable components will increase or decrease depending on the volume of AzaSite sold. In addition, certain of these variable costs included in cost of sales are subject to annual increases which are somewhat out of our control. Research and development expenses, including expenses for development milestones, drug synthesis and manufacturing, preclinical testing and clinical research activities, depend on the ongoing requirements of our development programs, completion of business development transactions, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses, in part by accelerating or decelerating preclinical testing, basic research activities, and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Once again, management may in some cases be able to control the timing and magnitude of these expenses. We have incurred and expect to continue to incur significant costs related to the commercialization of AzaSite. In addition, we have incurred and may incur additional general and administrative expenses as we work to resolve our current stockholder litigation and Securities and Exchange Commission, or SEC, investigation.

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

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS IN THE UNITED STATES

Products

AzaSite™	Bacterial conjunctivitis	InSite Vision	Promoting

Elestat®	Allergic conjunctivitis	Allergan	Co-promoting

Restasis®	Dry eye disease	Allergan	Co-promoting

Product Candidates in Clinical Development

ProlacriaTM (diquafosol tetrasodium)	Dry eye disease	Allergan and Santen Pharmaceutical	Phase 3; Approvable (2)

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

Epinastine nasal spray	Allergic rhinitis	Boehringer Ingelheim	Entering Phase 3

Bilastine	Seasonal allergic rhinitis	FAES Farma (3)	Phase 3

INS115644	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See our Annual Report on Form 10-K for the year ended December 31, 2006 for a detailed description of our agreements with these collaborative partners. See also footnote 3 below.
(2)	In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. We have received two approvable letters from the FDA (in December 2003 and December 2005).
(3)	In June 2007, we amended our license agreement with FAES Farma. See Product Candidates in Clinical Development - Bilastine for seasonal allergic rhinitis discussion below.

We employ a U.S. sales force for the promotion of AzaSite for bacterial conjunctivitis, Elestat for allergic conjunctivitis and Restasis for dry eye disease. AzaSite is a trademark owned by InSite Vision Incorporated, or InSite Vision. Elestat, Restasis and Prolacria are trademarks owned by Allergan, Inc., or Allergan.

Our ophthalmic products and product candidates are currently concentrated in the allergic conjunctivitis, bacterial conjunctivitis, dry eye disease and glaucoma indications. Our respiratory/allergy product candidates are currently concentrated in the treatment of respiratory complications of cystic fibrosis and allergic rhinitis indications.

PRODUCTS

AzaSite

Overview. AzaSite (azithromycin ophthalmic solution) 1% is a topical anti-infective, in which azithromycin is formulated into an ophthalmic solution utilizing DuraSite®, a novel ocular drug delivery system. Azithromycin is a semi-synthetic antibiotic that is derived from erythromycin and since 1992, has been available via oral administration by Pfizer Inc. under the trade name Zithromax®. On April 27, 2007, AzaSite was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of bacterial conjunctivitis in adults and pediatric patients one year old or older. In August 2007, we launched AzaSite in the United States and are promoting it to select eye care professionals, pediatricians and primary care providers.

Market Opportunity. The current single-entity ocular antibiotic market, in which AzaSite is directly competing, is approximately $379 million in annual sales in the United States based on data compiled by IMS Health as of June 30, 2007. Total prescriptions in the single-entity ocular antibiotic market were approximately 15 million for the twelve months ended June 30, 2007, up 5% from the prior year according to data compiled from IMS Health.

Collaborative Agreement. On February 15, 2007, we entered into a license agreement with InSite Vision pursuant to which we licensed exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin for use in the treatment of human ocular or ophthalmic indications. The license agreement also grants us exclusive rights to develop, make, use, market, commercialize and sell the products in the United States and Canada and their respective territories. Contemporaneously with our license agreement, InSite Vision entered into an exclusive license agreement with Pfizer for certain Pfizer patent rights relating to the treatment of ocular infection with azithromycin for certain products. In the United States, AzaSite is expected to have patent protection until 2019.

Pursuant to the license agreement, we paid InSite Vision an upfront license fee of $13.0 million, and an additional $19.0 million milestone related to the FDA approval of AzaSite. In addition, we are obligated to pay a 20% royalty for the first two years of commercialization and a 25% royalty thereafter on net sales of AzaSite in the United States and Canada. We are obligated to pay royalties under the agreement for the longer of (i) eleven years from the launch of the subject product and (ii) the period during which a valid claim under a patent licensed from InSite Vision covers a subject product. Under the terms of the agreement, our obligation to pay royalties to InSite Vision is subject to annual minimum royalty payments which commence on the first quarter start date that is at least one year after the first commercial sale of any subject product, and may continue for a period of up to five years.

In September 2007, we entered into a long term manufacturing services agreement with Catalent Pharma Solutions for the manufacture of the finished product AzaSite.

Elestat

Elestat (epinastine HCl ophthalmic solution) 0.05%, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the prevention of ocular itching associated with allergic conjunctivitis. Elestat was approved by the FDA in October 2003 and is indicated for adults and children at least three years old. Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months.

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

In February 2004, we launched Elestat in the United States. We are promoting it to ophthalmologists, optometrists and allergists, and in association with the commercialization of AzaSite, we are also promoting Elestat to select pediatricians and primary care physicians. We work with Allergan collaboratively on overall product strategy and management in the United States. The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire in October 2008 at which time competitors will be able to submit to the FDA an abbreviated New Drug Application, or ANDA, or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict the time frame for FDA review of such applications, if any. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. Our ability to gain additional intellectual property protection related to Elestat has been challenging. We cannot provide any assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act in October 2008. If a generic form of Elestat is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease.

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

For the three and nine months ended September 30, 2007, Allergan recognized approximately $88 million and $244 million, respectively, of revenue from net sales of Restasis. In November 2007, Allergan revised guidance for 2007 net sales of Restasis to be in the range of $330-$340 million.

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

During 2006 and 2007, we conducted meetings with the FDA relating to Prolacria and dry eye disease. We were working to identify a clinical trial design that the FDA and Inspire agreed was appropriate and reasonable to continue our clinical development of Prolacria. Based upon analysis of our historical clinical trial data, input from experts in the dry eye field, and discussions with the FDA, we have evaluated our options and intend to focus our future development on evaluating the effects of Prolacria on the central region of the cornea, as measured by fluorescein staining scores. Based upon the progress we have achieved thus far, we now believe additional development work is warranted. In October 2007, we entered into a clinical services agreement with Ophthalmic Research Associates Inc., or ORA, to gain access to its proprietary dry eye model (i.e., the controlled adverse environment or dry eye chamber). The agreement contemplates conducting various studies in a step-wise approach to facilitate optimal clinical trial design for possible future clinical development of Prolacria, leveraging ORA’s extensive knowledge in conducting ophthalmic clinical trials. See Note 9 to our Notes to Condensed Financial Statements for a detailed description of the agreement.

We have initiated preliminary clinical work with ORA to confirm the appropriate clinical trial design to be used for a pivotal Phase 3 clinical trial. We will be working closely with ORA and an independent network of clinical dry eye investigators to study Prolacria using ORA’s proprietary dry eye model, which includes using ORA’s stationary and mobile dry eye chambers. While this process will take some time, we believe it is a prudent approach to investing in the program. Based upon our current plans, we would expect to update our progress on our stepwise approach by the third quarter of 2008.

Estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $10 million to $15 million, depending on our approach to achieving NDA approval of the product candidate. This range includes costs for conducting various studies under our ORA agreement, regulatory and consulting activities, completing one additional Phase 3 clinical trial, salaries for development personnel, and other unallocated development costs, but excludes any milestone payments upon NDA approval or otherwise under our ORA agreement, as well as the cost of pre-launch inventory which is Allergan’s responsibility. If we are required to do more than one additional Phase 3 clinical trial, our costs will likely be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the ongoing interaction with the FDA and the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with the development of Prolacria and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

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

Cystic fibrosis is a life-threatening disease involving a genetic mutation that disrupts the cystic fibrosis transmembrane regulator protein, an ion channel. In cystic fibrosis patients, a defect in this ion channel leads to poorly hydrated lungs and severely impaired mucociliary clearance. Chronic secondary infections invariably occur, resulting in progressive lung dysfunction and deterioration. Respiratory infections and complications account for more than 90% of the mortality associated with this disease. According to the U.S. Cystic Fibrosis Foundation, as published in 2006, the median life expectancy for patients is approximately 37 years. Additionally, according to the U.S. Cystic Fibrosis Foundation’s 2004 Patient Registry, approximately two-thirds of cystic fibrosis patients have lung disease defined as mild as measured by the standard pulmonary function test, FEV1 > 70% predicted. In the pediatric population under 18 years of age, approximately 80% of patients have mild or early lung disease.

Development Status. We have recently completed patient enrollment in TIGER-1, the first of two planned pivotal Phase 3 clinical trials with denufosol tetrasodium inhalation solution for the treatment of cystic fibrosis. The TIGER-1 clinical trial, initiated in July 2006, is a double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in approximately 350 patients with mild cystic fibrosis lung disease at clinical centers across North America. The approximate mean age of patients enrolled in TIGER-1 is 14 years. The clinical trial includes a 24-week efficacy and safety portion, followed by a 24-week open-label denufosol safety extension. Patients are continuing to roll into the open-label safety extension phase. As TIGER-1 proceeds, the safety data will continue to be reviewed by an independent data monitoring committee that we established for this clinical trial. We intend to unblind, analyze and announce the top-line results within two to three months following completion of the initial 24-week placebo-controlled efficacy portion of the clinical trial. We do not expect this unblinding of efficacy data to result in any statistical penalty. Based on the timing assumptions described above, we would expect to report TIGER-1 top-line results mid-year 2008.

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

We expect that TIGER-2, our second Phase 3 clinical trial which is required for regulatory approval, will include approximately 350 patients and be 24 weeks in duration. For the remainder of 2007, we expect to work with select cystic fibrosis treatment centers in the United States and Canada to prepare for patient enrollment. We intend to have a staged enrollment process for TIGER-2, with the first stage to begin in U.S. and Canadian sites in early 2008. Subsequently, we intend to commence additional international site enrollment in the second half of 2008 as countries become eligible to be included from a regulatory perspective.

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

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $25 million to $45 million. This estimate includes completing TIGER-1, conducting TIGER-2, conducting required toxicology and carcinogenicity studies, any additional Phase 2 clinical trials, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory and any product approval milestones payable to the Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

Development Status. In October 2006, our Investigational New Drug Application, or IND, for epinastine nasal spray was filed with the FDA and we began Phase 2 clinical trials. The Phase 2 program included several clinical and toxicology studies to determine the optimal formulation and dose.

In May 2007, we announced the results of a Phase 2 clinical trial to evaluate epinastine nasal spray for the treatment of seasonal allergic rhinitis, or SAR. This Phase 2 clinical trial was a 14-day, randomized, double-blind comparison of two doses of epinastine nasal spray (0.05% and 0.1%) to placebo in 569 subjects who had a documented history of seasonal allergic rhinitis to mountain cedar pollen. Of the subjects randomized in the clinical trial, 95% completed the clinical trial and no serious adverse events were reported. While the most common adverse event observed was bitter taste, it was only reported by 4% of subjects in the 0.05% group and by 5% of subjects in the 0.1% group.

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

Based on the results of this clinical trial and our End-of-Phase 2 meeting with the FDA, we plan to proceed to a Phase 3 clinical program to evaluate epinastine nasal spray for the treatment of allergic rhinitis. The Phase 3 program is expected to consist of three pivotal Phase 3 clinical trials, including two SAR clinical trials and one long-term safety trial in patients with perennial allergic rhinitis, or PAR. We expect to initiate the first Phase 3 clinical trial in the fourth quarter of 2007 during the mountain cedar pollen season, with results anticipated in the second quarter of 2008. In August 2007, we initiated the required 6-month intranasal toxicology study of epinastine in a single animal species and expect to have results by mid-year 2008. These results are necessary to begin a subsequent clinical trial, which will include one-year safety results required for a potential NDA. We intend to initiate the second SAR clinical trial and the one-year safety clinical trial in 2008, dependent upon the results of the first Phase 3 SAR clinical trial, the outcome of the 6-month toxicology study and other factors.

Estimated subsequent costs necessary to submit an NDA for epinastine nasal spray for the treatment of allergic rhinitis are projected to be in the range of $25 million to $45 million. This estimate primarily includes conducting three planned Phase 3 pivotal clinical trials and any required toxicology studies, manufacturing epinastine for clinical trials, producing qualification lots consistent with current cGMP standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials and toxicology studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 2 or Phase 3 clinical trials may be necessary, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

Bilastine for seasonal allergic rhinitis

Overview. Bilastine is a non-sedating oral H1-antihistamine compound being developed for the treatment of allergic rhinitis.

Collaborative Agreement. In October 2006, we entered into a license agreement with FAES Farma, S.A., or FAES, for the U.S. and Canadian development and commercialization of bilastine. We amended this agreement in June 2007. Under the terms of the amendment, FAES will be responsible, at its sole cost and expense, for using commercially reasonable efforts to conduct certain development activities relating to oral bilastine. Until the completion of such development activities, all our obligations with respect to the development and commercialization of oral bilastine products are suspended. In addition, the future development and ultimate commercial availability of bilastine in the United States is largely dependent on FAES’ completion of these development activities and the related data generated from these activities. Accordingly, we will incur significantly less development costs for our oral bilastine program in 2007 than originally expected, and the future advancement of the program will be largely dependent upon the initiatives of FAES.

Pursuant to the terms of the amendment, commencing on December 1, 2007, Inspire may terminate the license agreement, in part or in its entirety, upon 30 days notice to FAES prior to the first commercial sale of an applicable bilastine product, or upon 180 days notice after the first commercial sale of an applicable bilastine product. Also commencing on December 1, 2007, FAES may terminate such development activities prior to their completion by giving us 30 days notice.

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

Development Status. Based on a meeting with the Pulmonary Division of the FDA, and in consultation with us, FAES has agreed, pursuant to the terms of the amendment described above, to conduct additional clinical work and an expanded QT/QTc comparative trial.

Prior to the completion of the additional clinical work by FAES, we expect to have minimal costs related to the oral bilastine program. Based upon the limited data available and the uncertainty of the future of the bilastine program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing.

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

Development Status. We have filed an IND for the first compound in a series of compounds and in the first quarter of 2007, we initiated a Phase 1 proof-of-concept dose-ranging clinical trial in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in intraocular pressure. The clinical trial is ongoing and we expect top line results from this clinical trial in 2008. Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

Revenues

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the three months ended September 30, 2007 were approximately $1.1 million. Beginning in July 2007, we started receiving and processing orders for AzaSite as we loaded the supply chain in preparation of the August 2007 launch. These initial orders were offered with special terms as stocking incentives for wholesalers. The special terms were only offered for a specified period of time of approximately one month prior to the August 13, 2007 launch of AzaSite. Sales with these special terms are being accounted for using the consignment model, which requires that we defer revenue until such time that the product is resold further into the supply chain or the product is no longer subject to the special terms. As of September 30, 2007, we had deferred AzaSite revenue, net of estimated rebates and discounts, of approximately $1.1 million. Sales made subsequent to this specified “launch” time period include return rights that are customary in the industry. For these orders, we are recording revenue at the date of shipment, when title and substantially all the risks and rewards of ownership has transferred to the customer.

We expect that AzaSite will exhibit a slight seasonal trend similar to other products in the bacterial conjunctivitis market, with a slight decline in sales during the Summer months when children are typically out of school.

Product Co-Promotion

Co-promotion revenues for the three months ended September 30, 2007 were approximately $11.1 million, as compared to approximately $9.7 million for the same period in 2006. Co-promotion revenue from net sales of Restasis for the three months ended September 30, 2007 was approximately $6.5 million, as compared to approximately $4.3 million for the same period in 2006. The increase in 2007 co-promotion revenue for Restasis of approximately $2.2 million, or 52%, was primarily due to increased patient usage of Restasis, based on the increase of prescriptions year-over-year; the normal annual price increase that became effective during the first quarter of 2007; and the final scheduled increase on the percentage of net sales of Restasis to which we were entitled. Restasis is currently the only approved prescription product indicated for dry eye disease. Co-promotion revenue from net sales of Elestat for the three months ended September 30, 2007 was approximately $4.6 million, as compared to approximately $5.4 million for the same period in 2006. The 15% decrease in 2007 co-promotion revenue for Elestat was primarily due to a decline in market share for Elestat due to an increasingly competitive market environment and an overall decline in the allergic conjunctivitis market in terms of prescriptions. The reduction in market share is partially offset by a reduction in rebates and discounts related to the loss of coverage under certain governmental formularies and a price increase for Elestat that became effective during the first quarter of 2007.

All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. However, less than 2% of our co-promotion revenue from Restasis is derived from sales of Restasis outside of the United States. Restasis, in terms of prescription volume, has grown significantly since it was first launched in April 2003. Total prescriptions, as reported by IMS Health, were approximately 544,000 for the three months ended September 30, 2007, a 14% increase over the same period in 2006. Our entitled percentage of net sales of Restasis increased for the last time in April 2007. For the three months ended September 30, 2007, Allergan recorded approximately $88 million of revenue from net sales of Restasis, as compared to approximately $69 million for the three months ended September 30, 2006.

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

Competition from the introduction of a new branded product and a new generic has caused a decline in 2007 market share for Elestat. Based upon national prescription data from IMS Health, for the three months ended September 30, 2007, Elestat represented approximately 9% of the total U.S. allergic conjunctivitis market, as compared to approximately 10% for the same period in 2006.

Cost of Sales

Cost of sales related to the sales of AzaSite, which was launched in August 2007, were approximately $603,000 for the three months ended September 30, 2007. Cost of sales consist of variable and fixed cost components. Variable cost components include the cost of AzaSite inventory sold, distribution, shipping and logistic service charges from our third-party logistics provider, and royalties on net sales of AzaSite that we are obligated to pay under our licensing agreement with InSite Vision. Fixed cost components are primarily the amortization of the $19 million approval milestone that we paid InSite Vision as part of our licensing agreement. Royalties owed to InSite Vision related to the deferred portion of sales of AzaSite have also been deferred and will be recognized as cost of sales as the revenue related to such sales is able to be recognized.

Research and Development Expenses

Research and development expenses were approximately $8.1 million for the three months ended September 30, 2007, as compared to approximately $8.2 million for the same period in 2006. The slight decrease in research and development expenses of approximately $138,000, or 2%, for the three months ended September 30, 2007, as compared to the same period in 2006, was primarily due to a reallocation of spending on our later stage development programs.

Research and development expenses include all direct and indirect costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, sponsored research costs, clinical trial insurance, upfront license fees, milestone and royalty payments relating to research and development, and other fees and costs related to the development of product candidates. Research and development expenses vary according to the number of programs in preclinical and clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the length of the clinical trial and the number of patients enrolled in later stage clinical trials. Year over year spending on active development programs can vary due to the differing levels and stages of development activity, the timing of certain expenses and other factors.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $14.3 million for the three months ended September 30, 2007, as compared to approximately $6.2 million for the same period in 2006. The increase in selling and marketing expenses of approximately $8.1 million, or 131%, for the three months ended September 30, 2007, as compared to the same period in 2006, resulted primarily from an increase in various expenses associated with the AzaSite launch, including the expansion of our commercial sales force as well as marketing and promotional activities. We have also incurred a general increase in the costs associated with our sales force including increased salary, personnel related expenses and stock-based compensation expense.

Our commercial organization currently focuses its promotional efforts on approximately 12,000 select pediatricians, primary care physicians, eye care professionals and allergists for AzaSite, Restasis and Elestat. Our selling and marketing expenses include all direct costs associated with the commercial organization, which include our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, fleet management and travel. Our marketing and promotion expenses include product management, promotion, advertising, public relations, Phase 4 clinical trial costs, physician training and continuing medical education and administrative expenses.

General and Administrative Expenses

General and administrative expenses were approximately $3.6 million for both the three months ended September 30, 2007 and 2006. Decreases in legal expenses associated with our stockholder litigation and SEC investigation due to less legal activity associated with these issues and reimbursement from our insurance provider of approximately $371,000 of legal costs covered under our Directors’ and Officers’ insurance policy, were offset by increases in administration and personnel costs.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Other Income (Expense)

Other income, net was approximately $694,000 for the three months ended September 30, 2007, as compared to approximately $1.2 million for the same period in 2006. Other income fluctuates from year to year and from period to period based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt and capital lease obligations. The decrease in other income of approximately $481,000, or 41%, for the three months ended September 30, 2007, as compared to the same period in 2006, was primarily due to an increase in interest expense of approximately $861,000, primarily associated with borrowing $20.0 million of debt in December 2006 and additional borrowings of $20.0 million in the first half of 2007, partially offset by an increase in interest income as a result of higher average cash and investment balances following the sale of $75 million of exchangeable preferred stock in July 2007.

Nine Months Ended September 30, 2007 and 2006

Revenues

Total revenues were approximately $34.8 million for the nine months ended September 30, 2007, as compared to approximately $28.6 million for the same period in 2006. The increase in 2007 revenue of approximately $6.2 million, or 22%, was primarily due to increased co-promotion revenue from net sales of Restasis and Elestat in 2007, as compared to 2006, as well as initial product revenue from sales of AzaSite, which we launched in August 2007. Total revenues for the 2006 period also included the recognition of a development milestone of $1.25 million from Santen for diquafosol tetrasodium in accordance with our development, license and supply agreement.

Product sales of AzaSite, net of rebates and discounts, for the nine months ended September 30, 2007 were approximately $1.1 million, as compared to none for the same period in 2006. Co-promotion revenue from net sales of Restasis and Elestat for the nine months ended September 30, 2007 was approximately $17.0 million and $16.7 million, respectively, as compared to approximately $11.2 million and approximately $16.1 million, respectively, for the same period in 2006. For the nine months ended September 30, 2007, Allergan recorded approximately $244 million of revenue from net sales of Restasis, as compared to approximately $201 million for the nine months ended September 30, 2006. Based upon national prescription data from IMS Health, for the nine months ended September 30, 2007 and 2006, Elestat represented approximately 8% and 9% of the total U.S. allergic conjunctivitis market, respectively.

In regards to co-promotion revenue from net sales of Elestat, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. During a fiscal year, we recognize product co-promotion revenue associated with targeted net sales levels for Elestat achieved during that time period and defer revenue in excess of the sales level achieved. During the three month period ended June 30, 2007, we achieved the annual 2007 net sales target level. Our revenue from net sales of Elestat in 2007 is expected to approximate our revenue from net sales of Elestat in 2006.

Since the beginning of 2006 when Medicare Part D became effective, there has been a decrease in prescriptions for Elestat reimbursed by state Medicaid programs which have been partially offset by an increase of prescriptions reimbursed under Medicare Part D plans and to a lesser extent, commercial plans. This shift to Medicare Part D plans has resulted in lesser amounts of rebates than under Medicaid programs. On an annual basis, Allergan negotiates for coverage under states’ Medicaid programs and coverage under commercial and Medicare programs. To date, the increasing competitive environment and price discounting has resulted in Elestat losing coverage under state Medicaid plans; however, the loss to our co-promotion revenue has been minimal due to the large price concessions associated with these particular plans. Future loss of coverage under additional states or commercial plans may have a negative impact on our co-promotion revenue.

The commercial marketing exclusivity period for Elestat provided under the Hatch-Waxman Act will expire in October 2008, at which time competitors will be able to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict the time frame for FDA review of such applications, if any. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. Our ability to gain additional intellectual property protection related to Elestat has been challenging. We cannot provide any assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act in October 2008. If a generic form of Elestat is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease. Loss of our co-promotion revenue from Elestat will materially impact our results of operations and cash flows.

Our future revenue will depend on various factors including: the effectiveness of our commercialization of AzaSite; continued commercial success of Restasis and Elestat; pricing, rebates, discounts and returns for all products; the effect of competing products; coverage and reimbursement under commercial or government plans; seasonality of sales of Elestat; and duration of market exclusivity of Restasis and Elestat. If Allergan significantly under-estimates or over-estimates rebate amounts, there could be a material effect on our revenue. In addition to the continuing sales of AzaSite, Restasis and Elestat, our future revenue will also depend on our ability to enter into additional collaboration agreements, and to achieve milestones under existing or future collaboration agreements, as well as whether we obtain regulatory approvals for our product candidates.

Cost of Sales

Cost of sales related to the product sales of AzaSite, which was launched in August 2007, were approximately $603,000 for the nine months ended September 30, 2007. Cost of sales consist of variable cost components that will increase or decrease depending on the volume of AzaSite sold and fixed cost components, primarily related to the amortization of the $19.0 million approval milestone paid to InSite Vision. Certain costs included in cost of sales are subject to annual increases which are out of our control. We expect that cost of sales will increase in relation to, but not proportionately to, the expected increases in revenue from sales of AzaSite.

Research and Development Expenses

Research and development expenses were approximately $38.8 million for the nine months ended September 30, 2007, as compared to approximately $26.5 million for the same period in 2006. The increase in research and development expenses of approximately $12.3 million, or 47%, for the nine months ended September 30, 2007, as compared to the same period in 2006, was primarily due to approximately $14.2 million incurred related to AzaSite, including the payment of a $13.0 million upfront licensing fee upon the execution of the agreement with InSite Vision for the exclusive right to commercialize AzaSite in the United States and Canada. Costs associated with our other product candidates’ research and development activities for the nine months ended September 30, 2007 were approximately $24.6 million and were primarily associated with our denufosol for cystic fibrosis and our epinastine nasal spray for allergic rhinitis programs.

Our research and development expenses for the nine months ended September 30, 2007 and 2006 and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Nine Months Ended September 30,				Cumulative from Inception to September 30, 2007
	2007	%	2006	%		%
AzaSite (1)	$14,191	36	$—	—	$14,191	6
Denufosol tetrasodium for cystic fibrosis	9,196	24	8,001	30	41,744	17
Epinastine nasal spray for allergic rhinitis (2)	4,986	13	5,295	20	13,461	5
INS115644 for glaucoma	2,234	6	2,059	8	5,877	2
Bilastine for seasonal allergic rhinitis	1,384	4	—	—	8,523	3
Prolacria (diquafosol tetrasodium) for dry eye disease	1,148	3	984	4	40,286	16
INS50589 for use in acute cardiac care (3)	95	—	3,405	13	13,064	5
Denufosol tetrasodium for retinal disease (3)	83	—	1,178	4	9,188	4
Other research, preclinical and development costs (4)	5,494	14	5,569	21	107,290	42

Total	$38,811	100	$26,491	100	$253,624	100

(1)	Includes a $13.0 million upfront licensing fee upon the signing of the license agreement with InSite Vision.
(2)	Expense in 2006 includes a $2.5 million upfront licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim.
(3)	As of September 30, 2007, this program was not in active development.
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

Our future research and development expenses will depend on the results and magnitude or scope of our clinical, preclinical and research activities and requirements imposed by regulatory agencies. Year over year spending on active development programs can vary due to the differing levels and stages of development activity, the timing of certain expenses and other factors. Accordingly, our research and development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to product candidates, our research and development expenses may fluctuate significantly from prior periods.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $32.2 million for the nine months ended September 30, 2007, as compared to approximately $19.8 million for the same period in 2006. The increase in selling and marketing expenses of approximately $12.4 million, or 63%, for the nine months ended September 30, 2007, as compared to the same period in 2006, resulted from an overall increase in various expenses associated with the launch activities related to AzaSite, including the expansion of our sales force as well as marketing and promotional activities, particularly relating to our AzaSite product. We have also incurred a general increase in the costs associated with our sales force including increased salary, personnel related expenses and stock-based compensation expense.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches, including the periods following our August 2007 launch of AzaSite.

General and Administrative Expenses

General and administrative expenses were approximately $10.4 million for the nine months ended September 30, 2007, as compared to approximately $12.4 million for the same period in 2006. The decrease in general and administrative expenses of approximately $2.0 million, or 16%, for the nine months ended September 30, 2007, as compared to the same period in 2006, was primarily due to lower legal and administrative expenses associated with our stockholder litigation and SEC investigation. For the nine months ended September 30, 2007, we have recorded reimbursement from our insurance provider of approximately $1.3 million related to legal fees incurred as a result of defending against the stockholder litigation and SEC investigation, which activities were covered under our Directors’ and Officers’ insurance policy. Legal fees, excluding amounts reimbursed, were approximately $1.8 million for the nine months ended September 30, 2007, as compared to approximately $3.2 million for the same period in 2006.

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

Other Income (Expense)

Other income, net was approximately $1.5 million for the nine months ended September 30, 2007, as compared to approximately $3.5 million for the same period in 2006. Other income fluctuates from year to year and from period to period based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt and capital lease obligations. The decrease in other income of approximately $2.0 million, or 57%, for the nine months ended September 30, 2007, as compared to the same period in 2006, was primarily due to an increase in interest expense of approximately $1.8 million, primarily associated with borrowing $20.0 million of debt in December 2006 and additional borrowings of $20.0 million in the first half of 2007. Future other income will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of equity securities, including private sales of preferred stock and public offerings of common stock. We also currently receive revenue from net sales of Restasis and Elestat, and began receiving revenue from net sales of AzaSite in the third quarter of 2007. We do not expect our revenue to exceed our 2007 operating expenses.

At September 30, 2007, we had net working capital of approximately $109.3 million, an increase of approximately $19.6 million from approximately $89.7 million at December 31, 2006. The increase in working capital was principally due to $75 million from the sale of preferred stock to Warburg Pincus Private Equity IX, L.P., or Warburg, in July 2007 as well as the additional $20.0 million draw down from our loan facility, both of which are discussed below. These increases were offset by $32.0 million in milestone payments related to AzaSite, as described below, as well as the use of funds for our normal operating expenses, which exceeded the revenue we recognized. Our principal sources of liquidity at September 30, 2007 were approximately $83.6 million in cash and cash equivalents and approximately $47.0 million in investments, which are considered available-for-sale, and the potential to borrow an additional $20.0 million under our amended loan and security agreement.

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development, including the in-licensing of bilastine from FAES in November 2006 and AzaSite from InSite Vision in February 2007. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed a total of $40.0 million under this agreement. The commitment period during which we can draw upon the new $20.0 million supplemental term loan facility ends on December 31, 2007. All loan advances made under the agreement have a final maturity date in March 2011.

On July 20, 2007, we completed a sale of preferred stock with Warburg pursuant to which we sold 140,186 shares of our Series A Exchangeable Preferred Stock, or Exchangeable Preferred Stock, to Warburg at a price per share of $535.00, for gross proceeds of $75.0 million. The Exchangeable Preferred Stock was exchangeable for shares of common stock at a ratio of 1:100. We incurred approximately $1.4 million in issuance costs in connection with the sale of the Exchangeable Preferred Stock. The Exchangeable Preferred Stock was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” The difference between the effective conversion price per share of underlying common stock in the exchange provision and the market value per share of common stock as of the closing date of the Exchangeable Preferred Stock transaction resulted in the calculation of an embedded contingent beneficial conversion feature, which is required to be treated as a deemed non-cash dividend to preferred stockholders. The calculated intrinsic value of the beneficial conversion feature is approximately $8.3 million and will be recorded to accumulated deficit with the offsetting credit to additional paid-in-capital in the quarter ended December 31, 2007. We will reflect the beneficial conversion feature on our statement of operations to adjust our reported net loss available to common shareholders. This accounting treatment does not represent any obligation, cash or otherwise, to the Exchangeable Preferred stockholders.

On October 31, 2007, we held a special meeting of stockholders in which the proposed exchange of all outstanding Exchangeable Preferred Stock for shares of our common stock was approved by our stockholders. The total number of shares of common stock issued in the exchange was 14,018,600, which as of October 31, 2007, represented approximately 25% of our 56,439,001 shares of common stock outstanding after giving effect to the exchange. Additionally, due to the exchange for common stock, there is no dividend obligation associated with the preferred stock. These newly issued shares of common stock will be classified on our balance sheet as a component of stockholders’ equity in future periods. In addition, we have agreed to use our best efforts to file a registration statement to register the shares of common stock into which the holders’ shares of Exchangeable Preferred Stock were exchanged no later than 30 days after the exchange of the Exchangeable Preferred Stock into common stock.

On February 15, 2007, we signed an exclusive license agreement with InSite Vision for U.S. and Canadian commercialization of AzaSite, a treatment for bacterial conjunctivitis. In conjunction with this license agreement, we paid InSite Vision an upfront license fee of $13.0 million. On April 27, 2007, AzaSite was approved by the FDA for the treatment of bacterial conjunctivitis. In conjunction with the FDA approval, we paid InSite Vision an additional $19.0 million milestone. The $19.0 million milestone has been capitalized and is being amortized on a straight-line basis over the term of the patent coverage. In addition, we are obligated to pay InSite Vision a 20% royalty for the first two years of commercialization and a 25% royalty thereafter on net sales of AzaSite in the United States and Canada.

Our working capital requirements may fluctuate in future periods depending on many factors, including: the number, magnitude, scope and timing of our development programs; the commercial potential of our products; the costs related to the commercialization of AzaSite; the costs related to the potential FDA approval of our other product candidates; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the efficiency of manufacturing processes developed on our behalf by third parties; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue; the commercial potential of our product candidates; unreimbursed legal and administrative costs associated with resolving and satisfying any potential outcome of our stockholder litigation and SEC investigation; and any expansion of facility space.

Our actual 2007 financial results will be largely dependent on the commercialization of AzaSite, as well as the clinical and regulatory developments and timing of our epinastine nasal spray, denufosol, Prolacria and glaucoma programs. Based upon current Restasis and Elestat trends and our launch of AzaSite, we expect to record 2007 aggregate revenue in the range of $47-$57 million. Based on projected operating plans and activities completed in the first nine months, we expect 2007 total operating expenses to be in the range of $115-$130 million. Costs of goods sold, amortization of the $19.0 million approval milestone, and royalty obligations to InSite Vision on any sales of AzaSite are expected to be in the range of $3-$6 million. Total estimated selling and marketing, and general and administrative, expenses are estimated to be in the range of $42-$48 million and $15-$19 million, respectively.

Research and development expenses are estimated to be in the range of $55-$65 million. The expected cash usage for the remaining three months of 2007 is expected to be in the range of $10-$20 million, excluding any additional borrowings under our debt facility.

Included within our operating expenses guidance are projected stock-based compensation costs of approximately $3 million. This estimate is based on the unvested portion of stock options and restricted stock units outstanding as of September 30, 2007, our current stock price, and an anticipated level of share-based payments granted during the remainder of 2007. For the nine months ended September 30, 2007, we recognized non-cash stock-based compensation expense of approximately $2 million.

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

We expect to have sufficient liquidity to continue our planned operations through 2008. Our liquidity needs will largely be determined by the commercial success of our products and key development and regulatory events. In order for us to continue operations substantially beyond 2008 we will need to: (1) successfully commercialize AzaSite, (2) obtain additional product candidate approvals, which would trigger milestone payments to us, (3) out-license rights to certain of our product candidates, pursuant to which we would receive income, (4) raise additional capital through equity or debt financings or from other sources and/or (5) reduce expenditures and spending on one or more research and development programs. We currently have the ability to draw upon an additional $20.0 million of debt through December 31, 2007, under our existing loan facility. Additionally, we currently have the ability to sell approximately $13.9 million of common stock under an effective shelf registration statement, which we filed with the SEC on April 16, 2004 and $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an additional effective shelf registration statement which we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement.

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

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s recommendation and granted our and the other defendants’ motion and dismissed the CAC with prejudice. On August 24, 2007, the plaintiffs filed an appeal to the United States Court of Appeals for the Fourth Circuit. We will continue to defend the litigation vigorously.

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

SEC Investigation

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation which we believe relates to our Phase 3 clinical trial of our dry eye product candidate, Prolacria. On October 19, 2006, we received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. Our Chief Executive Officer and our then Executive Vice President, Operations and Communications, also received Wells Notices.

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

Revenue Recognition

We record all of our revenue from (1) sales of AzaSite; (2) product co-promotion activities; and (3) collaborative research agreements in accordance with SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” or SAB No. 104. SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Product Revenues

We recognize revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, we sell AzaSite to wholesalers and distributors, who, in turn, will sell to pharmacies and Federal, State and commercial healthcare organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate.

In addition to SAB No. 104, our ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists,” or SFAS No. 48, as issued by the Financial Accounting Standards Board, or FASB. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Customers will be able to return short-dated or expired AzaSite that meet the guidelines set forth in our return goods policy. Consistent with industry standards, our return goods policy allows for returns of AzaSite within an eighteen-month period, from six months prior to the expiration date and up to twelve months after the expiration date. In accordance with SFAS No. 48, we are required to estimate the level of sales that will ultimately be returned pursuant to our return policy and to record a related reserve at the time of sale. These amounts are deducted from our gross sales of AzaSite in determining our net sales. Since AzaSite is a new product, we are utilizing the return data of several comparative products with ocular indications that are subject to similar return policies and wholesaler relationships as a basis for our initial return estimates, including our own experience with Restasis and Elestat as well as another drug indicated for bacterial conjunctivitis. Future estimated returns of AzaSite will be based primarily on the return data for these comparative products and our own historical experience with AzaSite. We also consider other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others.

Immediately preceding the launch of AzaSite, we offered wholesalers stocking incentives that allowed for extended payment terms, product discounts, and guaranteed sale provisions (collectively, “special terms”). These special terms were only offered during a specified time period of approximately one month prior to the August 13, 2007 launch of AzaSite. Any sales of AzaSite made under these special term provisions were accounted for using a consignment model since substantially all the risks and rewards of ownership did not transfer upon shipment. Under the consignment model, we did not recognize revenue upon shipment of AzaSite purchased with the special terms, but recorded deferred revenue at gross invoice sales price, less all appropriate discounts and rebates, and accounted for AzaSite inventory held by the wholesalers as consignment inventory. We recognized the revenue from these sales with special terms at the earlier of when the inventory of AzaSite held by the wholesalers was sold through to the wholesalers’ customers or when such inventory of AzaSite was no longer subject to these special terms. All sales subsequent to this specified “launch” time period include return rights and pricing that are customary in the industry. For these sales, we record revenue on the date of shipment, as discussed above.

We utilize data from external sources to help us estimate our gross to net sales adjustments as they relate to the sales incentives and recognition of revenue for AzaSite sold under the special term provisions. External sourced data includes among others, information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers as well as data from IMS Health, a supplier of market research data to the pharmaceutical industry. We also utilize this data to help estimate and identify prescription trends and patient demand.

Product Co-promotion Revenues

We recognize co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to us by Allergan. We actively promote both Restasis and Elestat through our commercial organization and share in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s net sales for both Restasis and Elestat, reported to us by Allergan, as co-promotion revenue. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs.

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

Inventories

Our inventories are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories.

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

Stock-Based Compensation Expense

As of January 1, 2006, we adopted SFAS No. 123(R), which requires us to measure compensation cost for share-based payment awards at fair value and recognize compensation expense over the service period for awards expected to vest. Upon adoption, we implemented the modified prospective method in recognizing stock-based compensation expense in future periods. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and recognize compensation expense on a straight-line basis over the vesting periods of our awards. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Prior to 2007, we used a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to our own historical volatility. In 2007, we began using only our own historical volatility as a basis for determining expected volatility. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates. For stock options granted to non-employees, we have recognized compensation expense in accordance with the requirements of SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS No. 123. SFAS No. 123 required that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees.

Total stock-based compensation for the three and nine months ended September 30, 2007 and 2006 was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$228	$166	$542	$454
Selling and marketing	278	77	575	187
General and administrative	395	174	872	479

Total stock-based compensation expense	$901	$417	$1,989	$1,120

As of September 30, 2007, approximately $7.8 million and $534,000 of total unrecognized compensation cost related to unvested stock options and restricted stock units, respectively, is expected to be recognized over a weighted-average period of 2.6 years and 3.8 years, respectively. We currently estimate total stock-based compensation expense will be approximately $3 million in 2007. This estimate is based on the unvested portion of stock options and restricted stock units outstanding as of September 30, 2007, our current stock price, and an anticipated level of share-based payments granted during 2007. Should our stock price change significantly from its current level, and/or if our anticipated headcount changes, actual stock-based compensation expense could change significantly from this projection. However, the actual amount of stock-based compensation expense recognized in the future will largely depend on levels of share-based payments granted in future periods and changes in our stock price.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We are subject to interest rate risk on our investment portfolio, capital leases, other short-term debt obligations and borrowings under our term loan facility.

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

Our exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our investment portfolio, changes in the market value of investments due to changes in interest rates, the increase or decrease in realized gains and losses on investments and the amount of interest expense we must pay with respect to various outstanding debt instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. At September 30, 2007, our portfolio of available-for-sale investments consisted of approximately $37.1 million of investments maturing within one year and approximately $9.9 million of investments maturing after one year but within 36 months. In addition, we have $615,000 of our long-term investments that are held in a restricted account that collateralizes a letter of credit with a financial institution. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be affected by a significant amount due to a sudden change in interest rates.

Our risk associated with fluctuating interest expense is limited to capital leases, other short-term debt obligations and future borrowings under the term loan facility. The interest rate on our long-term debt is fixed on outstanding borrowings under the term loan facility, but future draws on the facility will assume interest based upon current market interest rates at the time of borrow. Assuming other factors are held constant, an increase in interest rates from the fixed rate on our debt generally results in a decrease in the fair value of our long-term debt, and a decrease in interest rates generally results in an increase in the fair value of our long-term debt. However, neither an increase nor a decrease in interest rates will impact the carrying value of the long-term debt. As of September 30, 2007, the fair value of our long-term debt borrowings approximate their carrying value of $40.0 million.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $200,000 as of September 30, 2007. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company. We have established policies and procedures for market risk assessment, including a foreign currency-hedging program. The goal of our hedging program is to establish fixed exchange rates on firm foreign currency cash outflows and to minimize the impact of foreign currency fluctuations.

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

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s recommendation and granted our and the other defendants’ motion and dismissed the CAC with prejudice. On August 24, 2007, the plaintiffs filed an appeal to the United States Court of Appeals for the Fourth Circuit. We will continue to defend the litigation vigorously.

As with any legal proceeding, we cannot predict with certainty the eventual outcome of these lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation which we believe relates to our Phase 3 clinical trial of our dry eye product candidate, Prolacria. On October 19, 2006, we received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. Our Chief Executive Officer and our then Executive Vice President, Operations and Communications, also received Wells Notices.

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

We launched AzaSite in August 2007. The effectiveness of the launch and commercial success of AzaSite will largely depend on a number of factors, including:

•	Acceptance by patients and physicians;

•	The effectiveness of our sales and marketing efforts;

•	Ability to differentiate AzaSite relative to our competitors’ products;

•	Ability to further develop clinical information to support AzaSite;

•	A knowledgeable sales force;

•	Market penetration;

•	The manufacturer’s successful building and sustaining of manufacturing capability;

•	Our ability to enter into managed care and governmental agreements on favorable terms; and

•	Any competitor’s ability to successfully commercialize competing therapies.

Establishment and completion of appropriate steps related to a product launch take significant time and resources. We are responsible for all aspects of the commercialization of this product, including determination of formularies upon which AzaSite is listed, manufacturing, distribution, marketing and sales. As part of the launch, we have introduced a significant number of trade-size samples into the market place in order to allow customers to rapidly gain experience with AzaSite. If we are not able have a reduced-fill sample validated and manufactured, we may need to continue to use trade-size samples in our marketing efforts. This may result in a reduction in the number of prescriptions written for AzaSite and therefore, our revenues may be negatively impacted. If AzaSite is not successfully commercialized, our revenues will be limited.

We have had limited experience in commercialization of products.

We have established a sales force to market and promote AzaSite, Restasis and Elestat, as well as other potential products we in-license or develop. Although the members of our sales force have had experience in sales with other companies, prior to 2004 we did not have a sales force and we may experience difficulties maintaining our sales force. We have incurred substantial expenses in establishing and maintaining our sales force, including substantial additional expenses for the training and management of personnel and the infrastructure to enable our sales force to be effective and compliant with the multiple laws and regulations affecting sales and promotion of pharmaceutical products. We expect to continue to incur substantial expenses in the future.

We are promoting AzaSite to select eye care professionals, pediatricians and primary care providers. We have no prior experience calling on pediatricians and primary care physicians. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and financial resources, and those with products for indications that are completely unrelated to those of our products, compete for the time and attention of pediatricians and primary care physicians. Furthermore, if additional products are approved, we will consider expanding our sales force. We may not be able to successfully continue to attract and retain the desired number of qualified sales personnel necessary to support the commercialization of AzaSite, or for other future needs. The costs of maintaining our sales force currently exceeds, and may continue to exceed, our product revenues.

In addition, prior to the in-licensing and launch of AzaSite, we have had limited experience in product pricing, negotiating managed care agreements and government contracts, or managing regulatory-related compliance activities such as pharmacovigilance, all of which are our responsibility as they relate to AzaSite. The determination of formularies upon which AzaSite is listed, the discounts and pricing under such formularies, as well as the amount of time it takes for us to obtain favorable formulary status under various plans will impact our commercialization efforts. Additionally, inclusion on certain formularies will require significant price concessions through rebate programs that impact the level of revenue that we receive. The need to give price concessions can be particularly acute where competing products are listed on the same formulary, such as the area of bacterial conjunctivitis.

Failure to successfully market and co-promote Allergan’s Restasis and Elestat will negatively impact our revenues.

Although we co-promote Restasis in the United States, Allergan is primarily responsible for marketing and commercializing Restasis. Accordingly, our revenues on the net sales of Restasis are largely dependent on the actions and success of Allergan, over whom we have no control.

The manufacture and sale of Restasis is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014. If and when we experience competition, including generics, for Restasis, our revenues attributable to Restasis will be significantly impacted. Our agreement with Allergan provides that we have the responsibility for promoting and marketing Elestat in the United States and paying the associated costs. There can be no assurances that revenues associated with Restasis and Elestat will exceed the related selling, promoting and marketing expenses associated with co-promotion activities for these products during the year ending December 31, 2007 or any future period. Our revenues will be impacted from time to time by the number of formularies upon which these products are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates. Allergan is responsible for determining the formularies upon which Restasis and Elestat are listed and making the appropriate regulatory and other filings.

The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire in October 2008 at which time competitors will be able to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict the time frame for FDA review of such applications, if any. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. Our ability to gain additional intellectual property protection related to Elestat has been challenging. We cannot provide any assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act in October 2008. If a generic form of Elestat is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease. Loss of our co-promotion revenue from Elestat will materially impact our results of operations and cash flows.

New branded products and generics have recently been introduced into the allergic conjunctivitis market. The introduction of these new products has increased the competition for Elestat and has taken market share from Elestat, which has had, and may continue to have, a negative impact on our revenues.

Our present revenues depend upon and our future revenues will depend, at least in part, upon the acceptance of Restasis and Elestat by eye-care professionals, allergists and patients. Factors that could affect the acceptance of Restasis and Elestat include:

•	Satisfaction with existing alternative therapies;

•	Perceived efficacy relative to other available therapies;

•	Extent and effectiveness of our promotion and marketing efforts;

•	Extent and effectiveness of Allergan’s sales and marketing efforts;

•	Changes in, or the levels of, third-party reimbursement of product costs;

•	Coverage and reimbursement under Medicare Part D, other state government sponsored plans and commercial plans;

•	Cost of treatment;

•	Marketing and sales activities of competitors;

•	Duration of market exclusivity of Restasis and Elestat;

•	Pricing and availability of alternative products, including generic or over-the-counter products;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration;

•	Prevalence and severity of adverse side effects; and

•	Regulatory approval in other jurisdictions.

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

The manufacturing of sufficient quantities of new and/or approved products or product candidates is a time-consuming and complex process. We have no experience or capabilities to conduct the large-scale manufacture of any of our product candidates. In order to successfully commercialize AzaSite and continue to develop our product candidates, we need to contract or otherwise arrange for the necessary manufacturing. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us or our collaborators. With the exception of (i) AzaSite for which we have contracted with InSite Vision for the active pharmaceutical ingredients, or APIs, and for which we have contracted with a third-party manufacturer to manufacture and supply AzaSite in finished product form, (ii) Santen, for which we are required to supply bulk APIs, and (iii) bilastine for which we will be responsible for contracting with a third-party manufacturer to manufacture and supply bilastine in finished product form, all of our partners are responsible for making their own arrangements for the manufacture of drug products, including arranging for the manufacture of bulk APIs. Our dependence upon third parties for the manufacture of both drug substance and finished drug products may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our operations and revenues. If we, or our partners, are unable to engage or retain third-party manufacturers on commercially acceptable terms, our products may not be commercialized as planned. Our strategy of relying on third parties for manufacturing capabilities presents the following risks:

•	The manufacturing processes for our product candidates have not been validated at the scale required for commercial sales;

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

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of Restasis, Elestat, and Prolacria, if approved by the FDA. It is our understanding that Allergan relies upon an arrangement with a single third party for the manufacture and supply of APIs for each of Restasis and Elestat. Allergan then completes the manufacturing process to yield finished product.

We are responsible for the manufacture of AzaSite pursuant to regulatory requirements. Under our supply agreement with InSite Vision, InSite Vision is responsible for supplying us with azithromycin, the API used in AzaSite. InSite Vision, in turn, relies upon an arrangement with a single third party for the manufacture and supply of such API. We are responsible for producing the finished product form of AzaSite, which is currently manufactured by a single party. There can be no assurance that such manufacturer will be able to continue to produce sufficient quantities of finished product in a timely manner to support the commercialization of AzaSite. In the event we are unable to continue to obtain sufficient quantities of AzaSite in finished product form, the long-term supply chain and distribution of AzaSite may be affected and our revenues may be negatively impacted.

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

In addition, if Allergan or any third-party manufacturer does not maintain cGMP compliance, the FDA could require corrective actions or take enforcement actions that could affect production and availability of the product thus adversely affecting sales. We presently depend on sole manufacturers of APIs for our product candidates and it would be time consuming and costly to identify and qualify new sources. If our vendors were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

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

Ophthalmic: Alacrity Biosciences, Inc.; Allergan Inc.; Alcon, Inc.; Bausch & Lomb, Inc.; ISTA Pharmaceuticals, Inc.; Lantibio, Inc.; MedPointe Pharmaceuticals; Merck & Co, Inc.; Nascent Pharmaceuticals, Inc.; Novagali Pharma; Novartis; Otsuka America Pharmaceutical, Inc.; Pfizer, Inc.; Santen; Senju Pharmaceutical Co. Ltd.; Sirion Therapeutics, Inc.; Sucampo Pharmaceuticals, Inc.; and Vistakon Pharmaceuticals, LLC

Cystic Fibrosis: Gilead Sciences, Inc.; Genentech, Inc.; Novartis; Pharmaxis Ltd.; Predix Pharmaceuticals Holdings, Inc.; and Vertex Pharmaceuticals Inc.

Allergic Rhinitis: AstraZeneca PLC; GlaxoSmithKline plc; ISTA Pharmaceuticals, Inc.; MedPointe Pharmaceuticals; Pfizer; Sanofi-Aventis; and Schering-Plough Corporation

Most of these competitors have greater resources than us, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations.

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

We rely on third parties to market, distribute and sell some of our products and those third parties may not perform.

We have developed a commercialization organization to market and commercialize AzaSite and to co-promote Restasis and Elestat. We are dependent on (i) third parties to perform or assist us in the marketing, distribution or sale of AzaSite and Elestat; and (ii) Allergan to perform or assist us in the marketing, distribution or sale of Restasis. We rely on the services of a single source, third-party distributor to deliver AzaSite to our customers. In addition to the physical storage and distribution of AzaSite, this third-party distributor maintains and provides us with information and data with regard to our inventory, AzaSite orders, billings and receivables, chargebacks and returns, among others, on which our accounting estimates are based. If third parties do not successfully carry out their contractual duties, meet expected sales goals, or maximize the commercial potential of our products, we may be required to hire or expand our own staff and sales force to compete successfully, which may not be possible. If third parties or Allergan do not perform, or assist us in performing these functions, or if there is a delay or interruption in the distribution of our products, it could have an adverse effect on product revenue, accounting estimates and our overall operations.

We depend on three pharmaceutical wholesalers for the vast majority of our AzaSite sales in the United States, and the loss of any of these wholesalers would negatively impact our revenues.

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

It is also possible that these wholesalers, or others, could decide to change their policies or fees, or both in the future. This could result in or cause us to incur higher product distribution costs, lower margins or the need to find alternative methods of distributing our products. Such alternative methods may not be economically or administratively feasible.

If physicians and patients do not accept our product candidates, they will not be commercially successful.

Even if regulatory authorities approve our product candidates, those product candidates may not be commercially successful. Acceptance of and demand for any new products will depend largely on the following:

•	Acceptance by physicians and patients of the product as a safe, effective and convenient therapy;

•	Reimbursement of drug and treatment costs by government programs and third-party payors;

•	In the case of Prolacria, effectiveness of Allergan’s sales and marketing efforts;

•	Effectiveness of our sales and marketing efforts;

•	Marketing and sales activities of competitors;

•	Safety, effectiveness and pricing of alternative products; and

•	Prevalence and severity of side effects associated with the new product.

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient dosing and methods for administering the products. For example, we intend that Prolacria will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in its licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. In addition, denufosol for the treatment of cystic fibrosis is administered by a standard nebulizer three times-a-day but patients may prefer a smaller, more portable, hand-held device. Similar challenges may exist in identifying and perfecting convenient dosing and methods of administration for our other product candidates.

Failure to timely and adequately market and commercialize our other product candidates will limit our revenues.

Even if clinical trials for our product candidates are successful, we cannot predict when, or if, the FDA or other regulatory authorities will approve such product candidates and allow their commercialization. Even if a product candidate is approved, we will need to timely and adequately market and commercialize such product, including the training and possible hiring of an appropriate sales and marketing staff for such product. If our other product candidates are not successfully commercialized following approval, our revenues may be limited.

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

We have licensed bilastine, an oral antihistamine compound for the treatment or prevention of allergic rhinitis, from FAES, for development and commercialization in the United States and Canada. FAES has conducted a thorough QT/QTc clinical trial in the United States of an oral formulation of bilastine to confirm the cardiac safety profile of this product candidate. Following a meeting with the FDA and in consultation with Inspire, FAES has agreed to conduct additional clinical work and an expanded QT/QTc comparative trial. If the strength of the overall clinical data is not sufficient to support FDA approval, it is unlikely that we will be able to commercialize bilastine in the United States or Canada. It may be necessary to conduct additional clinical trials in the United States in support of an NDA filing. There can be no guarantee that any additional clinical trials will be successful, or that the FDA would approve bilastine even if such clinical trials are successful.

A substantial amount of work will be required to advance our product candidates through clinical testing and ultimately to commercial approval. We will have to conduct significant additional development activities, non-clinical and clinical tests and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and clinical testing of our product candidates under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Accordingly, some or all of our preclinical candidates may not advance to clinical development. Additionally, companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

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

Pharmaceutical companies are subject to significant regulation by a number of national, state and local agencies, including the FDA. Such regulations and their authroizing statutes are amended from time to time. Failure to comply with applicable regulatory requirements could, among other things, result in fines, suspensions or delays of product manufacture or distribution or both, product recalls, delays in marketing activities and sales, withdrawal of marketing approvals, and civil or criminal sanctions including possible exclusion from eligibility for payment of our products by Medicare, Medicaid, and other third-party payors.

After initial regulatory approval, the manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review, and subsequent discovery of previously unknown problems with a product, manufacturing process or facility may result in restrictions, including withdrawal of the product from the market. Additional authority to take post-approval actions was given to the FDA under the FDA Amendments Act of 2007, which went into effect on October 1, 2007. The FDA is permitted to revisit and change its prior determinations and based on new information it may change its position with regard to the safety or effectiveness of our products. The FDA is authorized to impose post-marketing requirements such as:

•	Testing and surveillance to monitor the product and its continued compliance with regulatory requirements;

•	Submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot;

•	Requiring us or our partners to conduct long-term safety studies after approval;

•	Requiring labeling changes to help ensure the safe use of products;

•

Requiring development and implementation of a Risk Evaluation and Mitigation Strategies plan if the FDA determines that it is necessary to help ensure that the drug’s benefits continue to outweigh the risks of a serious adverse drug experience;

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

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services, or CMS, within the Department of Health and Human Services, or HHS, and is implemented and operated by private sector Part D plan sponsors. CMS has issued extensive regulations and other subregulatory guidance documents to assist Part D plan sponsors with implementing the new benefit. Moreover, the HHS Office of Inspector General has issued regulations and other guidance in connection with the program. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Restasis and Elestat and has contracted with Part D plan sponsors to cover such drugs under the Part D benefit. We are responsible for contracting with Part D plan sponsors with respect to AzaSite.

Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage, impose prior authorization and other coverage restrictions, and negotiate payment levels for drugs which may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that we co-promote or sell will be covered by drug plans participating under the Medicare Part D program or, if covered, what the terms of any such coverage will be, or that the drugs will be reimbursed at amounts that reflect current or historical payment levels. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2007 and in future years from the Medicare prescription drug coverage legislation or from changes in the formularies or price negotiations with Part D drug plans. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting similar lower payment. New federal or state drug payment changes or healthcare reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products.

We are subject to “fraud and abuse” and similar government laws and regulations, and a failure to comply with such laws and regulations, or an investigation into our compliance with such laws and regulations, or a failure to prevail in any litigation related to noncompliance, could harm our business.

We are subject to various state and federal laws pertaining to health care fraud and abuse. These include but are not limited to anti-kickback provisions, false claims provisions, the federal Health Insurance Portability and Accountability Act of 1996, and others. Pharmaceutical pricing, sales, and marketing programs and arrangements, and related business practices in the health care industry generally are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial, and administrative entities. These entities include the Department of Justice and its United States Attorneys Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission, and various state Attorneys General offices. Many health care laws, including the federal and state anti-kickback laws and federal and state statutory and common law false claims laws, have been construed broadly by the courts and permit government entities to exercise considerable discretion. In the event that any of these government entities believed that wrongdoing had occurred, one or more of them could institute civil or criminal proceedings which, if instituted and resolved unfavorably, could subject us to substantial fines, penalties, and injunctive and administrative remedies, including exclusion from government reimbursement programs. We cannot predict whether any investigations would affect our marketing or sales practices. Any such result could have a material adverse impact on our results of operations, cash flows, financial condition, and our business. Such investigations, which also could be instituted as the result of the filing of a qui tam or whistleblower suit by a private relator, could be costly, divert management’s attention from our business, and result in damage to our reputation. We cannot guarantee that measures that we have taken to prevent violations, including our corporate compliance program, will protect us from future violations, lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant negative impact on our business, including the imposition of significant fines or other sanctions.

Failure to adequately control compliance with all applicable laws and regulations may adversely affect our business, and we may become subject to investigative or enforcement actions.

There are extensive state, federal and foreign laws and regulations applicable to public pharmaceutical companies engaged in the discovery, development and commercialization of medicinal products. There are laws and regulations that govern areas including financial controls, clinical trials, testing, manufacturing, labeling, safety, packaging, shipping, distribution and promotion of pharmaceuticals, including those governing interactions with prescribers and healthcare professionals in a position to prescribe, recommend, or arrange for the provision of our products. While we have implemented corporate quality, ethics and compliance programs based on current best practices, we cannot guarantee against all possible transgressions. Moreover, pharmaceutical manufacturers in recent years have been the targets of extensive whistleblower actions in which the person bringing an action alleges a variety of violations of the civil False Claims Act, in such areas as pricing practices, off-label product promotion, sales and marketing practices, improper relationships with physicians and other healthcare professionals, among others. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions, exclusion from government programs, or other restrictions and litigation. Furthermore, there can be no assurance that we will not be subject to a whistleblower or other investigative or enforcement action at some time in the future.

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

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s recommendation and granted our and the other defendants’ motion and dismissed the CAC with prejudice. On August 24, 2007, the plaintiffs filed an appeal to the United States Court of Appeals for the Fourth Circuit. We will continue to defend the litigation vigorously. No assurance can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of the claims, we could be forced to, among other ramifications, make significant payments to resolve the claims and such payments could have a material adverse effect on our business, future results of operations, financial position and/or cash flows if not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of our success in defending against the litigation, the litigation itself has resulted, and may continue to result, in substantial costs, use of resources and diversion of the attention of management and other employees, which could adversely affect our business. We have various insurance policies related to the risk associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover all the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

The investigation by the U.S. Securities and Exchange Commission could have a material adverse effect on our business.

On August 30, 2005, the SEC notified us that it is conducting a formal, nonpublic investigation which we believe relates to our Phase 3 clinical trial of our dry eye product candidate, Prolacria. On October 19, 2006, we received a Wells Notice letter from the staff of the SEC, issued in connection with this investigation. Our Chief Executive Officer and our then Executive Vice President, Operations and Communications, also received Wells Notices.

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

We recognize co-promotion revenue based on Allergan’s net sales for Restasis and Elestat as defined in the co-promotion agreements and as reported to us by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and the underlying terms of our co-promotion agreements. Allergan’s filings with the SEC indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. All of our co-promotion revenues are currently derived from Allergan’s net sales of Restasis and Elestat as reported to us by Allergan. Management has concluded that our internal control over financial reporting was effective as of September 30, 2007, and these internal controls allow us to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; however, we are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If Allergan’s reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for previous periods.

Revenues in future periods could vary significantly and may not cover our operating expenses.

Our revenues may fluctuate from period to period due in part to:

•

Fluctuations in future sales of AzaSite, Restasis and Elestat and other future licensed or co-promoted products due to competition, manufacturing difficulties, reimbursement and pricing under commercial or government plans, seasonality, or other factors that affect the sales of a product;

•	Deductions from gross sales relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs;

•	The effectiveness of the commercialization of AzaSite;

•	The duration of market exclusivity of AzaSite, Elestat and Restasis;

•	The timing of approvals, if any, for other possible future products;

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	The initiation of new contractual arrangements with other companies;

•	The failure or refusal of a collaborative partner to pay royalties or milestone payments;

•	The expiration or invalidation of our patents or licensed intellectual property; or

•	Fluctuations in foreign currency exchange rates.

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

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $82.0 million for the nine months ended September 30, 2007 as compared to approximately $83.7 million for the year ended December 31, 2006. Our cash, cash equivalents and investments totaled approximately $131.4 million on September 30, 2007, which includes net borrowings that we received under our debt facilities of $38.8 million and $75 million from the sale of the exchangeable preferred stock to Warburg in July 2007.

We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing or future collaborations and licensing agreements;

•	Progress by our collaborators with respect to the development of product candidates;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The timing and amount of debt repayment requirements;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to SEC investigations;

•	The costs involved in enforcing patent claims and other intellectual property rights including costs associated with enhancing market exclusivity for Elestat; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Restasis and Elestat;

•	Receipt of revenue from wholesalers and other customers on net sales of AzaSite;

•	The ability to generate sufficient sales of AzaSite;

•	The receipt or payment of milestone payments under our collaborative agreements;

•	The ability to obtain approval from the FDA for Prolacria;

•	Our ability to obtain approval from the FDA for any of our other product candidates; and

•	Payments from existing and future collaborators.

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

We have experienced significant losses since inception. We incurred net losses of approximately $45.7 million for the nine months ended September 30, 2007, and approximately $42.1 million for the year ended December 31, 2006. As of September 30, 2007, our accumulated deficit was approximately $290.8 million. We currently expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the following:

•	Commercialization activities to support AzaSite, Restasis and Elestat; and

•	Timing of regulatory approvals of our product candidates;

•	The level of patient demand for our products and any licensed products;

•	Timing of payments to and from licensors and corporate partners;

•	Product candidate development activities in order to achieve regulatory approval;

•	Timing of investments in new technologies and product candidates;

•	The costs involved in defending any litigation claims against, or government investigations of, us.

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

Disputes may arise in the future over the ownership of rights to any technology developed with collaborators. These and other possible disagreements between us and our collaborators could lead to delays in the collaborative development or commercialization of therapeutic or diagnostic products. Such disagreements could also result in litigation or require arbitration to resolve.

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

The market price of our common stock has been volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding the commercialization of AzaSite;

•	Announcements regarding FDA approval of any of our own or in-licensed product candidates;

•	Announcements regarding the NDA for Prolacria;

•	Announcements made by us concerning results of clinical trials with our product candidates;

•	Market acceptance and market share of AzaSite, Restasis and Elestat;

•	Duration of market exclusivity of AzaSite, Restasis and Elestat;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions and/or investigations, including our ongoing SEC investigation;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	FDA approval of other treatments for the same indication as any one of our product candidates;

•	Business development activities;

•	Litigation;

•	Terrorist attacks; and

•	Military actions.

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

As of October 31, 2007, after giving effect to the exchange of the Exchangeable Preferred Stock for 14,018,600 shares of our common stock that was approved by our stockholders, our current 5% stockholders and their affiliates beneficially owned approximately 47% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Warburg Pincus will be able to exercise substantial control over our business.

On July 17, 2007, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity IX, L.P., or Warburg, pursuant to which we sold an aggregate of 140,186 shares of Series A Exchangeable Preferred Stock, or the Exchangeable Preferred Stock. Pursuant to the terms of the Exchangeable Preferred Stock, upon the later of (i) the approval, on or prior to July 20, 2008, of holders of our common stock as required by applicable rules of the

Nasdaq Global Market and (ii) the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, each share of Exchangeable Preferred Stock will be automatically exchanged for 100 shares of our common stock (subject to appropriate adjustment in the event of any stock split, stock dividend and the like affecting our common stock).

On October 31, 2007, we held a special meeting of stockholders in which the proposed exchange of all outstanding Exchangeable Preferred Stock for shares of our common stock was approved by our stockholders. The total number of shares of common stock with full voting privileges issued to Warburg in the exchange was 14,018,600 which as of October 31, 2007, represented approximately 25% of our outstanding common stock after giving effect to the exchange. We have agreed to use our best efforts to file a registration statement to register the shares of common stock into which the holders’ shares of Exchangeable Preferred Stock were exchanged no later than 30 days after the exchange of the Exchangeable Preferred Stock into common stock. Furthermore, we have amended the terms of our stockholder rights plan, which will allow Warburg and its affiliates to acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our outstanding voting securities plus outstanding Exchangeable Preferred Stock on an as exchanged to common stock basis, without triggering the provisions of the stockholder rights plan.

Pursuant to the Securities Purchase Agreement, Warburg has the right to designate one member for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. We are obligated to nominate and use our reasonable best efforts to cause the designated director to be elected to our Board of Directors and, at Warburg’s request, will cause the designated director to be a member of each principal committee of our Board of Directors. Pursuant to this right, effective July 20, 2007, our Board of Directors elected Jonathan Leff as a Class C member of the Board of Directors.

As a result of the foregoing, Warburg will be able to exercise substantial influence over our business, policies and practices.

Future sales of securities may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of October 31, 2007, there were 56,439,001 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act, unless purchased by our affiliates. In addition, we have the ability to issue additional shares of common stock under an active shelf registration statement, which we filed with the SEC on April 16, 2004. On March 9, 2007, we filed with the SEC an additional shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale. Up to 15,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our Amended and Restated 2005 Equity Compensation Plan. Except with respect to 5,000,000 additional shares of common stock issuable under our Amended and Restated 2005 Equity Compensation Plan that was approved by our stockholders on June 8, 2007, which we intend to register in 2007, the shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. In addition, in connection with the sale of the Exchangeable Preferred Stock, we agreed to register for resale all 14,018,600 shares of common stock into which the Exchangeable Preferred Stock were exchanged. The remaining shares of common stock outstanding are not registered under the Securities Act and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

If some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all. As of October 31, 2007, after giving effect to the exchange of the Exchangeable Preferred Stock for shares of our common stock, our 4 largest stockholders (which includes Warburg) and their affiliates beneficially owned approximately 47% of our outstanding common stock.

Further, we may issue additional shares:

•	To employees, directors and consultants;

•	In connection with corporate alliances;

•	In connection with acquisitions; and

•	To raise capital.

Based upon our closing stock price of $6.24 on October 31, 2007, there were outstanding options, which were exercisable and in-the-money, to purchase 1,343,862 shares of our common stock. This amount combined with the total common stock outstanding at October 31, 2007 is 57,782,863 shares of common stock. As a result of these factors, a substantial number of shares of our common stock could be sold in the public market at any time causing fluctuations or reductions in our stock price.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

4.1	Registration Rights Agreement, dated July 20, 2007, by and between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.2	First Amendment to Rights Agreement, dated July 17, 2007, by and between Inspire Pharmaceuticals, Inc. and Computershare Trust Company. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.3	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.4	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1	Securities Purchase Agreement, dated July 17, 2007, by and between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.2	Standstill Agreement, dated July 20, 2007, among Inspire Pharmaceuticals, Inc., Warburg Pincus Private Equity IX, L.P., Warburg Pincus IX, LLC, Warburg Pincus Partners, LLC and Warburg Pincus & Co. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.3**	Manufacturing Services Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC.

10.4	Amendment of Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell.

10.5	Termination of Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to a portion of this Exhibit.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: November 9, 2007	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer
(principal executive officer)

Date: November 9, 2007	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005).

4.1	Registration Rights Agreement, dated July 20, 2007, by and between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.2	First Amendment to Rights Agreement, dated July 17, 2007, by and between Inspire Pharmaceuticals, Inc. and Computershare Trust Company. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.3	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.4	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1	Securities Purchase Agreement, dated July 17, 2007, by and between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.2	Standstill Agreement, dated July 20, 2007, among Inspire Pharmaceuticals, Inc., Warburg Pincus Private Equity IX, L.P., Warburg Pincus IX, LLC, Warburg Pincus Partners, LLC and Warburg Pincus & Co. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.3**	Manufacturing Services Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC.

10.4	Amendment of Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell.

10.5	Termination of Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Confidential treatment has been requested with respect to a portion of this Exhibit.