Form 10-K
period 2007-12-31
INSPIRE PHARMACEUTICALS INC
filed 2008-03-14
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $265,642,543

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2008.

Class	Number of Shares
Common Stock, $.001 par value	56,519,286

Documents incorporated by reference

Document Description	10-K Part III
Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2007 are incorporated by reference into Part III of this report.	Items 10, 11, 12, 13, 14

INSPIRE PHARMACEUTICALS, INC.

2007 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing prescription pharmaceutical products for diseases in the ophthalmic and respiratory/allergy areas. Our goal is to build and commercialize a sustainable pipeline of innovative new treatments based upon our technical and scientific expertise. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS IN THE UNITED STATES
Products

AzaSite®	Bacterial conjunctivitis	InSite Vision	Promoting

Elestat®	Allergic conjunctivitis	Allergan	Co-promoting

Restasis®	Dry eye disease	Allergan	Co-promoting

Product Candidates in Clinical Development

ProlacriaTM (diquafosol tetrasodium)	Dry eye disease	Allergan; Santen Pharmaceutical	Phase 3; Approvable (2)

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

Epinastine nasal spray	Allergic rhinitis	Boehringer Ingelheim	Phase 3

INS115644	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See “Collaborative Agreements” in this report for a detailed description of our agreements with these collaborative partners.
(2)	In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. We have received two approvable letters from the FDA (in December 2003 and December 2005).

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

We were incorporated as a Delaware corporation in October 1993 and commenced operations in March 1995. We are located in Durham, North Carolina, adjacent to the Research Triangle Park.

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

•

Successfully Commercialize Products Through a Concentrated Sales and Marketing Effort in Our Target Markets. A key element of our strategy is to be involved in the sales and marketing activities of our products in North America. To that end, we have developed a sales and marketing organization that currently supports the commercialization of AzaSite, Restasis and Elestat to select ophthalmologists, optometrists, allergists, pediatricians and primary care physicians, as appropriate, in the United States.

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

PRODUCTS

AzaSite

AzaSite (azithromycin ophthalmic solution) 1% is a topical anti-infective, in which azithromycin is formulated into an ophthalmic solution utilizing DuraSite®, a novel ocular drug delivery system. Azithromycin is a semi-synthetic antibiotic that is derived from erythromycin and since 1992, has been available via oral administration by Pfizer Inc. under the trade name Zithromax®. In April 2007, AzaSite was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of bacterial conjunctivitis in adults and children one year of age and older. In August 2007, we launched AzaSite in the United States and are promoting it to select eye care professionals, pediatricians and primary care providers. The manufacture and sale of AzaSite is protected in the United States under use and formulation patents which expire in March 2019.

On February 15, 2007, we entered into a license agreement with InSite Vision pursuant to which we acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin for use in the treatment of human ocular or ophthalmic indications. The license agreement also grants us exclusive rights to develop, make, use, market, commercialize and sell the products in the United States and Canada and their respective territories. See “—Collaborative Agreements—InSite Vision Incorporated.”

Market Opportunity. The U.S. single-entity ocular antibiotic market was approximately $391 million for the 12 months ended December 31, 2007, according to data compiled from IMS Health. Total prescriptions in the ocular antibiotic market were approximately 14.9 million for the 12 months ended December 31, 2007, up approximately 2% from the prior year according to data compiled from IMS Health.

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

In February 2004, we launched Elestat in the United States. We are promoting it to ophthalmologists, optometrists and allergists, and in association with the commercialization of AzaSite, we are also promoting Elestat to select pediatricians and primary care physicians. We work with Allergan collaboratively on overall product strategy and management in the United States. The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire on October 15, 2008, at which time competitors will be able to submit to the FDA an abbreviated New Drug Application, or ANDA, or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict the time frame for FDA review of such applications, if any. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. Our ability to gain additional intellectual property protection related to Elestat has been, and continues to be, challenging. We cannot provide any assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act on October 15, 2008. If a generic form of Elestat is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease.

Market Opportunity. Allergies affect more than 40 million people in the United States annually, according to the American Academy of Allergy, Asthma & Immunology. We estimate that allergic conjunctivitis may occur in up to 90% of those patients suffering from allergies. The 2007 annual U.S. market for current prescription ocular allergy products was approximately $515 million, and has experienced a growth rate, in terms of dollars, of approximately 3% over 2006, based on data compiled and reported by IMS Health, as of December 31, 2007. However, in terms of prescriptions, the total U.S. allergic conjunctivitis market decreased approximately 3% for the year ended December 31, 2007, according to data compiled from IMS Health.

Restasis

Restasis (cyclosporine ophthalmic emulsion) 0.05% is the first approved prescription product in the United States for the treatment of dry eye disease. It is indicated to increase tear production in adults and children at least 16 years old whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca, or dry eye disease. In December 2002, Restasis was approved by the FDA and Allergan launched Restasis in the United States in April 2003.

In June 2001, we entered into an agreement with Allergan to develop and commercialize our product candidate, ProlacriaTM (diquafosol tetrasodium), for the treatment of dry eye disease. The agreement also provided us with a royalty on worldwide (except most Asian markets) net sales of Allergan’s Restasis and granted us the right to co-promote Restasis in the United States. See “—Collaborative Agreements—Allergan, Inc.—Restasis and Prolacria.”

In January 2004, we began co-promotion of Restasis to eye care professionals and allergists in the United States. We began receiving co-promotion revenue on Allergan’s net sales of Restasis beginning in April 2004. The manufacture and sale of Restasis is protected in the United States under a use patent which expires in August 2009 and a formulation patent which expires in May 2014.

Market Opportunity. Other than Restasis, the current treatments for dry eye disease in the eight major international prescription pharmaceutical markets consist of artificial tear solutions and lubricant eye drops. Dry eye disease is associated with aging, environmental factors, autoimmune disorders and various medications. Since dry eye disease is more prevalent among the elderly and post-menopausal women, this market is expected to grow as populations age. We estimate, based on an extrapolation from U.S. data, that dry eye disease affects over 30 million people in the eight major international prescription pharmaceutical markets, of which over nine million are in North America. For the years ending December 31, 2007, 2006 and 2005, Allergan has recognized approximately $345 million, $270 million and $191 million, respectively, of revenue from net sales of Restasis.

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

We are developing Prolacria as an eye drop for dry eye disease. To date, we have completed four Phase 3 clinical trials of Prolacria for the treatment of dry eye disease. In total, we have conducted placebo-controlled clinical trials of Prolacria in more than 2,000 subjects. If approved, Prolacria could be the second FDA approved pharmacologically active agent to treat dry eye disease and the first one with this mechanism of action. Since Prolacria and Restasis have different mechanisms of action, we consider them complementary products and, if Prolacria is approved by the FDA, we believe there is commercial opportunity for both of these products. The manufacture and sale of Prolacria is protected in the United States under drug substance and formulation patents which expire in July 2016 as well as under use patents which expire in February 2017.

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

During 2006 and 2007, we conducted meetings with the FDA, primarily to identify a clinical trial design that the FDA and Inspire agreed was appropriate and reasonable to continue our clinical development of Prolacria for dry eye disease. Based upon analysis of our historical clinical trial data, input from experts in the dry eye field, and discussions with the FDA, we are focusing our future development on evaluating the effects of Prolacria on the central region of the cornea, as measured by fluorescein staining scores. In October 2007, we entered into a clinical services agreement with Ophthalmic Research Associates Inc., or ORA, to gain access to its proprietary dry eye model (i.e., the controlled adverse environment or dry eye chamber). The agreement contemplates conducting various studies in a step-wise approach to facilitate optimal clinical trial design for possible future clinical development of Prolacria. We are actively enrolling patients in a pilot clinical trial studying Prolacria in ORA’s proprietary dry eye model. The purpose of this clinical trial is to confirm an appropriate clinical trial design to be used for a potential pivotal Phase 3 clinical trial. Based upon our current plans, we expect to provide an update on our progress by the third quarter of 2008. See “—Collaborative Agreements—“Ophthalmic Research Associates Inc.”

Estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $10 million to $15 million, depending on our approach to achieving NDA approval of the product candidate. This range includes costs for conducting various studies under our clinical services agreement with ORA, regulatory and consulting activities, completing one additional Phase 3 clinical trial, salaries for development personnel, and other unallocated development costs, but excludes any milestone payments upon NDA approval or otherwise under the ORA clinical services agreement, as well as the cost of pre-launch inventory which is Allergan’s responsibility. If we are required to do more than one additional Phase 3 clinical trial, our costs will likely be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the ongoing interaction with the FDA and the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with the development of Prolacria and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

Our partner, Santen Pharmaceutical Co., Ltd., or Santen, is currently developing diquafosol tetrasodium in Japan. Our agreement with Santen allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries and provides for certain milestones to be earned by us upon achievement of development milestones by Santen. In 2006, Santen began Phase 3 clinical trials in Japan for a multi-dose formulation of diquafosol tetrasodium, and in January 2008, announced that it plans to file an application for marketing approval with regulators in Japan during the July to September 2008 time frame. See “—Collaborative Agreements-Santen Pharmaceutical Co., Ltd.”

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. We believe that our product candidate could be the first FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency, or EMEA. Denufosol is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through activation of the P2Y2 receptor, we expect denufosol to help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions. The manufacture and sale of denufosol tetrasodium is protected in the United States under patents that have claims to the drug substance, the formulation, and method of use which expire in February 2017.

Cystic fibrosis is a life-threatening disease involving a genetic mutation that disrupts the cystic fibrosis transmembrane regulator protein, an ion channel. In cystic fibrosis patients, a defect in this ion channel leads to poorly hydrated lungs and severely impaired mucociliary clearance. Chronic secondary infections invariably occur, resulting in progressive lung dysfunction and deterioration. Respiratory infections and complications account for more than 90% of the mortality associated with this disease. According to the U.S. Cystic Fibrosis Foundation, as published in 2008, the median life expectancy for patients is approximately 37 years.

Development Status. In October 2007, we completed patient enrollment in TIGER-1, the first of two planned pivotal Phase 3 clinical trials with denufosol tetrasodium inhalation solution for the treatment of cystic fibrosis. The TIGER-1 clinical trial, initiated in July 2006, is a double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in approximately 350 patients with mild cystic fibrosis lung disease at clinical centers across North America. The approximate mean age of patients enrolled in TIGER-1 is 14 years. The clinical trial includes a 24-week efficacy and safety portion, followed by a 24-week open-label denufosol safety extension. Patients are continuing to roll into the open-label safety extension phase. As TIGER-1 proceeds, the safety data will continue to be reviewed by an independent data monitoring committee that we established for this clinical trial. Based on the timing assumptions described above, we would expect to report TIGER-1 top-line efficacy results in mid-year 2008.

We intend to use TIGER-1 to fulfill the long-term safety regulatory requirement to study denufosol in a specified number of patients for one year. The primary efficacy endpoint is the change from baseline in FEV1 (Forced Expiratory Volume in one second) (in liters) at the 24-week time point. Secondary endpoints include other lung function parameters, pulmonary exacerbations, requirements for concomitant cystic fibrosis medications and health related quality of life. Use of standard cystic fibrosis therapies approved by the FDA, including Pulmozyme®, TOBI®, macrolides and digestive enzymes, is permitted. The use of hypertonic saline is not permitted to be used by those patients enrolled in the clinical trial.

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

In February 2008, we initiated patient enrollment in TIGER-2, our second planned pivotal Phase 3 clinical trial. The TIGER-2 clinical trial is a 24-week, double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in approximately 350 patients with FEV 1 greater than or equal to 75% of predicted normal, with no open-label safety extension. The primary efficacy endpoint is the change from baseline in FEV1 (in liters) at the 24-week time point. Secondary endpoints include other lung function parameters, pulmonary exacerbations, requirements for concomitant cystic fibrosis medications and health related quality of life. Patients aged 5 years and older are eligible for enrollment. The use of standard cystic fibrosis maintenance therapies is permitted during the trial. The use of hypertonic saline is not permitted to be used by those patients enrolled in the clinical trial. The clinical trial is beginning with enrollment in U.S. and Canadian sites. We intend to include additional international sites in the clinical trial as countries become eligible to be included from a regulatory perspective. We are targeting the TIGER-2 clinical trial to be completed around the same time frame as the carcinogenicity study results (discussed below).

In 2006, we completed a 52-week inhalation toxicology study in one animal species, and we have submitted the final study report to the FDA. There were no signs of pulmonary or systemic toxicity at doses well above the

Phase 3 clinical dose. In addition, in November 2006, we initiated the required two-year inhalation carcinogenicity study in rats, and the study is ongoing. This carcinogenicity study must be completed prior to submitting an NDA filing. The time from initiation of this study to receipt of the final study report is expected to be up to three years. We expect to receive the final study report for this carcinogenicity study in the second half of 2009.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $25 million to $40 million. This estimate includes completing TIGER-1, TIGER-2 and the carcinogenicity study, as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory and any product approval milestones payable to the Cystic Fibrosis Foundation Therapeutics, Inc., or the CFFT. See “—Collaborative Agreements—Cystic Fibrosis Foundation Therapeutics, Inc.” These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

According to the U.S. Cystic Fibrosis Foundation, there are approximately 30,000 cystic fibrosis patients in the United States and we estimate approximately 75,000 worldwide. Annual sales of the two prescription pharmaceutical products to treat cystic fibrosis lung disease, Pulmozyme and TOBI, were approximately $485 million in the United States based on data compiled and reported by IMS Health as of December 31, 2007.

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

Development Status. In October 2006, our Investigational New Drug Application, or IND, for epinastine nasal spray was filed with the FDA and we began Phase 2 clinical trials. The Phase 2 program included several clinical and toxicology studies to determine the optimal formulation and dose. In May 2007, we announced the results of a Phase 2, 14-day, randomized, double-blind comparison of two doses of epinastine nasal spray (0.05% and 0.1%) to placebo in 569 subjects who had a documented history of seasonal allergic rhinitis to mountain cedar pollen. While the most common adverse event observed was bitter taste, it was only reported by 4% of subjects in the 0.05% group and by 5% of subjects in the 0.1% group. The primary endpoint of the clinical trial was the daily reflective change from baseline for total nasal symptom score, or TNSS, averaged over the 14-day treatment period. Results of the clinical trial demonstrated statistically significant improvement (p < 0.05) in reflective TNSS for the 0.1% dose group, compared to placebo.

Based on the results of this clinical trial and our End-of-Phase 2 meeting with the FDA, in November 2007, we initiated a Phase 3 clinical program to evaluate epinastine nasal spray for the treatment of allergic rhinitis. A typical Phase 3 program for an allergic rhinitis product candidate would be expected to consist of three pivotal Phase 3 clinical trials, including two seasonal (or perennial) allergic rhinitis clinical trials and one long-term safety trial.

We initiated a Phase 3 clinical trial in November 2007 and announced the completion of enrollment in February 2008. This Phase 3 clinical trial is a 14-day randomized, double-blind comparison of two concentrations of epinastine (0.1% and 0.15%) at two different spray volumes to placebo in approximately 750 subjects who have a documented history of seasonal allergic rhinitis to mountain cedar pollen. This 5-arm clinical trial is being conducted at nine clinical sites during the mountain cedar pollen season, which typically begins in December in south Texas.

The primary efficacy endpoint of this clinical trial is the average change from baseline over the 14-day treatment period for the reflective TNSS, defined in this clinical trial as the sum of scores for runny nose, itchy nose and sneezing. Several secondary endpoints will also be evaluated, including change in nasal and ocular symptoms, as well as quality of life parameters and safety endpoints. We expect to report top-line results in the second quarter of 2008.

In August 2007, we initiated the required 6-month intranasal toxicology study of epinastine in a single animal species and expect to have top-line results by mid-year 2008. These results are necessary to begin a subsequent clinical trial. Additionally, upon further review of our program by the FDA, including internal FDA committees, the FDA has strongly recommended that a QT clinical trial utilizing an oral-dose formulation of epinastine (to confirm the cardiac safety profile) be included as part of our NDA submission package. Further plans for this program will be dependant upon the results of the ongoing Phase 3 clinical trial, as well as the results of the 6-month toxicology study, progress in obtaining intellectual property protection, assessment of the commercial opportunity relative to the competitive environment and status of our other clinical development programs.

Estimated subsequent costs necessary to submit an NDA for epinastine nasal spray for the treatment of allergic rhinitis are projected to be in the range of $25 million to $40 million. This estimate primarily includes conducting three anticipated Phase 3 pivotal clinical trials and any required toxicology studies, manufacturing epinastine for clinical trials, producing qualification lots consistent with current cGMP standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials and toxicology studies may not proceed as planned, results from future clinical trials may change our planned development program, additional Phase 2 or Phase 3 clinical trials may be necessary, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

Market Opportunity. The annual U.S. market for prescription nasal spray allergy products is approximately $2.6 billion based on data compiled and reported by IMS Health as of December 31, 2007.

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

Development Status. We have filed an IND for the first compound in a series of compounds and in the first quarter of 2007, we initiated a Phase 1 proof-of-concept dose-ranging clinical trial in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in intraocular pressure. The clinical trial is ongoing and we expect top line results from this clinical trial in 2008. Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing. We expect to file an IND for a second compound by the end of 2008.

Market Opportunity. The current market for treatment of glaucoma, the largest market in ophthalmic pharmaceuticals, is approximately $1.9 billion in annual sales in the United States based on data compiled and reported by IMS Health as of December 31, 2007.

Additional information about the costs and expenses associated with all of our research and development programs is discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Years Ended December 31, 2007, 2006 and 2005—Costs and Expenses.”

Collaborative Agreements

Allergan, Inc.—Elestat

In December 2003, we entered into an agreement with Allergan to co-promote Elestat in the United States. Under the agreement, we have the responsibility for promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. In addition, we have the right to conduct Phase 4 clinical trials and other studies in collaboration with Allergan relating to Elestat. We receive co-promotion revenue from Allergan on its U.S. net sales of Elestat. We work with Allergan collaboratively on overall product strategy and management in the United States. Allergan records sales of Elestat and is responsible for other product costs, as well as retaining responsibility for all international marketing and selling activities. Allergan also retains the rights relating to promotion of Elestat to U.S. prescribers other than ophthalmologists, optometrists and allergists. We have established a joint commercialization committee with Allergan to manage the relationship and coordinate and oversee the broad strategies and promotion activities.

Allergan is responsible for supply chain management, managed healthcare, customer order processing and regulatory compliance. Under the terms of the agreement, we paid Allergan an up-front payment and Allergan pays co-promotion revenue to us on its U.S. net sales of Elestat.

This agreement will be in effect until the earlier of: (i) the approval and launch of the first generic epinastine product; or (ii) the approval and launch of the first over-the-counter epinastine product. The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire on October 15, 2008, at which time competitors will be able to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. If a generic form of Elestat is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease. Either Allergan or we may terminate the agreement in the event of a material breach of the agreement by the other or in the event of the other's insolvency. Allergan can terminate the agreement if we fail to meet a defined minimum of net sales in any given year, or upon a change of control where we become an affiliate of a direct competitor of Allergan as that term is defined in the agreement. We can terminate the agreement in the event that Elestat is withdrawn from the market for more than 90 days.

Allergan, Inc.—Restasis and Prolacria

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize our product candidate, Prolacria, for the treatment of dry eye disease. The agreement also provided us with co-promotion revenue on net sales of Allergan’s Restasis and granted us the right to co-promote Restasis in the United States. In December 2003, at the time we entered into the co-promotion agreement relating to Elestat, we amended the joint license, development and marketing agreement to reduce the co-promotion revenue rates that we receive on net sales of Restasis. The co-promotion revenue that we receive on the net sales of Restasis is based upon a percentage of net sales of Restasis in the United States, and upon a percentage of net sales of Restasis outside the United States, except in Japan, Taiwan, Korea, Hong Kong and China.

Under the terms of the amended agreement, Allergan obtained an exclusive license to develop and commercialize Prolacria worldwide, with the exception of Japan and nine other Asian countries covered by our agreement with Santen. In return, we are entitled to receive co-promotion revenue from Allergan on net sales of Restasis and Prolacria, if any, worldwide, excluding most larger Asian markets. Under this agreement, we have received up-front and milestone payments of $11 million related to our development of Prolacria and will be entitled to receive up to an additional $28 million in milestone payments assuming the successful completion of all remaining milestones under this agreement. If and when we receive FDA approval and Prolacria is launched, we expect to begin promoting this product in the United States.

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

We are responsible for conducting, in collaboration with Allergan, the Phase 3 clinical trials for Prolacria for dry eye disease needed for potential approval and for filing the U.S. NDA. Allergan is responsible for all other development activities under the agreement, including all development and regulatory activities needed for potential approval outside the United States and in its territories, and for ex-U.S. regulatory submissions, filings, and approvals relating to products. In addition, Allergan is responsible for all commercial costs except for the cost of our sales force in the United States. Allergan is required to use commercially reasonable efforts to conduct these development activities, seek ex-U.S. regulatory approvals and market and sell Prolacria.

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

In addition to funding all development activities under the terms of the agreement, we paid Boehringer Ingelheim an upfront license fee of $2.5 million. Additionally, we will owe Boehringer Ingelheim a high single digit royalty on net sales of an epinastine nasal spray product in the United States and Canada. If Boehringer Ingelheim commercializes our epinastine nasal spray product outside of the United States and Canada, it will be obligated to pay royalties to us on those net sales of the product.

In general, the exclusive license granted to us will expire and convert into a perpetual, fully paid-up, non-exclusive license on December 31, 2022. Certain other rights and royalty obligations will continue beyond such date. For a period of five years following December 31, 2022, Boehringer Ingelheim will have the right, but not the obligation, to switch a product developed under the agreement from a prescription product to an over-the-counter, or OTC, product. Following such a switch, the rights granted to us will terminate and Boehringer Ingelheim will have the right to commercialize such product in the United States and/or Canada. In connection with such a switch, Boehringer Ingelheim will be required to pay an OTC switch payment and ongoing royalties to us.

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

InSite Vision Incorporated

On February 15, 2007, we entered into a license agreement with InSite Vision pursuant to which we acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin for use in the treatment of human ocular or ophthalmic indications. The license agreement also grants us exclusive rights to develop, make, use, market, commercialize and sell the product in the United States and Canada and their respective territories. We are currently responsible for all regulatory obligations and strategies relating to the further development and commercialization of product in the United States and will be responsible for such activities if the product receives regulatory approval in Canada.

Pursuant to the license agreement, we paid InSite Vision an upfront license fee of $13.0 million and an additional $19.0 million milestone related to the FDA approval of AzaSite. In addition, we are obligated to pay a 20% royalty for the first two years of commercialization and a 25% royalty thereafter on net sales of AzaSite in the United States and Canada. We are obligated to pay royalties under the agreement for the longer of (i) 11 years from the launch of the subject product and (ii) the period during which a valid claim under a patent licensed from InSite Vision covers a subject product. Under the terms of the agreement, our obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not we will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the first of which commences on October 1, 2008.

Contemporaneously with the license agreement, InSite Vision entered into an exclusive license agreement with Pfizer for certain Pfizer patent rights relating to the treatment of ocular infection with azithromycin for certain products. Under the terms of our license agreement with InSite Vision, we obtained from InSite Vision a sublicense to such Pfizer patent rights, in addition to the license to the InSite Vision patent rights, subject to certain limitations. Also, Inspire and Pfizer entered into a related agreement that provides for the continuation of our sublicense rights under the Pfizer patent rights upon a termination of the license agreement between InSite Vision and Pfizer. The agreement between us and Pfizer also provides an opportunity to cure any breaches by InSite Vision of the license agreement between InSite Vision and Pfizer and the opportunity to maintain and enforce such Pfizer patent rights under certain circumstances.

In addition, we entered into a supply agreement dated February 15, 2007 with InSite Vision for the active pharmaceutical ingredient, azithromycin. Previously, InSite Vision entered into a third-party supply agreement for the production of azithromycin. Under the supply agreement, InSite Vision agreed to supply our requirements of azithromycin, pursuant to certain forecasting and ordering procedures. The initial term of the supply agreement is until 2012, subject to certain customary termination provisions, such as termination for material breach of the agreement. Either we or InSite Vision may terminate the supply agreement upon 180 days notice to the other party. After 2012, the supply agreement automatically renews for successive three-year periods unless terminated pursuant to such termination provisions. The supply agreement requires that InSite Vision produce for us a specified stockpile of azithromycin. The supply agreement also contains certain provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, delivery arrangements, quality assurance, and regulatory compliance, as well as certain other customary matters.

In September 2007, we entered into a long term manufacturing services agreement with Catalent Pharma Solutions, LLC, or Catalent, for the manufacture of the finished product AzaSite, pursuant to which Catalent agreed to manufacture AzaSite to Inspire's specifications for a period of six years. We agreed to purchase from Catalent on an annual basis a specified minimum number of units (each unit consists of 2.5 milliliters of AzaSite) of AzaSite at a per unit price that is specified in the contract. Either party may terminate the agreement upon 60 days' prior written notice if the other party materially breaches the agreement. However, if we fail to make payments to Catalent within 15 days after such payments are due, Catalent may terminate the agreement or Catalent may cease performing under the agreement until all of the outstanding payments are brought current. We may terminate the agreement if a force majeure event prevents Catalent from fully performing its obligations under the agreement for a period of 120 days. In addition, following the conclusion of the third contract year, the agreement may be terminated on 12 months' notice by us or on 24 months' notice by Catalent.

Ophthalmic Research Associates Inc.

On October 15, 2007, we entered into a clinical services agreement with ORA, pursuant to which ORA will provide clinical research services relating to Prolacria. According to the terms of the agreement, the parties will develop a research program in which ORA’s proprietary dry eye model will be used by independent clinical investigators to evaluate the effects of Prolacria on patients with dry eye.

We are responsible for paying all costs associated with each study, including payments to ORA for all services rendered under the applicable statements of work. In addition, we are required to make payments in the event certain milestones are reached under the agreement. Specifically, the agreement provides that in the event a pivotal clinical trial is conducted under an FDA approved Special Protocol Assessment, we will be obligated to pay ORA a $2.0 million milestone at such time as the first patient is dosed in such pivotal trial. In addition, if Prolacria receives FDA approval, we will be obligated to pay ORA an additional milestone of either $10.5 million or $22.5 million, based upon the clinical program pursued. If our applicable development costs exceed $7.0 million, including those development costs paid to ORA and those incurred by us in relation to statistics and data management for all of the studies relating to the research program, we will be entitled to offset the above described milestone payments with a credit equal to 50% of the excess costs. Furthermore, the amount of the milestones will be reduced in the event certain enrollment targets with respect to an applicable study are not met.

If Prolacria receives FDA approval, we will also be obligated to pay (1) a $5.0 million milestone payment upon timely completion of certain additional work by ORA, which is expected to be completed in the event of FDA approval, (2) a $5.0 million milestone payment in the event of the approval of a line extension involving ORA, and (3) sales milestones, which include one-time sales achievement milestones and recurring annual sales milestones.

In the event that the development program contemplated by the parties does not lead to approval of Prolacria, the approval and post approval milestone payments will not be paid. The term of the agreement is three years or until the earlier completion of the services, unless earlier terminated.

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

Under the terms of the agreement, we received an up-front equity investment of $1.5 million in exchange for shares of our preferred stock in December 1998, that were subsequently converted into shares of our common stock. We have received total milestone payments of $1.75 million based on the achievement of certain regulatory work and the completion of Phase 2 clinical testing of diquafosol tetrasodium in Japan by Santen. Depending on whether all milestones are achieved, we could receive up to an additional $3.0 million, as well as royalties on net sales of a licensed product, if the product candidate is approved for commercialization in Santen’s licensed territories.

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

Wisconsin Alumni Research Foundation

In November 2004, we licensed several patents for use in developing and commercializing new treatments for glaucoma from WARF. Under the terms of the agreement, we paid an upfront licensing payment of $150,000 in 2004 upon execution of the agreement and a $50,000 milestone payment related to the filing of an IND for our glaucoma program in 2006. We are obligated for additional contingent payments of up to an aggregate of $1.8 million upon the achievement of development milestones, and royalties on sales of any regulatory approved product utilizing the licensed patents.

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

Discontinued Program—Bilastine for seasonal allergic rhinitis

Bilastine is a non-sedating oral H1-antihistamine compound being developed for the treatment or prevention of allergic rhinitis. In October 2006, we entered into a licensing agreement with FAES Farma, S.A., or FAES, for the U.S. and Canadian development and commercialization of bilastine. In June 2007, FAES and Inspire amended the agreement based on a meeting with the FDA, and FAES agreed to conduct additional clinical work. Following review of our development and commercialization program relating to bilastine, we made a strategic business decision to terminate the agreement. In January 2008, we exercised our option to terminate the license agreement in its entirety. As a result, we are no longer responsible for the development and commercialization of bilastine and have no further financial obligations to FAES. All of the rights in the intellectual property licensed by Inspire from FAES under the agreement revert to FAES and the regulatory dossier pertaining to the candidates, including the IND for the oral bilastine compound, will be transferred back to FAES.

Research and Development

Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2007, 2006 and 2005, we spent $53.4 million, $42.5 million and $23.6 million, respectively, on research and development activities.

Research and Preclinical Development

We have a fully integrated research and preclinical organization with expertise in medicinal chemistry, development chemistry, molecular pharmacology, biochemistry, screening and preclinical drug evaluation. We have invested in state-of-the-art equipment as well as internal and contracted laboratory space for performing synthetic, process, and analytical chemistry, formulation research, determination of compound structure and biological activity, and evaluation of drug efficacy, pharmacokinetics, pharmacodynamics, and tolerability. We continue to identify and synthesize new chemical entities with promising activity, stability and metabolic profiles for further testing in the respiratory/allergy and ophthalmic therapeutic areas. We have access to a variety of preclinical disease models in these therapeutic areas to conduct proof-of-concept efficacy experiments for evaluating new drug targets and compounds to make decisions in advancing a lead series through the early drug discovery process. Through the use of material transfer agreements or sponsored research agreements, we collaborate with academic institutions to advance basic and translational research and to augment our internal research capabilities. We conduct preclinical development studies to advance promising compounds to pre-IND status and conduct the requisite preclinical studies to support an IND filing, if appropriate. We primarily use contract research organizations for toxicology, pharmacokinetics, toxicokinetics, and other studies required for IND and NDA regulatory submissions. Our current innovative research programs are focused on potential treatments for glaucoma and respiratory diseases. We routinely present our scientific research at ophthalmic, respiratory, and allergy conferences and in peer-reviewed publications.

Development

After a molecule is determined to be an appropriate product candidate based upon our research findings and business strategy, it moves into the development function of our organization, where extensive testing of both the characteristics of the molecule and the effects it has on humans are conducted. The progression of product candidates through the various stages of development is overseen by our Portfolio Management Board. Our development function is divided into Respiratory Clinical Research, Ophthalmic Clinical Research, Biostatistics and Data Management, and Medical/Regulatory Affairs.

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

For more information about our research and development costs and expenses, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Research and Development Expenses.”

Sales and Marketing

Beginning in 2004, we initiated commercial operations and began co-promoting Elestat and Restasis to a select number of high prescribing eye care professionals and allergists. In August 2007, we launched AzaSite and are promoting it to select eye care professionals, pediatricians and primary care providers. We currently employ 98 territory managers to provide us with national sales coverage for AzaSite, Restasis and Elestat. We also have created marketing, managed care, training and operation groups to support our commercialization efforts. Our sales and marketing organization focuses its promotional activities for AzaSite, Restasis and Elestat on select ophthalmologists, optometrists, allergists, pediatricians and primary care physicians, as appropriate.

We are promoting AzaSite, Restasis and Elestat in the United States. We co-promote Restasis in the United States with Allergan, but we have primary U.S. sales and marketing responsibilities for Elestat. We have not developed commercial plans for our product candidates beyond AzaSite, Restasis and Elestat as these plans will be dependent in large part on the timing of their commercial launch and our financial resources. We intend to establish corporate partnering, licensing or other arrangements for the marketing and sale of selected product candidates that we develop, especially outside of North America. We do not intend to develop commercial operations outside of North America.

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

We have designated a Chief Compliance Officer who reports to the Chief Executive Officer and the Chairperson of the Audit Committee of the Board of Directors. Among other duties, this officer oversees compliance training, education, auditing and monitoring; enforces disciplinary guidelines for any infractions of our Comprehensive Compliance Program; implements new policies and procedures; responds to any detected issues; and undertakes corrective action procedures. The Chief Compliance Officer provides updates to senior management, the Audit Committee of the Board of Directors, and to the full Board of Directors. Our controls address compliance matters relating to requirements and entities that govern public pharmaceutical companies including, but not limited to, federal and state law, such as the Sarbanes-Oxley Act of 2002; U.S. Foreign Corrupt Practices Act of 1977; NASDAQ listing requirements; National Association of Securities Dealers; Securities and Exchange Commission; Food and Drug Administration; United States Department of Health and Human Services; Office of Inspector General; and The Pharmaceutical Research and Manufacturers of America. Our standard operating procedures are designed to provide a framework for corporate governance in accordance with ethical standards and legal best practices. Our codes and policies that have been implemented include, but are not limited to, “Code of Ethics and Conduct Relating to Financial Affairs”; “Code of Business Ethics”; “Whistleblower Policy”; and “Code of Conduct: Promotional Interactions with Health Care Professionals”.

Manufacturing and Supply

We rely on single source manufacturers for our commercial products and product candidates. Allergan is responsible for the manufacturing of both Restasis and Elestat and relies on single source manufacturers for the active pharmaceutical ingredients, or APIs, in both products, which we co-promote. We rely on InSite Vision for supply of the active pharmaceutical ingredient for AzaSite, which InSite Vision obtains from a single source manufacturer. We are responsible for the remaining finished product manufacturing of AzaSite, for which we rely on a single source manufacturer. Additionally, we rely upon a single third party to provide distribution services for AzaSite.

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

Competition

Many pharmaceutical and biotechnology companies engage in research and development to commercialize products to treat allergic conjunctivitis, bacterial conjunctivitis, dry eye disease, cystic fibrosis, allergic rhinitis, glaucoma, and other diseases that we are researching. We compete with these companies for funding, access to licenses, personnel, third-party collaborators and product development. However, most large pharmaceutical and biotechnology companies have significantly larger intellectual property estates, substantially greater financial, marketing, sales, distribution and technical resources and greater capabilities and experience in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs than we do. The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents.

The following treatments may compete with our products and product candidates:

Allergic Conjunctivitis. There are multiple therapies available to treat or prevent allergic conjunctivitis. The primary products that Elestat competes with are Patanol® and PatadayTM, both by Alcon, Inc.; Zaditor® by

Novartis and its related generic; and Optivar® by Meda Pharmaceuticals. Patanol currently has the majority of the prescriptions in the allergic conjunctivitis market.

Allergic Rhinitis. The current prescription nasal treatments for allergic rhinitis include Flonase®, Beconase AQ®, and VeramystTM, all by GlaxoSmithKline; Nasonex®, by Schering-Plough; Nasacort AQ®, by Sanofi-Aventis; Rhinocort Aqua®, by AstraZeneca; Astelin®, by Meda Pharmaceuticals; and OmnarisTM, by Nycomed. In addition, Alcon has submitted an amendment to their pending NDA for Patanase® for the treatment of symptoms of seasonal allergic rhinitis.

Bacterial Conjunctivitis. The current prescription ocular anti-infective treatments for bacterial conjunctivitis that compete with AzaSite include Vigamox® and Ciloxan®, both by Alcon; Zymar® and Ocuflox®, both by Allergan; Quixin® and Iquix®, both by Vistakon Pharmaceuticals, LLC (single-entity); Zylet® by Bausch & Lomb, Inc.; and TobraDex® by Alcon (combination products). In addition, there are several generics used to treat bacterial conjunctivitis which include erythromycin, gentamycin and tobramycin.

Cystic Fibrosis. There are two products approved in the United States specifically for the treatment of complications of cystic fibrosis lung disease: Pulmozyme®, by Genentech, Inc., an agent designed to break up thickened airway secretions, and TOBI®, by Novartis, an inhaled antibiotic. Academic groups have completed at least one clinical trial that demonstrated clinical benefit of hypertonic saline. At least one clinical trial has been completed that demonstrated clinical benefit with Zithromax®, by Pfizer, Inc., an oral antibiotic. Although Zithromax has not been officially approved by the FDA for use in cystic fibrosis, in some cases, it has been added to the treatment regimen in patients with evidence of airway infection. In addition, Gilead Sciences, Inc. has submitted an NDA for aztreonam lysine for inhalation, an antibiotic therapy for cystic fibrosis.

Dry Eye Disease. The current prescription and non-prescription treatments for dry eye disease include Restasis by Allergan; artificial tear solutions and lubricant eye drops. In addition to our development program for Prolacria, we are aware of several other companies that are developing products for the treatment of dry eye disease.

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

Phase 1—During Phase 1, the initial introduction of the drug into healthy volunteers, the drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses.

Phase 2—Phase 2 usually involves studies in a limited patient population to: (1) Assess the efficacy of the drug in specific, targeted indications; (2) Assess dosage tolerance and optimal dosage; and (3) Identify possible adverse effects and safety risks.

Phase 3—If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials, also called pivotal studies, major studies or advanced clinical trials, are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. In general, the FDA requires that at least two adequate and well-controlled Phase 3 clinical trials be conducted.

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

With regards to AzaSite, we are responsible for monitoring the safety of the product, reporting adverse events, and taking corrective actions as necessary. In addition, we are in the process of contracting with managed care organizations for both private and government programs, including Medicare Part D and also contracting directly with state and federal governments for certain programs, including Medicaid programs.

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

Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage, impose prior authorization and other coverage restrictions, and negotiate payment levels for drugs which may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that we co-promote or sell will be covered by drug plans participating under the Medicare Part D program or, if covered, what the terms of any such coverage will be, or that the drugs will be reimbursed at amounts that reflect current or historical payment levels. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2008 and in future years from the Medicare prescription drug coverage legislation or from changes in the formularies or price negotiations with Part D drug plans. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payments may be magnified by private insurers adopting similar lower payment. New federal or state drug payment changes or healthcare reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products.

Employees

As of January 31, 2008, we had approximately 250 full-time and part-time employees. In addition, we utilize interns, outside contractors and consultants as needed. Our future success will depend in large part upon our ability to attract and retain highly qualified personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. Employees are required to execute confidentiality and assignment of intellectual property agreements.

Internet Information

Our Internet site is located at www.inspirepharm.com. Copies of our reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports may be accessed from our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC. Please note that the information contained on our website is not incorporated by reference into our reports that are filed with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Risks Related to Product Commercialization

Failure to adequately market and commercialize AzaSite will limit our revenues.

The commercial success of AzaSite will largely depend on a number of factors, including:

•	Acceptance by patients and physicians;

•	The effectiveness of our sales and marketing efforts;

•	Ability to differentiate AzaSite relative to our competitors’ products;

•	Ability to further develop clinical information to support AzaSite;

•	Satisfaction with existing alternative therapies;

•	Perceived efficacy relative to other available therapies;

•	Cost of treatment;

•	Pricing and availability of alternative products, including generic or over-the-counter products;

•	Marketing and sales activities of competitors;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration;

•	Prevalence and severity of adverse side effects;

•	Regulatory approval in other jurisdictions;

•	Market penetration;

•	The manufacturer’s successful building and sustaining of manufacturing capability;

•	Our ability to enter into managed care and governmental agreements on favorable terms; and

•	Any competitor’s ability to successfully commercialize competing therapies.

Establishment and completion of appropriate steps related to a product launch take significant time and resources. We are responsible for all aspects of the commercialization of this product, including determination of formularies upon which AzaSite is listed, manufacturing, distribution, marketing and sales. The determination of formularies upon which AzaSite is listed, the discounts and pricing under such formularies, as well as the amount of time it takes for us to obtain favorable formulary status under various plans will impact our commercialization efforts. Additionally, inclusion on certain formularies will require significant price concessions through rebate programs that impact the level of revenue that we receive. The need to give price concessions can be particularly acute where competing products are listed on the same formulary, such as the area of bacterial conjunctivitis. If AzaSite is not successfully commercialized, our revenues will be limited.

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

Under our agreement with InSite Vision, we are obligated to make pre-determined minimum annual royalty payments to InSite Vision, if our sales of AzaSite would not otherwise require greater royalty payments. In the event we are required to make annual minimum royalty payments, our profits with respect to AzaSite, if any, will be decreased or any losses with respect to the product will be increased. Such circumstances may result in us ceasing our commercialization of AzaSite and terminating our agreement with InSite Vision.

We have had limited experience in commercialization of products.

Although the members of our sales force have had experience in sales with other companies, prior to 2004 we did not have a sales force, and we may experience difficulties maintaining our sales force. We have incurred substantial expenses in establishing and maintaining our sales force and expect to continue to incur substantial expenses in the future.

We are promoting AzaSite to select eye care professionals, pediatricians and primary care providers. We have no prior experience calling on pediatricians and primary care physicians. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and financial resources, and those with products for indications that are completely unrelated to those of our products compete for the time and attention of pediatricians and primary care physicians. As a result, our sales force may not be able to gain sufficient access to these doctors, which would have a negative impact on our ability to promote AzaSite and gain market acceptance.

In addition, prior to the in-licensing and launch of AzaSite, we had limited experience in product pricing, negotiating managed care agreements and government contracts, and managing regulatory-related compliance activities such as pharmacovigilance. As a result, we may have difficulties in establishing such contracts in a timely manner or maintaining all required compliance activities.

Failure to successfully market and co-promote Allergan’s Restasis and Elestat will negatively impact our revenues.

Although we co-promote Restasis in the United States, Allergan is primarily responsible for marketing and commercializing Restasis. Accordingly, our revenues on the net sales of Restasis are largely dependent on the actions and success of Allergan, over whom we have no control.

Our agreement with Allergan provides that we have the responsibility for promoting and marketing Elestat in the United States and paying the associated costs. There can be no assurances that revenues associated with Restasis and Elestat will exceed the related selling, promoting and marketing expenses associated with co-promotion activities for these products during the year ending December 31, 2008 or any future period. Our revenues will be impacted from time to time by the number of formularies upon which these products are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates. Allergan is responsible for determining the formularies upon which Restasis and Elestat are listed and making the appropriate regulatory and other filings.

Our present revenues depend upon and our future revenues will depend, at least in part, upon the acceptance of Restasis and Elestat by eye-care professionals, allergists and patients. Factors that could affect the acceptance of Restasis and Elestat include:

•	Satisfaction with existing alternative therapies;

•	Perceived efficacy relative to other available therapies;

•	Extent and effectiveness of our sales and marketing efforts;

•	Extent and effectiveness of Allergan’s sales and marketing efforts;

•	Changes in, or the levels of, third-party reimbursement of product costs;

•	Coverage and reimbursement under Medicare Part D, other state government sponsored plans and commercial plans;

•	Cost of treatment;

•	Pricing and availability of alternative products, including generic or over-the-counter products;

•	Marketing and sales activities of competitors;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration;

•	Prevalence and severity of adverse side effects; and

•	Regulatory approval in other jurisdictions.

We cannot predict the potential long-term patient acceptance of these products, or the effects of competition and managed health care on sales of either product.

The manufacture and sale of Restasis is protected under a use patent which expires in August 2009 and a formulation patent which expires in May 2014. If and when we experience competition, including generics, for Restasis, our revenues attributable to Restasis will be significantly impacted.

The loss of commercial exclusivity of Elestat will have a material impact on our cash flows.

The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire on October 15, 2008, at which time competitors will be able to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict the time frame for FDA review of such applications, if any. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. Our ability to gain additional intellectual property protection related to Elestat has been, and continues to be, challenging. We cannot provide any assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act on October 15, 2008. If a generic form of Elestat is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease. Loss of our co-promotion revenue from Elestat will materially impact our results of operations and cash flows.

If we are unable to contract with third parties for the synthesis of active pharmaceutical ingredients required for preclinical testing, for the manufacture of drug products for clinical trials, or for the large-scale manufacture of any approved products, we may be unable to develop or commercialize our drug products.

The manufacturing of sufficient quantities of new and/or approved products or product candidates is a time-consuming and complex process. We have no experience or capabilities to conduct the large-scale manufacture of any of our product candidates. In order to successfully commercialize AzaSite and continue to develop our product candidates, we need to contract or otherwise arrange for the necessary manufacturing. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us or our collaborators. We depend upon third parties for the manufacture of both drug substance and finished drug products and this dependence may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our operations and revenues. If we, or our partners, are unable to engage or retain third-party manufacturers on a long-term basis or on commercially acceptable terms, our products may not be commercialized as planned, and the development of our product candidates could be delayed.

Under our agreement with the manufacturer of AzaSite, we are required to purchase a minimum number of units of AzaSite annually, regardless of our ability to sell AzaSite. If we are unable to sell the AzaSite that we are required to purchase, our inventory of the product will increase and the shelf life of the inventory will be adversely impacted. In such circumstances, we may be required to make price concessions to sell short-dated product or write-off and dispose of expired product, which may have an adverse affect on our financial condition.

The manufacturing processes for our product candidates have not been validated at the scale required for commercial sales. Delays in scale-up to commercial quantities and any change at the site of manufacture could delay clinical trials, regulatory submissions and ultimately the commercialization of our products. In addition, manufacturing facilities are subject to an FDA inspection to confirm cGMP compliance prior to a product candidate’s potential NDA approval as well as ongoing post-approval FDA inspections to ensure continued compliance with cGMP regulations, over which we have no control.

Reliance on a single party to manufacture and supply either finished product or the bulk active pharmaceutical ingredients for a product or product candidates could adversely affect us.

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of Restasis and Elestat. It is our understanding that Allergan relies upon an arrangement with a single third party for the manufacture and supply of APIs for each of Restasis and Elestat. Allergan then completes the manufacturing process to yield finished product.

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

In the event a third-party manufacturer is unable to supply Allergan or InSite Vision (as the case may be), if such supply is unreasonably delayed, or if Allergan or our finished product contract partner are unable to complete the manufacturing cycle, sales of the applicable product could be adversely impacted, which would result in a reduction in any applicable product revenue. In addition, if Allergan or the third-party manufacturers do not maintain cGMP compliance, the FDA could require corrective actions or take enforcement actions that could affect production and availability of the applicable product, thus adversely affecting sales.

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

It would be time consuming and costly to identify and qualify new sources for manufacture of APIs or finished products. If our vendors were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

We may not be able to successfully compete with other biotechnology companies and established pharmaceutical companies.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. There are many companies seeking to develop products for the same indications that we are working on. Our competitors in the United States and elsewhere are numerous and include, among others, major multinational pharmaceutical and chemical companies and specialized biotechnology firms.

Most of these competitors have greater resources than we do, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations. In addition, most of our competitors have greater experience than we do in conducting preclinical and clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market products. Drugs resulting from our research and development efforts, or from our joint efforts with our collaborative partners, may not compete successfully with competitors’ existing products or products under development.

Acquisitions of competing companies and potential competitors by large pharmaceutical companies or others could enhance financial, marketing and other resources available to such competitors. Academic and government institutions have become increasingly aware of the commercial value of their research findings and are more likely to enter into exclusive licensing agreements with commercial enterprises to market commercial products. Many of our competitors have far greater financial, technical, human and other resources than we do and may be better able to afford larger license fees and milestones attractive to those institutions. Our competitors may also develop technologies and drugs that are safer, more effective, or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. In addition, alternative approaches, such as gene therapy, in treating diseases that we have targeted, such as cystic fibrosis, may make our product candidates obsolete.

We rely on third parties to distribute and sell our products and those third parties may not perform.

We are dependent on third parties to perform or assist us in the distribution or sale of AzaSite, and are dependent on third parties, primarily Allergan, to perform or assist us in the distribution or sale of Restasis and Elestat. We rely on the services of a single source, third-party distributor to deliver AzaSite to our customers. In addition to the physical storage and distribution of AzaSite, this third-party distributor maintains and provides us with information and data with regard to our inventory, AzaSite orders, billings and receivables, chargebacks and returns, among others, on which our accounting estimates are based. If third parties do not successfully carry out their contractual duties, meet expected sales goals, or maximize the commercial potential of our products, we may be required to hire or expand our own staff and sales force to compete successfully, which may not be possible. If third parties or Allergan do not perform, or assist us in performing these functions, or if there is a delay or interruption in the distribution of our products, it could have an adverse effect on product revenue, accounting estimates and our overall operations.

We depend on three pharmaceutical wholesalers for the vast majority of our AzaSite sales in the United States, and the loss of any of these wholesalers would negatively impact our revenues.

The prescription drug wholesaling industry in the United States is highly concentrated, with a vast majority of all sales made by three major full-line companies. Those companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. The majority of our AzaSite revenues come from sales to these three companies. The loss of any of these wholesalers could have a negative impact on our commercialization of AzaSite.

It is also possible that these wholesalers, or others, could decide to change their policies and fees in the future. This could result in or cause us to incur higher product distribution costs, lower margins or the need to find alternative methods of distributing our products. Such alternative methods may not be economically or administratively feasible.

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

In addition, to achieve broad market acceptance of our product candidates, in many cases we will need to develop, alone or with others, convenient dosing and methods for administering the products. For example, we intend that Prolacria will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in its licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. In addition, in our current clinical trials, denufosol for the treatment of cystic fibrosis is administered by a standard nebulizer three times-a-day, but patients may prefer a smaller, more portable, hand-held device. Similar challenges may exist in identifying and perfecting convenient dosing and methods of administration for our other product candidates.

Risks Related to Product Development

If the FDA does not conclude that our product candidates meet statutory requirements for safety and efficacy, we will be unable to obtain regulatory approval for marketing in the United States.

We have not received marketing approval for any of our product candidates, except AzaSite, which was in-licensed from InSite Vision. We have one product candidate, Prolacria, for which we have received two approvable letters from the FDA. There is no guarantee that the FDA will approve Prolacria and allow the commercialization of the product in the United States. It will be necessary to undertake at least one additional Phase 3 clinical trial in support of the NDA for Prolacria and there can be no guarantee that the FDA would find any such additional clinical trial to be successful or that the FDA would approve Prolacria even if such additional clinical trial was successful. If additional Phase 3 clinical trials for Prolacria are required by the FDA, we may decide not to conduct those clinical trials, which would result in the inability to obtain FDA approval of the product candidate.

We will have to conduct significant development activities, non-clinical and clinical tests and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and clinical testing of our product candidates under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Accordingly, some or all of our preclinical candidates may not advance to clinical development. Additionally, companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

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

•

Clinical investigator conduct or misconduct leads the FDA to stop the clinical trial or to take other action that could delay or impede progress of a clinical trial or progress of a product candidate towards approval;

•	Our commercial partners, or future commercial partners, delay, amend or change our development plan or strategy;

•	We allocate our limited financial and other resources to other clinical and preclinical programs; and

•	Weather events, natural disasters, malicious activities or other unforeseen events occur.

Changes in regulatory policy or new regulations as well as clinical investigator misconduct could also result in delays or rejection of our applications for approval of our product candidates. Clinical investigator misconduct that raises questions about the integrity of data in one or more applications (e.g., fraud, bribery, omission of a material fact, gross negligence) could be used by the FDA as grounds to suspend substantive scientific review of all pending marketing applications until the data in question have successfully undergone a validity assessment. Product candidates that fail validity assessments must be withdrawn from FDA review or, if the drug is an approved, marketed product, such product must be removed from the market.

A product candidate designated as a “fast track” product by the FDA may not continue to qualify for expedited review if it no longer (1) demonstrates a potential to address unmet medical needs, or (2) is being studied in a manner that would show the product is able to treat a serious or life-threatening condition. Our product candidates may not meet fast track criteria if, for example, a new product that addressed the same medical needs were approved before our product, or if emerging clinical data failed to show the anticipated advantage over existing therapy. Even if some of our product candidates receive “fast track” designation, the FDA may not approve them at all or any sooner than other product candidates that do not qualify for expedited review.

Additionally, the introduction of our products in foreign markets will subject us to foreign regulatory clearances, the receipt of which may be unpredictable, uncertain and may impose substantial additional costs and burdens which we or our partners in such foreign markets may be unwilling or unable to fund. As with the FDA, foreign regulatory authorities must be satisfied that adequate evidence of safety and efficacy of the product has been presented before marketing authorization is granted. The foreign regulatory approval process includes all of the risks associated with obtaining FDA marketing approval. Approval by the FDA does not ensure approval by other regulatory authorities, nor does approval by any foreign regulatory authority ensure approval by the FDA.

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

We have one product candidate for the treatment of dry eye disease, Prolacria, for which we have received two approvable letters from the FDA. The FDA has not published guidelines on the approval of a product for the treatment of dry eye disease. Furthermore, to date, only one prescription product, Restasis, has been approved by the FDA for the treatment of dry eye disease, and Restasis has a different mechanism of action from Prolacria. It will be necessary to undertake at least one additional Phase 3 clinical trial in support of our NDA for Prolacria and there can be no guarantee that any such additional clinical trial would be successful or that the FDA would approve Prolacria even if such additional clinical trial was successful.

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

Also, ongoing development programs and associated costs are subject to frequent, significant and unpredictable changes due to a number of factors, including:

•	Data collected in preclinical or clinical trials may prompt significant changes, delays or enhancements to an ongoing development program;

•	Commercial partners and the underlying contractual agreements may require additional or more involved clinical or preclinical activities;

•	The FDA or other regulatory authorities may direct the sponsor to change or enhance its ongoing development program based on developments in the testing of similar compounds or related compounds;

•	Unexpected regulatory requirements, changes in regulatory policy or review standards, or interim reviews by regulatory agencies may cause delays or changes to development programs; and

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

Delays in patient enrollment can result in increased costs and longer development times. The timing of our Phase 3 program for denufosol for the treatment of cystic fibrosis will be impacted by a number of variables, including clinical development decisions regarding identifying the optimal treatment regimens, patient population, competition for clinical trial participants, approval of other products during our clinical trials, number and length of clinical trials, regulatory requirements of the FDA and/or foreign regulatory authorities, the exclusion criteria for the clinical trials and use of therapies such as hypertonic saline. Our cystic fibrosis clinical trials will present some unique challenges due to the early-intervention approach we are taking with regard to the clinical trials. This approach will require studying mild patients, which are usually younger patients who do not typically participate in clinical trials since new products are generally focused on the sicker patient population. Even if we successfully complete clinical trials, we may not receive regulatory approval for the product candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays.

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

If we fail to meet payment obligations, performance milestones relating to the timing of regulatory filings, development and commercial diligence obligations, fail to make milestone payments in accordance with applicable provisions, or fail to pay the minimum annual payments under our respective licenses, our licensors may terminate the applicable license. As a result, our development of the respective product candidate or commercialization of the product would cease.

Risks Related to Governmental Regulation

Failure to comply with all applicable regulations, including those that require us to obtain and maintain governmental approvals for our product candidates, may result in fines, corrective actions, administrative sanctions and restrictions, including the withdrawal of a product from the market.

Pharmaceutical companies are subject to significant regulation by a number of national, state and local agencies, including the FDA. Such regulations and their authorizing statutes are amended from time to time. Failure to comply with applicable regulatory requirements could, among other things, result in fines, corrective actions, administrative sanctions, suspensions or delays of product manufacture or distribution or both, product recalls, delays in marketing activities and sales, withdrawal of marketing approvals, and civil or criminal sanctions including possible exclusion from eligibility for federal government contracts payment of our products by Medicare, Medicaid, and other third-party payors.

After initial regulatory approval, the manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review. Additionally, the FDA encourages health professionals to report significant adverse events associated with products. The FDA may require additional clinical studies, known as Phase 4, to evaluate product safety effects. In addition to studies required by the FDA after approval, we may conduct our own Phase 4 studies to explore the use of the approved drug product for treatment of new indications or to broaden our knowledge of the product. The subsequent discovery of previously unknown problems with a product’s safety or efficacy as a result of these studies or as reported in their prescribed use may result in restrictions through labeling changes or withdrawal of the product from the market.

The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP regulations. Failure to comply with statutory and regulatory requirements subject the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product.

Additional authority to take post-approval actions was given to the FDA under the FDA Amendments Act of 2007, which went into effect on October 1, 2007. The FDA is authorized to revisit and change its prior determinations if new information raises questions about our product’s safety profile. The FDA is authorized to impose additional post-marketing requirements such as:

•	Testing and surveillance to monitor the product and its continued compliance with regulatory requirements;

•	Submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot;

•	Requiring us or our partners to conduct long-term safety studies if new information raises questions about our product’s safety profile;

•	Requiring labeling changes to help ensure the safe and effective use of products;

•

Requiring development and implementation of a Risk Evaluation and Mitigation Strategies plan if the FDA determines that it is necessary to help ensure that the drug’s benefits continue to outweigh the risks of a serious adverse drug experience;

•	Requiring corrective and preventive actions and/or suspending manufacturing;

•	Withdrawing marketing approval;

•	Seizing adulterated, misbranded or otherwise violative products;

•	Seeking to enjoin the manufacture or distribution, or both, of an approved product, or seeking an order to recall an approved product, that is found to be adulterated or misbranded; and

•	Seeking monetary fines and penalties, including disgorgement of profits, if a court finds that we are in violation of applicable law.

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

In its regulation of advertising, the FDA may issue correspondence to pharmaceutical companies alleging that its advertising or promotional materials are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices and if we were to receive correspondence from the FDA alleging these practices it may be necessary for us to:

•	Incur substantial expenses, including fines, penalties, legal fees and costs to conform to the FDA’s limits on such promotion;

•	Change our methods of marketing, promoting and selling products;

•	Take corrective action, which could include placing advertisements or sending letters to physicians correcting statements made in previous advertisements or promotions; or

•	Disrupt the distribution of products and stop sales until we are in compliance with the FDA’s interpretation of applicable laws and regulations.

In addition, in recent years, some alleged violations of FDA requirements regarding off-label promotion of products by manufacturers have been used to support whistleblower and/or government actions under the federal civil False Claims Act, resulting in substantial monetary settlements. Also, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products. We cannot predict the outcome of such initiatives and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

Medicare prescription drug coverage legislation and future legislative or regulatory reform of the healthcare system may affect our or our partner's ability to sell products profitably.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services within the Department of Health and Human Services and is implemented and operated by private sector Part D plan sponsors. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Restasis and Elestat and has contracted with Part D plan sponsors to cover such drugs under the Part D benefit. We are responsible for contracting with Part D plan sponsors with respect to AzaSite.

Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage, impose prior authorization and other coverage restrictions, and negotiate payment levels for drugs which may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that we co-promote or sell will be covered by drug plans participating under the Medicare Part D program or, if covered, what the terms of any such coverage will be, or that the drugs will be reimbursed at amounts that reflect current or historical payment levels. Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2008 and in future years from the Medicare prescription drug coverage legislation or from changes in the formularies or price negotiations with Part D drug plans. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting similar lower payment. New federal or state drug payment changes or healthcare reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products.

We are subject to “fraud and abuse” and similar government laws and regulations, and a failure to comply with such laws and regulations, or an investigation into our compliance with such laws and regulations, or a failure to prevail in any litigation related to noncompliance, could harm our business.

We are subject to multiple state and federal laws pertaining to health care fraud and abuse. Pharmaceutical pricing, sales, and marketing programs and arrangements, and related business practices in the health care industry generally are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial, and administrative entities. Many health care laws, including the federal and state anti-kickback laws and federal and state statutory and common law false claims laws, have been construed broadly by the courts and permit government entities to exercise considerable discretion. In the event that any of these government entities believed that wrongdoing had occurred, one or more of them could institute civil administrative or criminal proceedings which, if instituted and resolved unfavorably, could subject us to substantial fines, penalties, and injunctive and administrative remedies, including exclusion from government reimbursement programs. We cannot predict whether any investigations would affect our marketing or sales practices. Any such result could have a material adverse impact on our results of operations, cash flows, financial condition, and our business. Such investigations could be costly, divert management's attention from our business, and result in damage to our reputation. We cannot guarantee that measures that we have taken to prevent violations, including our corporate compliance program, will protect us from future violations, lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant negative impact on our business, including the imposition of significant fines or other sanctions.

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

In recent years, pharmaceutical companies have been the targets of extensive whistleblower actions in which the person bringing an action alleges a variety of violations of the civil False Claims Act or its state equivalent, in such areas as pricing practices, off-label product promotion, sales and marketing practices, improper relationships with physicians and other healthcare professionals, among others. If our promotional or other activities fail to comply with applicable regulations or guidelines, we may be subject to warnings from, or enforcement action by, regulatory authorities. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions, exclusion from government programs, product recalls or seizures, or other restrictions and litigation. Furthermore, there can be no assurance that we will not be subject to a whistleblower or other investigative or enforcement action at some time in the future.

Risks Associated with Our Business and Industry

We have been named as a defendant in litigation that could result in substantial damages and costs and divert management's attention and resources.

We continue to defend against a Consolidated Class Action Complaint, or CAC, filed against us and certain of our present or former senior officers or directors. The CAC asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria and adds claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. No assurance can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of the claims, we could be forced to, among other ramifications, make significant payments to resolve the claims and such payments could have a material adverse effect on our business, future results of operations, financial position and/or cash flows if not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of our success in defending against the litigation, the litigation itself has resulted, and may continue to result, in substantial costs, use of resources and diversion of the attention of management and other employees, which could adversely affect our business. We have various insurance policies related to the risks associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover all the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

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

The Wells Notices provide notification of the SEC staff's determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have since had further meetings with SEC staff and have provided and will be providing further written submissions to the SEC staff.

We are unable to predict the outcome of the investigation and no assurance can be made that the investigation will be concluded favorably. In the event of an adverse outcome, our business, future results of operations, financial position and/or cash flows could be materially affected. Furthermore, regardless of the outcome of the investigation, the investigation itself has resulted, and may continue to result, in substantial uninsured costs, use of resources and diversion of the attention of management and other employees, which could adversely affect our business. There is no assurance that our insurance coverage, including directors and officers insurance, will be sufficient or that our insurance companies will cover all the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

Our co-promotion revenues are based, in part, upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control.

We recognize co-promotion revenue based on Allergan’s net sales for Restasis and Elestat as defined in the co-promotion agreements and as reported to us by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and the underlying terms of our co-promotion agreements. Allergan's filings with the SEC indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan's disclosure controls and procedures. All of our co-promotion revenues are currently derived from Allergan’s net sales of Restasis and Elestat as reported to us by Allergan. Management has concluded that our internal control over financial reporting was effective as of December 31, 2007, and these internal controls allow us to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; however, we are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If Allergan’s reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for previous periods.

Revenues in future periods could vary significantly and may not cover our operating expenses.

Our revenues may fluctuate from period to period due in part to:

•

Fluctuations in future sales of AzaSite, Restasis and Elestat due to competition, manufacturing difficulties, reimbursement and pricing under commercial or government plans, seasonality, or other factors that affect the sales of a product;

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

Inventory levels of AzaSite held by wholesalers can also cause our operating results to fluctuate unexpectedly. Although we attempt to monitor wholesaler inventory of our products, we rely upon information provided by third parties to quantify the inventory levels maintained by wholesalers. In addition, we and the wholesalers may not be effective in matching inventory levels to end-user demand. Significant differences between actual and estimated inventory levels and product demand may result in inadequate or excessive (1) inventory production, (2) product supply in distribution channels, (3) product availability at the retail level, and (4) unexpected increases or decreases in orders from our major customers. Any of these events may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below expectations.

We recognize milestone revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. In the year ended December 31, 2006, we recognized milestone revenue of $1.25 million from Santen associated with the completion of Phase 2 clinical testing of diquafosol tetrasodium in Japan. We or our collaborative partners did not reach any such contractual milestones in 2007. There can be no assurances that we or our collaborative partners will reach any additional contractual milestones during 2008 or at any later date.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product candidate development.

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $114.5 million and approximately $83.7 million for the years ended December 31, 2007 and 2006, respectively. Our cash, cash equivalents and investments totaled approximately $139.7 million on December 31, 2007, which included net borrowings that we received under our term loan facility of $57.4 million and net proceeds of $73.6 million from the sale of the Series A Exchangeable Preferred Stock to Warburg Pincus Private Equity IX, L.P.

We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing or future collaborations and licensing agreements;

•	Progress by our collaborators with respect to the development of product candidates;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The timing and amount of debt repayment requirements;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to SEC investigations;

•	The costs involved in enforcing patent claims and other intellectual property rights, including costs associated with enhancing market exclusivity for Elestat; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Restasis and Elestat;

•	Receipt of revenue from wholesalers and other customers on net sales of AzaSite;

•	The ability to generate sufficient sales of AzaSite;

•	The receipt or payment of milestone payments under our collaborative agreements;

•	The ability to obtain approval from the FDA for Prolacria;

•	Our ability to obtain approval from the FDA for any of our other product candidates; and

•	Payments from existing and future collaborators.

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

If we are unable to make the scheduled principal and interest payments on our term loan facility or maintain minimum liquidity levels or compliance with other debt covenants as defined in the loan and security agreement, we may default on our debt.

In December 2006, we entered into a loan and security agreement for up to $40.0 million. In June 2007, we amended the loan and security agreement to expand the principal we were able to borrow by an additional $20.0 million, as well as revise the minimum liquidity we are required to maintain under the facility. Borrowings under the $60.0 million term loan facility are secured by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain minimum liquidity levels based on the balance of the outstanding advances. The agreement may affect our operations in several ways, including the following:

•	A portion of our cash flow from operations will be dedicated to the payment of the principal and interest on our indebtedness;

•	Our future cash flow may be insufficient to meet our required principal and interest payments;

•	We may need to raise additional capital in order to remain in compliance with the loan covenants;

•	Our ability to enter into certain transactions may be limited; and

•	We may need to delay or reduce planned expenditures or clinical trials as well as other development and commercial activities if our current operations are not sufficient enough to service our debt.

Events of default under the loan and security agreement are not limited to, but include the following:

•	Payment default;

•	Covenant default;

•	A material adverse change in Inspire;

•	Breach of our agreements with Allegan; and

•	Judgments against us over a certain dollar amount.

In case of an uncured default, the following actions may be taken against us by the lending institutions:

•	All outstanding obligations associated with the term loan facility would be immediately due and payable;

•	Any of our balances and deposits held by the lending institutions would be applied to the obligation;

•	Balances and accounts at other financial institutions could be “held” or exclusive control be transferred to the lending institutions; and

•	All collateral, as defined in the agreement, could be seized and disposed of.

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net operating losses of approximately $63.7 million for the year ended December 31, 2007 and approximately $42.1 million for the year ended December 31, 2006. As of December 31, 2007, our accumulated deficit was approximately $308.9 million. We currently expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

•	Commercialization activities to support AzaSite, Restasis and Elestat;

•	Regulatory approvals of our product candidates;

•	Patient demand for our products and any licensed products;

•	Payments to and from licensors and corporate partners;

•	Research and development activities;

•	Investments in new technologies and product candidates; and

•	The costs involved in defending any litigation claims against, or government investigations of, us.

To achieve and sustain profitable operations, we must, alone or with others, develop successfully, obtain regulatory approval for, manufacture, introduce, market and sell our products. The time frame necessary to achieve market success is long and uncertain. We may not generate sufficient product revenues to become profitable or to sustain profitability. If the time required to achieve profitability is longer than we anticipate, we may not be able to continue our operations.

Our dependence on collaborative relationships may lead to delays in product development, lost revenues and disputes over rights to technology.

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have collaboration agreements with several collaborators, including Allergan, Boehringer Ingelheim, InSite Vision and Santen. The termination of any collaboration will result in the loss of any unmet development or commercial milestone payments, may lead to delays in product development and disputes over technology rights, and may reduce our ability to enter into collaborations with other potential partners. In the event we breach an agreement with a collaborator, the collaborator is entitled to terminate our agreement with them in the event we do not cure the breach within a specified period of time, which is typically 60 or 90 days from the notice date. With respect to the Allergan collaboration, in the event we become an affiliate of a third party that manufactures, markets or sells any then currently promoted prescription ophthalmic product, Allergan will have the right to terminate our Elestat Co-Promotion Agreement, which right must be exercised within 3 months of the occurrence of such event. If we do not maintain our current collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize potential products. Any future collaborations or licensing arrangements may not be on terms favorable to us.

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

We currently depend upon ORA to provide clinical research services relating to Prolacria using ORA’s proprietary dry eye database and models, including access to its proprietary dry eye chambers. Due to the unique features of these dry eye models, if ORA were to terminate its agreement with us, we would be required to find another clinical service provider to provide us access to dry eye chambers, which may not be available, and we would need to change our Prolacria development plans. This would have a significant effect on our future development of Prolacria, including delays in, or possible termination of, the development program.

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

We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President and Chief Executive Officer and a director, and Thomas R. Staab, II, our Chief Financial Officer and Treasurer. If these people leave us, we may have difficulty conducting our operations. We have not entered into agreements with any officers or any other members of our management and scientific staff that bind them to a specific period of employment. Our future success will depend in part on our ability to attract, hire or appoint, and retain additional personnel skilled or experienced in the pharmaceutical industry. There is significant competition for such qualified personnel and we may not be able to attract and retain such personnel.

If our patent protection is inadequate, the development and any possible sales of our product candidates could suffer or competitors could force our products completely out of the market.

Our business and competitive position depends on our ability to continue to develop and protect our products and processes, proprietary methods and technology. Except for patent claims covering new chemical compounds, most of our patents are use patents containing claims covering methods of treating disorders and diseases by administering therapeutic chemical compounds. Use patents, while providing adequate protection for commercial efforts in the United States, may afford a lesser degree of protection in other countries due to their patent laws. Besides our use patents, we have patents and patent applications covering compositions (new chemical compounds), pharmaceutical formulations and processes for manufacturing our new chemical compounds. Many of the chemical compounds included in the claims of our use patents and process applications were known in the scientific community prior to our patent applications. None of our composition patents or patent applications covers these previously known chemical compounds, which are in the public domain. As a result, competitors may be able to commercialize products that use the same previously known chemical compounds used by us for the treatment of disorders and diseases not covered by our use patents. Such competitors’ activities may reduce our revenues.

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

On July 17, 2007, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity IX, L.P., or Warburg, pursuant to which we sold an aggregate of 140,186 shares of Series A Exchangeable Preferred Stock, or the Exchangeable Preferred Stock. In October 2007, our stockholders approved the exchange of all outstanding Exchangeable Preferred Stock for 14,018,600 shares of our common stock. As of January 31, 2008, this represented approximately 25% of our outstanding common stock. Additionally, we amended the terms of our stockholder rights plan, which allows Warburg and its affiliates to acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities plus outstanding Exchangeable Preferred Stock on an as exchanged to common stock basis, without triggering the provisions of the stockholder rights plan. Pursuant to the Securities Purchase Agreement, Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, effective July 20, 2007, our Board of Directors elected Jonathan Leff as a Class C member of the Board of Directors. As a result of the foregoing, Warburg will be able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of January 31, 2008, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 48% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales of securities may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2008, there were 56,519,286 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act of 1933, unless purchased by our affiliates. We have also filed a registration statement on Form S-3 for all 14,018,600 shares of common stock held by Warburg as the result of the Warburg transaction. In addition, we have the ability to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which we filed with the SEC on March 9, 2007. Up to 15,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our Amended and Restated 2005 Equity Compensation Plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act of 1933 and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

If some or all of such shares are sold into the public market over a short period of time, the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.

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

In October 2002, we entered into a Rights Agreement with Computershare Trust Company. The Rights Agreement could discourage, delay or prevent a person or group from acquiring 15% or more of our common stock. The Rights Agreement provides that if a person acquires 15% or more of our common stock without the approval of our Board of Directors, all other stockholders will have the right to purchase securities from us at a price that is less than its fair market value, which would substantially reduce the value of our common stock owned by the acquiring person. As a result, our Board of Directors has significant discretion to approve or disapprove a person’s efforts to acquire 15% or more of our common stock. In connection with the transaction with Warburg, we and Computershare entered into a First Amendment to Rights Agreement which provides that Warburg and its affiliates will be exempt from the definition of an “Acquiring Person” under the Rights Agreement, unless Warburg or certain of its affiliates becomes the beneficial owner of the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities plus the outstanding Exchangeable Preferred Stock on an as exchanged to common stock basis. In addition to Warburg’s ability to exercise substantial control over our business, the First Amendment to Rights Agreement could further discourage, delay or prevent a person or group from acquiring 15% or more of our common stock.

Our non-executive employees are covered under a Change in Control Severance Benefit Plan, and all of our executive officers are parties to individual agreements regarding a Change in Control, which provide severance benefits as of the date on which a change in control occurs. The plan and the agreements would increase the acquisition costs to a purchasing company that triggers the change in control provisions and as a result, may delay or prevent a change in control.

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

On March 27, 2006, following consolidation of the lawsuits into a single civil action and appointment of lead plaintiffs, the plaintiffs filed a Consolidated Class Action Complaint, or CAC. The CAC asserts claims against us and certain of our present or former senior officers or directors. The CAC asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria, and also adds claims under sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The CAC also asserts claims against certain parties that served as underwriters in our securities offerings during the period relevant to the CAC. The CAC seeks unspecified damages on behalf of a purported class of purchasers of our securities during the period from May 10, 2004 through February 8, 2005. In May 2006, the plaintiffs agreed to voluntarily dismiss their claims against the underwriters on the basis that they were time-barred. On June 30, 2006, we and other defendants moved that the court dismiss the CAC on the grounds that it fails to state a claim upon which relief can be granted and does not satisfy the pleading requirements under applicable law. On May 14, 2007, Magistrate Judge Eliason, to whom the District Court had referred the motion, issued a Recommendation that the District Court grant Defendants' motion to dismiss the CAC. Plaintiffs filed objections to this Recommendation in which they argued that the District Court should not accept the Recommendation, and Defendants responded to Plaintiffs' objections.

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s recommendation and granted our and the other defendants’ motion and dismissed the CAC with prejudice. On August 24, 2007, the plaintiffs filed an appeal to the United States Court of Appeals for the Fourth Circuit. Plaintiffs filed their opening appellate brief on November 19, 2007. We and the other defendants filed an opposition brief on January 18, 2008. Plaintiffs filed their reply on February 22, 2008. We will continue to defend the litigation vigorously.

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

The Wells Notices provide notification of the SEC staff's determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have since had further meetings with SEC staff and have provided and will be providing further written submissions to the SEC staff.

We cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 31, 2007, we held a special meeting of stockholders. The results of the proposal submitted for vote at this meeting were as follows:

Approval of the exchange of shares of our Series A Exchangeable Preferred Stock previously issued and sold to Warburg Pincus Private Equity IX, L.P. pursuant to the terms of the Securities Purchase Agreement, dated July 17, 2007, and the issuance of shares of our common stock upon the exchange (there were no broker non-votes in connection with the approval of the exchange).

For:	Against:	Abstain:
26,497,592	133,271	27,504

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the Nasdaq National Market, and later the Nasdaq Global Market, under the symbol “ISPH” since August 3, 2000. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our common stock on the Nasdaq Global Market:

2006	High	Low
First Quarter	$5.70	$4.52
Second Quarter	$5.23	$3.92
Third Quarter	$5.48	$4.16
Fourth Quarter	$6.75	$4.51

2007	High	Low
First Quarter	$8.29	$5.54
Second Quarter	$8.70	$5.43
Third Quarter	$6.91	$4.65
Fourth Quarter	$7.27	$4.84

As of January 31, 2008, there were 59 record stockholders and approximately 5,000 beneficial stockholders of our common stock. On January 31, 2008, the last sale price reported on the Nasdaq Global Market for our common stock was $4.47 per share.

We have not paid or declared dividends on our common stock since our inception and do not plan to pay dividends on our common stock in the foreseeable future. Any earnings that we may realize will be retained to finance our growth.

See “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for certain equity compensation plan information.

RELATIVE STOCK PERFORMANCE

The graph below compares Inspire Pharmaceuticals, Inc.’s cumulative 5-year total stockholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2002 to December 31, 2007.

	Cumulative Total Returns
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
INSPIRE PHARMACEUTICALS, INC.	$100.00	$151.50	$179.55	$54.39	$67.99	$64.03
NASDAQ COMPOSITE	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ BIOTECHNOLOGY	100.00	146.95	164.05	185.29	183.09	186.22

The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6. Selected Financial Data.

The selected statement of operations data and balance sheet data with respect to the years ended December 31, 2007, 2006, 2005, 2004 and 2003 set forth below are derived from our financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below, and our financial statements and the notes thereto appended to this annual report. Historical results are not necessarily indicative of our future results.

	(in thousands, except per share amounts)
	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenue	$48,665	$37,059	$23,266	$11,068	$5,200

Operating expenses:
Cost of sales	1,622	—	—	—	—
Research and development	53,391	42,537	23,566	25,698	27,631
Selling and marketing	45,543	25,265	23,223	21,848	2,838
General and administrative	13,986	15,880	12,004	9,041	7,002

Total operating expenses	114,542	83,682	58,793	56,587	37,471

Loss from operations	(65,877)	(46,623)	(35,527)	(45,519)	(32,271)
Other income, net	2,137	4,508	3,680	1,450	876

Net loss	$(63,740)	$(42,115)	$(31,847)	$(44,069)	$(31,395)

Non-cash deemed dividend related to beneficial conversion feature of exchangeable preferred stock	(8,285)	—	—	—	—

Net loss attributable to common stockholders	$(72,025)	$(42,115)	$(31,847)	$(44,069)	$(31,395)

Net loss per common share—basic and diluted	$(1.61)	$(1.00)	$(0.76)	$(1.25)	$(1.03)

Common shares used in computing weighted average common shares outstanding—basic and diluted	44,763	42,227	42,101	35,261	30,526

	(in thousands)
	December, 31
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and investments	$139,724	$102,281	$122,323	$156,796	$75,166
Trade receivables, net	12,974	8,245	4,898	3,501	—
Inventories, net	1,280	—	—	—	—
Working capital	107,651	89,655	99,265	134,559	66,231
Total assets	180,503	116,699	132,446	165,696	79,678
Deferred revenue	371	—	—	—	—
Debt obligations, including current portion (1)	57,701	21,357	1,392	1,881	1,084
Total stockholders’ equity	91,693	78,371	118,689	149,598	71,052
Shares of common stock outstanding	56,501	42,238	42,211	41,845	31,847

(1)	Includes capital leases.

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

Our revenues are difficult to predict and depend on numerous factors. We launched AzaSite in August 2007 and began recording product revenue in the third quarter of 2007. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite; physician and patient acceptance of AzaSite; competitor response to the launch of AzaSite; discounts, pricing and coverage on governmental and commercial formularies; are all factors, among others, that will impact the level of revenue recorded for AzaSite in subsequent periods. Our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our co-promotion agreements. Our co-promotion revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion revenues are the extent and effectiveness of Allergan’s sales and marketing efforts as well as our own sales and marketing efforts, coverage and reimbursement under Medicare Part D and Medicaid programs, and the sales and marketing activities of competitors, among others. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors. Cost of sales as they relate to AzaSite contain variable and fixed cost components, and the variable components will increase or decrease depending on the volume of AzaSite sold. In addition, certain of these variable costs included in cost of sales are subject to annual increases which are generally out of our control. Research and development expenses, including expenses for development milestones, drug synthesis and manufacturing, preclinical testing and clinical research activities, depend on the ongoing requirements of our development programs, completion of business development transactions, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses, in part by accelerating or decelerating preclinical testing, basic research activities, and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Once again, management may in some cases be able to control the timing and magnitude of these expenses. We have incurred and expect to continue to incur significant costs related to the commercialization of AzaSite. In addition, we have incurred and may incur additional general and administrative expenses as we work to resolve our current stockholder litigation and SEC investigation.

Overview

We are a biopharmaceutical company focused on discovering, developing and commercializing prescription pharmaceutical products for diseases in the ophthalmic and respiratory/allergy areas. Our goal is to build and commercialize a sustainable pipeline of innovative new treatments based upon our technical and scientific expertise. Our ophthalmic products and product candidates are currently concentrated in the allergic conjunctivitis, bacterial conjunctivitis, dry eye disease and glaucoma indications. Our respiratory/allergy product candidates are currently concentrated in the treatment of respiratory complications of cystic fibrosis and allergic rhinitis indications.

In February 2007, we signed an exclusive licensing agreement with InSite Vision for the U.S. and Canadian commercialization rights of AzaSite for the treatment of bacterial conjunctivitis. In April 2007, AzaSite was approved by the FDA for the treatment of bacterial conjunctivitis in adults and children one year of age and older. In August 2007, we launched AzaSite in the United States and are promoting it to select eye care professionals, pediatricians and primary care providers.

In 2004, we began co-promoting Restasis for the treatment of dry eye disease and we launched Elestat for the treatment of allergic conjunctivitis. Under agreements with Allergan, we receive co-promotion revenue based upon Allergan’s net sales of these products.

Prior to 2004, we devoted substantially all of our efforts to the discovery and clinical development of our product candidates as well as the establishment of strategic partnerships and our revenues consisted of payments under our various corporate partnerships established for the development and commercialization of our products, if approved.

See Part I—Item 1. Business of this report for a full discussion of our agreements with InSite Vision, Allergan and other significant collaborative agreements, as well our other product candidates in clinical development.

We have incurred significant operating losses since our inception and, as of December 31, 2007, we had an accumulated deficit of $308.9 million. Revenue from sales of AzaSite, Restasis and Elestat did not exceed our total operating expenses in 2007. We expect to incur significant operating losses for the next several years. We have financed our operations through the sale of equity securities, including private sales of preferred stock and public offerings of common stock; debt; and with revenue from corporate partnerships, including co-promotion revenue. We operate as a single business segment and do not have any foreign operations.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. In addition, recognition of revenue from product co-promotion is affected by certain estimates and judgments made by Allergan on which we rely when recording this revenue. We routinely evaluate our estimates and policies regarding revenue recognition, taxes, clinical trial, preclinical/toxicology, manufacturing, research and other service liabilities.

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

Product Revenues

We recognize revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, we sell AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and Federal, State and commercial healthcare organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. For the year ended December 31, 2007, we reserved approximately $424,000 for sales incentives, which reduced AzaSite product sales revenue.

In addition to SAB No. 104, our ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists,” or SFAS No. 48, as issued by the Financial Accounting Standards Board, or FASB. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Customers will be able to return short-dated or expired AzaSite that meet the guidelines set forth in our return goods policy. Our return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, we are required to estimate the level of sales that will ultimately be returned pursuant to our return policy and to record a related reserve at the time of sale. These amounts are deducted from our gross sales of AzaSite in determining our net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and our own historical experience with AzaSite. We also consider other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. For the year ended December 31, 2007, we reserved approximately $118,000 for potential returns of AzaSite, which reduced AzaSite product sales revenue.

Immediately preceding the launch of AzaSite, we offered wholesalers stocking incentives that allowed for extended payment terms, product discounts, and guaranteed sale provisions (collectively, “special terms”). These special terms were only offered during a specified time period of approximately one month prior to the August 13, 2007 launch of AzaSite. Any sales of AzaSite made under these special term provisions were accounted for using a consignment model since substantially all the risks and rewards of ownership did not transfer upon shipment. Under the consignment model, we did not recognize revenue upon shipment of AzaSite purchased with the special terms, but recorded deferred revenue at gross invoice sales price, less all appropriate discounts and rebates, and accounted for AzaSite inventory held by the wholesalers as consignment inventory. We recognized the revenue from these sales with special terms at the earlier of when the inventory of AzaSite held by the wholesalers was sold through to the wholesalers’ customers or when such inventory of AzaSite was no longer subject to these special terms. At December 31, 2007, we had net deferred revenue of $371,000 related to sales of AzaSite considered consignment. All sales subsequent to this specified “launch” time period include return rights and pricing that are customary in the industry.

We utilize data from external sources to help us estimate our gross to net sales adjustments as they relate to the sales incentives and recognition of revenue for AzaSite sold under the special term provisions. External sourced data includes, but is not limited to, information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers as well as data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. We also utilize this data to help estimate and identify prescription trends and patient demand, as well as product levels in the supply chain.

Product Co-promotion Revenues

We recognize co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to us by Allergan. We actively promote both Restasis and Elestat through our commercial organization and share in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s net sales for both Restasis and Elestat, reported to us by Allergan, as co-promotion revenue. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. For fiscal years 2007, 2006 and 2005, the amount of rebates associated with our incentive programs in each year was less than one-half of one percent of our co-promotion revenues. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, we record revenues using a reduced percentage of net sales based upon our level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. We achieved our annual 2007 net sales target level during the three-month period ended June 30, 2007.

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from our research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. In the year ended December 31, 2006, we recognized $1.25 million of collaborative research revenue. No collaborative research revenue was recognized for the years ended December 31, 2007 or 2005.

Inventories

Our inventories are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of December 31, 2007, we recorded a $125,000 reserve for potential overstocking.

Taxes

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”

Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance of $133.2 million as of December 31, 2007 against all potential tax assets due to uncertainties in our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

Liabilities

We generally enter into contractual agreements with third-party vendors to provide clinical, preclinical/toxicology, manufacturing, research and other services in the ordinary course of business. Many of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. We monitor all significant research and development, manufacturing, sales and marketing and other service activities and the progression of work related to these activities. We estimate the underlying obligation for each activity based upon our estimate of the amount of work performed and compare the estimated obligation against the amount that has been invoiced. Because of the nature of certain contracts and related delay in the contract’s invoicing, the obligation to these vendors may be based upon management’s estimate of the underlying obligation. We record the larger of our estimated obligation or invoiced amounts for completed service. In all cases, actual results may differ from our estimate.

Stock-Based Compensation Expense

As of January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment,” which requires us to measure compensation cost for share-based payment awards at fair value and recognize compensation expense over the service period for awards expected to vest. Upon adoption, we implemented the modified prospective method in recognizing stock-based compensation expense in future periods. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and recognize compensation expense on a straight-line basis over the vesting periods of our awards. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Prior to 2007, we used a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to our own historical volatility. In 2007, we began using only our own historical volatility as a basis for determining expected volatility. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

See “Impact of Recently Issued Accounting Pronouncements” in this section of the report as well as Note 9 “Stock-Based Compensation” for additional discussion of the impact of adopting SFAS No. 123(R).

Impact of Inflation

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed.

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

Revenues

Total revenues were approximately $48.7 million for the year ended December 31, 2007, as compared to approximately $37.1 million in 2006 and approximately $23.3 million in 2005. The increase in 2007 revenue of approximately $11.6 million, or 31%, was primarily due to increased co-promotion revenue from net sales of Restasis, as compared to 2006, as well as initial product revenue from sales of AzaSite, which we launched in August 2007. Total revenues in 2006 included the recognition of a development milestone of $1.25 million for diquafosol tetrasodium from Santen in accordance with our development, license and supply agreement.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the year ended December 31, 2007 were approximately $3.1 million, as compared to none for the same period in 2006. Beginning in July 2007, we started receiving and processing orders for AzaSite as part of the initial stocking of the supply chain in preparation of the August 2007 launch. These initial orders were offered with special terms as stocking incentives for wholesalers. The special terms were only offered for a specified period of time of approximately one month prior to the August 13, 2007 launch of AzaSite. Sales with these special terms are being accounted for using the consignment model, which requires that we defer revenue until such time that the product is resold further into the supply chain or the product is no longer subject to the special terms. As of December 31, 2007, we had deferred AzaSite revenue, net of estimated rebates and discounts, of approximately $371,000. Sales made subsequent to this specified “launch” time period include return rights that are customary in the industry. For these orders, we are recording revenue at the date of shipment, when title and substantially all the risks and rewards of ownership has transferred to the customer.

Prior to the launch of AzaSite, we created a managed care group to establish relationships with wholesalers, commercial managed care organizations, state Medicaid agencies, and Medicare managed care organizations to secure access and reimbursement for AzaSite. We expect that we will continue to increase overall access and reimbursement as these organizations review AzaSite during the course of their normal review cycles. For the period from launch to December 31, 2007, there were approximately 30,000 prescriptions written for AzaSite, based on prescription data from IMS Health.

We expect that AzaSite will exhibit a slight seasonal trend similar to other products in the bacterial conjunctivitis market, with a slight decline in sales during the Summer months when children are typically out of school.

Product Co-Promotion

Co-promotion revenue from net sales of Restasis for the year ended December 31, 2007 was approximately $24.4 million, as compared to approximately $15.5 million for the same period in 2006, and approximately $6.5 million for the same period in 2005. The increase in 2007 co-promotion revenue for Restasis of approximately $8.9 million, or 57%, as compared to 2006, was primarily due to increased patient usage of Restasis, resulting in an increase of prescriptions year-over-year due to selling and promotion efforts, including Direct-To-Consumer (DTC) advertising; an annual price increase in the first quarter of 2007; and the final scheduled increase on the percentage of net sales of Restasis to which we were entitled. Restasis is currently the only approved prescription product indicated for dry eye disease. The increase in 2006 co-promotion revenue for Restasis of approximately $9.0 million, as compared to 2005, was primarily due to increased patient usage of Restasis, based on the increase of prescriptions year-over-year, a price increase during the first quarter of 2006, and to a lesser extent, an increase in the number of physicians prescribing Restasis. In addition, in April 2006 there was a scheduled increase of the percentage of net sales of Restasis to which we were entitled.

All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. However, less than 2% of our co-promotion revenue from Restasis is derived from sales of Restasis outside of the United States. Restasis, in terms of prescription volume, has grown significantly since it was first launched in April 2003. Total prescriptions, as reported by IMS Health, were approximately 3.4 million, 2.8 million and 2.1 million for the 12 months ended December 31, 2007, 2006 and 2005, respectively. This represents year-over-year prescription volume increases of 22%, 31% and 64% for the 12 months ended December 31, 2007, 2006 and 2005, respectively.

Our entitled percentage of net sales of Restasis increased a final time in April 2007. For the year ended December 31, 2007, co-promotion revenue from Restasis represented approximately 54% of our total co-promotion revenue, as compared to approximately 43% in 2006 and approximately 28% in 2005. We expect that this trend will continue in 2008 and future reporting periods. For the year ended December 31, 2007, Allergan recorded approximately $345 million of revenue from net sales of Restasis, as compared to approximately $270 million in 2006 and approximately $191 million in 2005.

Co-promotion revenue from net sales of Elestat for the year ended December 31, 2007 was approximately $21.1 million, as compared to approximately $20.3 million for the same period in 2006, and approximately $16.8 million for the same period in 2005. The 4% increase in 2007 co-promotion revenue for Elestat was primarily due to a reduction in rebates and discounts as a result of changes in Elestat coverage under governmental and commercial health plans, combined with a price increase for Elestat that became effective during the first quarter of 2007. These factors increased our average price per prescription in 2007 as compared to 2006. The increase in revenue was offset by a decline in market share for Elestat due to an increasingly competitive market environment as well as an overall decline in the allergic conjunctivitis market in terms of prescriptions. The increase in 2006 co-promotion revenue for Elestat of approximately $3.5 million, as compared to 2005, was primarily due to an increase in the market share of Elestat, a price increase for Elestat that became effective during the first quarter of 2006, as well as an overall increase in the U.S. allergic conjunctivitis market, defined by branded prescription, topically applied products to treat allergic conjunctivitis.

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

Competition from the introduction of a new branded product and a new generic caused a decline in 2007 market share for Elestat. Based upon national prescription data from IMS Health, for the year ended December 31, 2007, Elestat prescriptions represented approximately 9% of the total U.S. allergic conjunctivitis market, as compared to approximately 10% in 2006, and approximately 8% in 2005. Based on current trends in prescriptions for Elestat, we expect our 2008 market share to remain relatively constant with 2007. Based upon monthly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions, decreased approximately 3% for the year ended December 31, 2007 and increased approximately 5% and approximately 6% for the years ended December 31, 2006, and 2005, respectively, compared to the previous year.

In regards to co-promotion revenue from net sales of Elestat, we are entitled to an escalating percentage of net sales based upon predetermined calendar year net sales target levels. During a fiscal year, we recognize product co-promotion revenue associated with targeted net sales levels for Elestat achieved during that time period and defer revenue in excess of the sales level achieved. We achieved the annual 2007, 2006 and 2005 net sales target level for Elestat during the three month period ended June 30th in each of these fiscal years.

Since the beginning of 2006 when Medicare Part D became effective, there has been a decrease in prescriptions for Elestat reimbursed by state Medicaid programs which has been partially offset by an increase of prescriptions reimbursed under Medicare Part D plans and, to a lesser extent, commercial plans. This shift to Medicare Part D plans has resulted in reduced rebates compared to those under Medicaid programs. On an annual basis, Allergan negotiates for coverage under states’ Medicaid programs and coverage under commercial and Medicare programs. To date, the increasing competitive environment and price discounting has resulted in Elestat losing coverage under state Medicaid plans; however, the loss to our co-promotion revenue has been minimal due to the large price concessions associated with these particular plans. Future loss of coverage under additional states or commercial plans may have a negative impact on our co-promotion revenue.

The commercial marketing exclusivity period for Elestat provided under the Hatch-Waxman Act will expire on October 15, 2008, at which time competitors will be able to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict the time frame for FDA review of such applications, if any. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. Our ability to gain additional intellectual property protection related to Elestat has been, and continues to be, challenging. We cannot provide any assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act on October 15, 2008. If a generic form of Elestat is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease. Loss of our co-promotion revenue from Elestat will materially impact our results of operations and cash flows.

In March 2006, Santen completed its Phase 2 clinical trial testing of diquafosol tetrasodium in Japan, which entitled us to receive a milestone payment of $1.25 million. Santen is responsible for all development, regulatory submissions, filings and approvals, and the commercialization of potential products in Japan and nine other Asian countries. We could receive additional development milestone payments from Santen of up to $3.0 million, as well as royalties on net sales of diquafosol tetrasodium, if the product candidate is approved for commercialization in Santen’s licensed territories. In 2006, Santen began Phase 3 clinical trials in Japan for a multi-dose formulation of diquafosol tetrasodium, and in January 2008, announced that it plans to file an application for marketing approval with regulators in Japan during the July to September 2008 time frame.

Our future revenue will depend on various factors including the effectiveness of our commercialization of AzaSite and continued commercial success and duration of commercial exclusivity of Restasis and Elestat. In addition to the foregoing, pricing, rebates, discounts and returns for all products; the effect of competing products; coverage and reimbursement under commercial or government plans; and seasonality of sales of Elestat will impact future revenues. If Allergan significantly under-estimates or over-estimates rebate amounts, there could be a material effect on our revenue. In addition to the continuing sales of AzaSite, Restasis and Elestat, our future revenue will also depend on our ability to enter into additional collaboration agreements, and to achieve milestones under existing or future collaboration agreements, as well as whether we obtain regulatory approvals for our product candidates.

Cost of Sales

Cost of sales related to the sales of AzaSite, which was launched in August 2007, were approximately $1.6 million for the year ended December 31, 2007. Since AzaSite was launched in August 2007, we had no cost of sales in 2006 or 2005. Cost of sales expense consists of variable and fixed cost components. Variable cost components include the cost of AzaSite inventory sold, changes to our inventory reserve for overstocking or short-dated material, distribution, shipping and logistic service charges from our third-party logistics provider and royalties to InSite Vision on net sales of AzaSite. These variable cost components will increase or decrease depending on the volume of AzaSite sold. Fixed cost components are predominately the amortization of the $19.0 million approval milestone that we paid InSite Vision as part of our licensing agreement. Royalties owed to InSite Vision related to the deferred portion of sales of AzaSite have also been deferred and will be recognized as cost of sales as the revenue related to such sales is able to be recognized.

Certain costs included in cost of sales are subject to annual increases which are out of our control. For instance, our royalty rate to InSite Vision on net sales of AzaSite will increase from 20% to 25% in the fourth quarter of 2009. We expect that cost of sales will increase in relation to, but not proportionately to, the expected increases in revenue from sales of AzaSite.

Costs and Expenses

Research and Development Expenses

Research and development expenses were approximately $53.4 million for the year ended December 31, 2007, as compared to approximately $42.5 million in 2006 and approximately $23.6 million in 2005.

The increase in research and development expenses of approximately $10.9 million, or 26%, for the year ended December 31, 2007, as compared to 2006, was primarily due to approximately $14.6 million incurred related to AzaSite, which included a $13.0 million upfront licensing fee payment upon the execution of the agreement with InSite Vision in which we acquired the exclusive right to commercialize AzaSite in the United States and Canada. Research and development expenses associated with our other product candidates’ were approximately $38.8 million for the year ended December 31, 2007 and were primarily associated with advancing our programs for denufosol for cystic fibrosis, epinastine nasal spray for allergic rhinitis, glaucoma and Prolacria for dry eye disease. See Part I—Item 1. Business of this report for a detailed development status of these programs.

The increase in research and development expenses of approximately $19.0 million for the year ended December 31, 2006, as compared to 2005, was primarily due to the development activities associated with our epinastine nasal spray program for seasonal allergic rhinitis, including the payment of a $2.5 million up-front licensing fee and the initiation of Phase 2 clinical trials, the in-licensing of bilastine, for which we paid an upfront licensing fee of $7.0 million in November 2006, and performing preclinical research and filing an IND for INS115644 in our glaucoma program. In addition, we had increased costs associated with our denufosol for cystic fibrosis program, relating to the initiation of the Phase 3 TIGER-1 clinical trial, as well as increased costs related to our INS50589 antiplatelet program, which was subsequently discontinued in the third quarter of 2006. These cost increases were partially offset by decreased spending on our Prolacria program as we continued our discussions with the FDA regarding the future of this program and the discontinuation of certain other programs.

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

Our research and development expenses for the years ended December 31, 2007, 2006 and 2005 and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the years listed.

	(In thousands) Year ended December 31,						Cumulative from Inception to December 31, 2007%
	2007	%	2006	%	2005	%
AzaSite (1)	$14,598	27	$—	—	$—	—	$14,598	6
Denufosol tetrasodium for cystic fibrosis	13,599	26	10,316	24	9,223	39	46,147	17
Epinastine nasal spray for allergic rhinitis (2)	7,991	15	8,110	19	365	2	16,466	6
INS115644 for glaucoma and related research and development	5,235	10	3,539	8	334	1	9,340	3
Prolacria (diquafosol tetrasodium) for dry eye disease	4,181	8	1,431	3	1,961	8	43,319	16
Bilastine for seasonal allergic rhinitis (3)	1,313	3	7,139	17	—	—	8,452	3
INS50589 for use in acute cardiac care (4)	121	—	3,606	9	2,746	12	13,090	5
Denufosol tetrasodium for retinal disease (4)	98	—	1,258	3	1,465	6	9,203	4
Other research, preclinical and development costs (5)	6,255	11	7,138	17	7,472	32	107,589	40

Total	$53,391	100	$42,537	100	$23,566	100	$268,204	100

(1)	Includes a $13.0 million upfront licensing fee upon the signing of the license agreement with InSite Vision.
(2)	Expense in 2006 includes a $2.5 million upfront licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim.
(3)	Expense in 2006 includes a $7.0 million up-front licensing fee upon the signing of the license agreement with FAES. This license agreement was terminated by Inspire in January 2008.
(4)	Discontinued program as of December 31, 2006.
(5)	Other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs as well as costs of discontinued and/or inactive programs prior to January 1, 2006. These unallocated costs include personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $45.5 million for the year ended December 31, 2007, as compared to approximately $25.3 million in 2006 and approximately $23.2 million in 2005.

The increase in selling and marketing expenses of approximately $20.3 million, or 80%, for the year ended December 31, 2007, as compared to 2006, resulted from an overall increase in various expenses primarily associated with the launch activities related to AzaSite, including the expansion of our sales force and creation of our managed care group, as well as marketing and promotional activities. Additionally, we incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

The increase in selling and marketing expenses for the year December 31, 2006, as compared to 2005, resulted from an overall increase in promotional activities, primarily the increased costs associated with our sales force including increased salary, personnel related expenses and stock-based compensation expense.

Our commercial organization currently focuses its promotional efforts on approximately 12,000 select pediatricians, primary care physicians, eye care professionals and allergists for AzaSite, Restasis and Elestat. Our selling and marketing expenses include all direct costs associated with the commercial organization, which include our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, fleet management and travel. Our marketing and promotion expenses include product management, promotion, advertising, public relations, Phase 4 clinical trial costs, physician training and continuing medical education and administrative expenses. We adjust the timing, magnitude and targeting of our advertising, promotional, Phase 4 clinical trials and other commercial activities for our products based on seasonal trends and other factors, and accordingly, these costs can fluctuate from period to period.

We have started a variety of comprehensive Phase 4 programs related to AzaSite in order to obtain additional scientific data related to its pharmacokinetic profile, anti-microbial effects, anti-inflammatory effects, and safety and efficacy in other ocular conditions such as lid margin disease. The costs for these Phase 4 clinical trials will be reflected in our 2008 selling and marketing expenses and could fluctuate from period to period.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches, including the periods following our August 2007 launch of AzaSite. In addition, if we in-license or out-license rights to products, our selling and marketing expenses may fluctuate significantly from prior periods.

General and Administrative Expenses

General and administrative costs were approximately $14.0 million for the year ended December 31, 2007, as compared to approximately $15.9 million in 2006 and approximately $12.0 million in 2005.

The decrease in general and administrative expenses of approximately $1.9 million, or 12%, for the year ended December 31, 2007, as compared to 2006, was primarily due to lower legal and administrative expenses as a result of reduced legal defense activities associated with our stockholder litigation and SEC investigation, combined with reimbursement of certain legal costs covered under our insurance policies. Legal fees, excluding amounts reimbursed, were approximately $2.0 million for the year ended December 31, 2007, as compared to approximately $4.1 million in 2006. The decrease in legal costs was partially offset by a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

The increase in general and administrative expenses of approximately $3.9 million for the year ended December 31, 2006, as compared to 2005, was primarily due to significantly increased legal and administrative expenses associated with our stockholder litigation and SEC investigation and to a lesser extent increased salary and personnel related expenses, including stock-based compensation expense, business development activities and overall corporate growth. Legal fees were approximately $4.1 million for the year ended December 31, 2006, as compared to approximately $2.3 million in 2005.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Future general and administrative expenses will depend on the level of our future research and development and commercialization activities, as well as the level of legal and administrative expenses incurred to resolve our SEC investigation and stockholder litigation and the extent to which these legal expenses are reimbursed by insurance. (See “Litigation” and “SEC Investigation” described elsewhere in this report).

Other Income (Expense)

Other income, net was approximately $2.1 million for the year ended December 31, 2007, as compared to approximately $4.5 million in 2006 and approximately $3.7 million in 2005. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt and capital lease obligations.

The decrease in other income of approximately $2.4 million, or 53%, for the year ended December 31, 2007, as compared to 2006, was primarily due to an increase in interest expense of approximately $2.8 million, primarily associated with borrowing $20.0 million in December 2006 and additional borrowings of $40.0 million during 2007 under our term loan facility. The increase in 2006 other income, as compared to 2005, was primarily due to an increase in interest income resulting from a portfolio mix of higher yielding investments during 2006, and a general increase in the short-term interest rate environment. Future other income will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, including private sales of preferred stock and public offerings of common stock. We also currently receive co-promotion revenue from net sales of Restasis and Elestat, and began receiving product revenue from net sales of AzaSite in the third quarter of 2007. We do not expect our revenue to exceed our 2008 operating expenses.

At December 31, 2007, we had net working capital of approximately $107.7 million, an increase of approximately $18.0 million from approximately $89.7 million at December 31, 2006. The increase in working capital was principally due to net proceeds of $73.6 million from the sale of preferred stock to Warburg in July 2007 as well as net borrowings of $37.4 million from our term loan facility. These increases were offset by $32.0 million in milestone payments related to AzaSite, and funding of normal operating expenses associated with commercialization activities and the development of product candidates. Our principal sources of liquidity at December 31, 2007 were approximately $101.9 million in cash and cash equivalents and approximately $37.0 million in investments, which are considered available-for-sale.

On July 20, 2007, we completed a sale of preferred stock with Warburg pursuant to which we sold 140,186 shares of our Exchangeable Preferred Stock to Warburg at a price per share of $535.00, for gross proceeds of $75.0 million. The Exchangeable Preferred Stock was exchangeable for shares of common stock at a ratio of 1:100. We incurred approximately $1.4 million of issuance costs in connection with the sale of the Exchangeable Preferred Stock. On October 31, 2007, we held a special meeting of stockholders at which the proposed exchange of all outstanding Exchangeable Preferred Stock for shares of our common stock was approved, thereby authorizing the exchange of these preferred shares to 14,018,600 shares of common stock. Additionally, due to the exchange for common stock, there is no dividend obligation associated with the preferred stock. These newly issued shares of common stock are classified on our balance sheet as a component of stockholders’ equity. We filed a Form S-3 registration statement to register the shares, which was declared effective in January 2008.

The Exchangeable Preferred Stock was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” The difference between the effective conversion price per share of underlying common stock in the exchange provision and the market value per share of common stock as of the closing date of the Exchangeable Preferred Stock transaction resulted in the recording of an embedded contingent beneficial conversion feature, which is required to be treated as a non-cash deemed dividend to preferred stockholders. Upon the stockholders’ approval on October 31, 2007, the contingency was resolved and the Exchangeable Preferred Stock was immediately converted to common stock, resulting in full accretion of the beneficial conversion feature. The calculated value of the beneficial conversion feature was approximately $8.3 million and was credited to additional paid-in capital upon resolution of the contingency in the quarter ended December 31, 2007. Due to the absence of retained earnings, the accretion of the beneficial conversion feature was recorded as a debit to additional paid-in-capital.

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $57.4 million was outstanding as of December 31, 2007. The net borrowings bear interest at a weighted average rate of 7.8%. We make principal and interest payments on a monthly basis after a six month interest free period following each advance, and all loan advances made under the agreement have a final maturity date in March 2011. See “Note 7. Debt—Notes to Financial Statements” described below for further discussion regarding the term loan facility.

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

Our working capital requirements may fluctuate in future periods depending on many factors, including: the number, magnitude, scope and timing of our development programs; the commercial potential and success of our products; the costs related to the commercialization of AzaSite and our other products; the costs related to the potential FDA approval of our other product candidates; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the efficiency of manufacturing processes developed on our behalf by third parties; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue; the commercial potential of our product candidates; unreimbursed legal and administrative costs associated with resolving and satisfying any potential outcome of our stockholder litigation and SEC investigation; and any expansion of facility space.

2008 Financial Guidance

Based upon current AzaSite, Restasis and Elestat trends, we expect to record 2008 aggregate revenue in the range of $62-$76 million and expect 2008 total operating expenses to be in the range of $109-$129 million. Cost of sales, which includes the amortization of the AzaSite approval milestone and royalty obligations to InSite Vision, is expected to be in the range of $5-$8 million and is included as a component of total operating expenses. Total estimated selling and marketing and general and administrative expenses are estimated to be in the range of $50-$57 million and $14-$18 million, respectively. Research and development expenses associated with the further development of our product candidates are estimated to be in the range of $42-$54 million. Due to our planned promotional and commercialization efforts for Elestat and AzaSite as well as the timing of our anticipated development activities, we expect that our operating expenses will be greater in the first quarter of 2008 as compared to the remainder of the year. Included within our operating expenses guidance are projected stock-based compensation costs of approximately $5 million. This estimate is based on the unvested portion of stock options and restricted stock units outstanding as of December 31, 2007, our current stock price, and an anticipated level of share-based payments granted during 2008. Should our stock price or strategy change significantly from its current level or plan, and/or if our anticipated headcount or level of share-based payments changes, actual stock-based compensation expense could change significantly from this projection.

Our actual 2008 financial results will be highly dependent on the commercialization of AzaSite, as well as the clinical and regulatory developments and corporate plans for our denufosol, Prolacria, epinastine nasal spray, and glaucoma programs. Our ability to remain within our operating expense target range is subject to multiple factors including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates, unanticipated professional fees or settlements associated with our stockholder litigation or SEC investigation and other factors described under the Risk Factors located elsewhere in this report.

Cash utilization in 2008 is expected to be in the range of $50-$80 million and incorporates $14 million of principal repayment on our outstanding debt. Based on current operating plans, we expect our cash and investments to provide liquidity through 2009. Our liquidity needs will largely be determined by the commercial success of our products and key development and regulatory events. In order for us to continue operations substantially beyond 2009 we will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, which would trigger milestone payments to us, (3) out-license rights to certain of our product candidates, pursuant to which we would receive income, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) restructure operations. Additionally, we currently have the ability to sell approximately $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement which we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. At December 31, 2007, we were in compliance with all of the covenants under our loan and security agreement.

Contractual Obligations and Commitments

In the normal course of business, we enter into various agreements that create contractual obligations and commitments that may require future cash payments. Contractual obligations at December 31, 2007 included operating and capital leases of $5.0 million, long-term borrowings of $57.4 million, interest payments of $8.3 million, and purchase obligations and other commitments, as further described below.

As part of our drug development strategy, we outsource significant amounts of our preclinical and clinical programs and the manufacture of drug substance used in those programs. In addition, we have manufacturing, promotion and clinical responsibilities and activities associated with the commercialization of AzaSite. Based on these requirements and activities, we have entered into contractual commitments or purchase obligations with various clinical research organizations, promotion and advertising agencies, manufacturers of active pharmaceutical ingredients and drug product for clinical and commercial use as well as with others. These financial commitments, which totaled approximately $33.6 million as of December 31, 2007, are reflected as purchase obligations in the table below and include both cancelable and non-cancelable arrangements. Since many of these commitment amounts are dependent upon variable components of the agreements, actual payments and the timing of those payments may differ from management’s estimate.

The terms of our existing license, collaboration and sponsored research agreements may require that we make cash payments contingent upon the occurrence of certain future events. In the aggregate, these agreements may require payments of up to $31.3 million assuming the achievement of all development milestones and up to an additional $32.0 million assuming the achievement of all sales milestones. Amounts payable by us under these agreements are uncertain and are contingent on a number of factors, including the progress of our research, preclinical and development programs, our ability to obtain regulatory approvals, the commercial success of our approved products and future annual product sales levels.

If certain of our product candidates are approved by the FDA and are subsequently commercialized, we will be obligated to pay royalties on net sales of the commercialized products. See Part I—Item 1. Business—Collaborative Agreements of this report for a full discussion of our royalty obligations under our in-licensing agreement with Boehringer Ingelheim for our epinastine nasal spray product candidate. In addition, we are obligated to pay royalties to InSite Vision as part of our in-licensing agreement for AzaSite. Under the terms of the agreement, our obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not we will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the first of which commences on October 1, 2008.

We have also engaged legal counsel to represent us in our SEC investigation and stockholder litigation, but we are not contractually obligated to incur future costs under the applicable engagement letters. However, we do anticipate future unreimbursed costs to be incurred to retain counsel until these proceedings are resolved. Because of the nature of the situation, we are unable to estimate any future commitment in regards to these legal proceedings and have not included any committed costs in our projected contractual commitment disclosures.

The table below reflects contractual and potential obligations as of December 31, 2007, but does not reflect obligations entered into in 2008. Some of the figures we include in this table are based on management’s estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors as previously described. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table:

	(In thousands) Payment due by Period as of December 31, 2007
Contractual and Potential Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$267	$263	$4	$—	$—
Debt Obligations	57,434	13,834	38,365	5,235	—
Interest on Capital Lease and Debt Obligations	8,256	4,112	4,074	70	—
Operating Lease Obligations (1)	4,771	1,992	2,660	119	—
Purchase Obligations (2)	33,482	28,419	3,128	1,935	—
Minimum Annual License Payments	80	25	45	10	—
Development Milestone Obligations (3)(4)	31,250	2,000	15,750	6,500	7,000
Minimum Royalties and Sales Milestone Obligations (4)	97,000	—	14,000	37,000	46,000

Total	$232,540	$50,645	$78,026	$50,869	$53,000

(1)	Includes estimated payments of $2,077 for cancelable portion of fleet vehicles under a master lease agreement. See Note 12, “Commitments and Contingencies” for a full discussion.
(2)	Purchase obligations reflect all contractual obligations, including amounts that are cancelable, under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our Balance Sheet as of December 31, 2007.
(3)	Includes $1.9 million of “other long-term liabilities” as recorded on our Balance Sheet as of December 31, 2007.
(4)	Development and sales milestone obligations represent potential amounts payable by us contingent on a number of factors, including the progress of our research, preclinical and development programs, our ability to obtain regulatory approvals, and the commercial success of our approved products.

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

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s recommendation and granted our and the other defendants’ motion and dismissed the CAC with prejudice. On August 24, 2007, the plaintiffs filed an appeal to the United States Court of Appeals for the Fourth Circuit. Plaintiffs filed their opening appellate brief on November 19, 2007. We and the other defendants filed an opposition brief on January 18, 2008. Plaintiffs filed their reply on February 22, 2008. We will continue to defend the litigation vigorously.

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

The Wells Notices provide notification of the SEC staff's determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have since had further meetings with SEC staff and have provided and will be providing further written submissions to the SEC staff.

We cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made. Responding to this investigation will result in a diversion of management’s attention and resources and an increase in professional fees. There is no assurance that our insurance coverage, including directors and officers insurance, will be sufficient or that our insurance companies will cover all the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

Impact of Recently Issued Accounting Pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB No. 110, regarding the use of the “simplified” method, as prescribed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). Under SAB No. 107, the use of the simplified method was limited only through December 31, 2007. Per SAB No. 110, the staff indicated that it would continue to accept, under certain circumstances, if a company concludes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term, the use of the simplified method beyond December 31, 2007. We expect to utilize the simplified method to estimate expected term for options issued during 2008.

In November 2007, the EITF of the FASB reached consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF Issue No. 07-1. EITF Issue No. 07-1 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. EITF Issue No. 07-1 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-1 requires retrospective application to all periods. We are assessing the impact of EITF Issue No. 07-1 and expect no material impact to our financial statements upon adoption of this guidance.

In June 2007, the EITF of the FASB reached consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF Issue No. 07-3. EITF Issue No. 07-3 addresses the issue of when to record nonrefundable advance payments for goods or services that will be used or rendered for research and development activities as expenses. The EITF has concluded that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007. We are assessing the impact of EITF Issue No. 07-3 and expect no material impact to our financial statements upon adoption of this guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to measure any additional financial and non-financial assets or liabilities that are not already currently measured at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. In November 2007, the FASB elected to defer for one year the implementation of SFAS No. 157 for certain non-financial assets and liabilities. We are assessing the impact of adopting SFAS No. 157, but do not expect a material impact on the fair value measure of our financial and non-financial assets and liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our term loan facility.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including United States government and government agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. Our investment portfolio as of December 31, 2007 consisted solely of corporate notes and bonds and had an average maturity of less than 12 months, using the stated maturity or reset maturity dates associated with individual maturities as the basis for the calculation.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At December 31, 2007, our portfolio of available-for-sale investments consisted of approximately $28.1 million of investments maturing within one year and approximately $8.9 million of investments maturing after one year but within 36 months. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates.

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. In 2007, mortgage-backed securities referencing sub-prime consumer mortgages experienced a significant increase in default rates, resulting in devaluation of asset prices and reduction in market liquidity. We reduced our exposure to such additional market risk and associated credit risk by eliminating our investments in mortgage-backed and auction rate securities during 2007.

Our risk associated with fluctuating interest expense is limited to future capital leases and other short-term debt obligations we may incur in our normal operations. The interest rates on our long-term debt borrowings under the term loan facility are fixed and as a result, interest due on borrowings are not impacted by changes in market-based interest rates. However, assuming other factors are held constant, an increase in interest rates from the fixed rate on our debt generally results in a decrease in the fair value of our long-term debt, and a decrease in interest rates generally results in an increase in the fair value of our long-term debt. However, neither an increase nor a decrease in interest rates will impact the carrying value of the long-term debt. As of December 31, 2007, the fair value of our long-term debt borrowings approximate their carrying value of $57.7 million.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. valued at $200,000 as of December 31, 2007. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company. We have established policies and procedures for market risk assessment, including a foreign currency-hedging program. As of December 31, 2007, we did not have any material foreign currency hedges.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. The design, monitoring and revision of the system of internal accounting controls involves, among other items, management’s judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the control system is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal accounting controls is periodically reviewed and modified in response to changing conditions. Internal audit consultants regularly monitor the adequacy and effectiveness of internal accounting controls. In addition to the system of internal accounting controls, management maintains corporate policy guidelines that help monitor proper overall business conduct, possible conflicts of interest, compliance with laws and confidentiality of proprietary information. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2007.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	8,462,737	$9.01	4,286,701
Equity compensation plans not approved by security holders	0	0	0

Total	8,462,737	$9.01	4,286,701

The additional information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedule:

Schedule of Valuation and Qualifying Accounts

(in thousands)

		Additions
	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Allowance		Ending Balance
Year ended December 31, 2005	—	—	—	—		—
Allowance for rebates, chargebacks and other sales incentives	—	—	—	—		—
Allowance for uncollectible accounts	—	—	—	—		—
Inventory allowance	—	—	—	—		—
Allowance for returns	—	—	—	—		—
Valuation allowance for income taxes	$74,867	$15,964	—	—		$90,831

Year ended December 31, 2006
Allowance for rebates, chargebacks and other sales incentives	—	—	—	—		—
Allowance for uncollectible accounts	—	—	—	—		—
Inventory allowance	—	—	—	—		—
Allowance for returns	—	—	—	—		—
Valuation allowance for income taxes	$90,831	$19,177	—	—		$110,008

Year ended December 31, 2007
Allowance for rebates, chargebacks and other sales incentives	—	$366	$58	$(189)		$235
Allowance for uncollectible accounts	—	$10	—	—		$10
Inventory allowance	—	$125	—	—		$125
Allowance for returns	—	$105	$13	$(23)		$95
Valuation allowance for income taxes	$110,008	$27,201	—	$(4,000	)(1)	$133,209

(1)	Deduction as a result of implementing FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

All other schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3. Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

3.4	Certificate of Retirement of Series A Exchangeable Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

4.2	Rights Agreement, dated as of October 21, 2002, between the Company and Computershare Trust Company, which includes the form of Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. as Exhibit “A”, the form of Rights Certificate as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock as Exhibit “C” (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2002).

4.3	Registration Rights Agreement, dated July 20, 2007, by and between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.4	First Amendment to Rights Agreement, dated July 17, 2007, by and between Inspire Pharmaceuticals, Inc. and Computershare Trust Company (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.5	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.6	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1†	Inspire Pharmaceuticals, Inc. Amended and Restated 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.2†	Form of Incentive Stock Option (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.3†	Form of Non-statutory Stock Option (Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.4*	Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998 (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

Exhibit Number	Description
10.5†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000 (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.6†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000 (Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.7†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000 (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.8†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Bennett dated February 27, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001).

10.9†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001).

10.10*	License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2001).

10.11*	Study Funding Agreement, dated as of October 3, 2002, between Inspire Pharmaceuticals, Inc. and The Cystic Fibrosis Foundation Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2002).

10.12†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.13†	Form of Inspire Pharmaceuticals, Inc. Director Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.14*	First Amendment to License, Development and Marketing Agreement, dated December 8, 2003, between Inspire Pharmaceuticals, Inc. and Allergan, Inc. and Allergan Sales, LLC and Allergan Pharmaceuticals Holdings (Ireland) Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

10.15*	Elestat (Epinastine) Co-Promotion Agreement, entered into as of December 8, 2003, by and between Allergan Sales, LLC and Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2004).

10.16†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II, dated May 16, 2003 (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.17	Master Lease Agreement between GE Capital Fleet Services and Inspire Pharmaceuticals, Inc., dated as of November 18, 2003, and related documentation (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.18	Master Security Agreement between General Electric Capital Corporation and Inspire Pharmaceuticals, Inc., dated as of November 12, 2003, and related documentation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

Exhibit Number	Description
10.19†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between the Company and R. Kim Brazzell, dated August 5, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.20†	Amended and Restated Director Compensation Policy (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.21*	Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and the Wisconsin Alumni Research Foundation, effective November 2, 2004 (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.22†	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.23†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.24†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Donald J. Kellerman (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.25†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Joseph K. Schachle (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.26†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.27†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.28†	Agreement regarding change in control, dated as of August 2, 2004, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.29†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.30†	Inspire Pharmaceuticals, Inc. 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.31†	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.32†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.33†	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.34†	Form of Stock Appreciation Right Grant Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.35†	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

Exhibit Number	Description
10.36†	Agreement regarding change in control, dated as of March 2, 2006, by and between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006).

10.37*	Development and License Agreement between Inspire Pharmaceuticals, Inc. and Boehringer Ingelheim International GmbH, effective February 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006)

10.38†	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.39	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center I building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

10.40	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center II building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

10.41†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi, dated May 10, 2005 (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 16, 2007).

10.42*	License Agreement by and between Inspire Pharmaceuticals, Inc. and FAES Farma, S.A, dated as of October 31, 2006 (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 16, 2007).

10.43	Loan and Security Agreement, dated as of December 22, 2006, among Inspire Pharmaceuticals, Inc., Merrill Lynch Capital and Silicon Valley Bank (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on March 16, 2007).

10.44*	License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.45*	Supply Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.46	Trademark License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.47	Side Letter by and between Inspire Pharmaceuticals, Inc., InSite Vision Incorporated and Pfizer Inc., dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.48†	Amended and Restated Directors Compensation Policy (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.49†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.50†	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

Exhibit Number	Description
10.51†	Executive Officer Annual Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007).

10.52	Securities Purchase Agreement, dated July 17, 2007, by and between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.53	Standstill Agreement, dated July 20, 2007, among Inspire Pharmaceuticals, Inc., Warburg Pincus Private Equity IX, L.P., Warburg Pincus IX, LLC, Warburg Pincus Partners, LLC and Warburg Pincus & Co. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.54*	Letter Amendment to License Agreement by and between Inspire Pharmaceuticals, Inc. and FAES Farma, S.A., dated as of June 19, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.55	First Amendment to Loan and Security Agreement by and among Merrill Lynch Capital, Silicon Valley Bank, and Inspire Pharmaceuticals, Inc., dated as of June 27, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.56†	Amended and Restated 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.57*	Manufacturing Services Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.58†	Amendment of Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.59†	Termination of Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.60**	Clinical Services Agreement, dated October 15, 2007, by and between Inspire Pharmaceuticals, Inc. and Ophthalmic Research Associates, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.
**	Confidential treatment has been requested with respect to a portion of this Exhibit.
†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

By:	/s/ CHRISTY L. SHAFFER
Christy L. Shaffer President & Chief Executive Officer and Director

Date: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTY L. SHAFFER Christy L. Shaffer	President & Chief Executive Officer (principal executive officer) and Director	March 14, 2008

/s/ THOMAS R. STAAB, II Thomas R. Staab, II	Chief Financial Officer & Treasurer (principal financial officer and principal accounting officer)	March 14, 2008

/s/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Chairman of the Board of Directors	March 14, 2008

/s/ KIP A. FREY Kip A. Frey	Director	March 14, 2008

/s/ NANCY J. HUTSON Nancy J. Hutson	Director	March 14, 2008

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 14, 2008

/s/ RICHARD S. KENT Richard S. Kent	Director	March 14, 2008

/s/ WILLIAM R. RINGO, JR. William R. Ringo, Jr.	Director	March 14, 2008

INSPIRE PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  of Inspire Pharmaceuticals, Inc.

In our opinion, the financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Inspire Pharmaceuticals, Inc. at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 and Note 10 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 14, 2008

INSPIRE PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$101,892	$50,190
Investments	28,129	45,377
Trade receivables, net	12,974	8,245
Prepaid expenses and other receivables	4,617	3,530
Inventories, net	1,280	—
Other assets	614	404

Total current assets	149,506	107,746

Property and equipment, net	2,826	1,754
Investments	9,703	6,714
Intangibles, net	17,937	—
Other assets	531	485

Total assets	$180,503	$116,699

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,592	$6,297
Accrued expenses	13,795	8,359
Deferred revenue	371	—
Short-term debt and capital leases	14,097	3,435

Total current liabilities	41,855	18,091

Long-term debt and capital leases	43,604	17,922
Other long-term liabilities	3,351	2,315

Total liabilities	88,810	38,328

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 and 2,000 shares authorized, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 56,501 and 42,238 shares issued and outstanding, respectively	57	42
Additional paid-in capital	400,460	323,606
Accumulated other comprehensive income/(loss)	41	(152)
Accumulated deficit	(308,865)	(245,125)

Total stockholders’ equity	91,693	78,371

Total liabilities and stockholders’ equity	$180,503	$116,699

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Product sales, net	$3,142	$—	$—
Product co-promotion	45,523	35,809	23,266
Collaborative research and development	—	1,250	—

Total revenue	48,665	37,059	23,266

Operating expenses:
Cost of sales	1,622	—	—
Research and development	53,391	42,537	23,566
Selling and marketing	45,543	25,265	23,223
General and administrative	13,986	15,880	12,004

Total operating expenses	114,542	83,682	58,793

Loss from operations	(65,877)	(46,623)	(35,527)

Other income (expense):
Interest income	5,082	4,702	4,343
Interest expense	(2,919)	(165)	(147)
Loss on investments	(26)	(29)	(516)

Other income, net	2,137	4,508	3,680

Net loss	$(63,740)	$(42,115)	$(31,847)

Non-cash deemed dividend related to beneficial conversion feature of exchangeable preferred stock	(8,285)	—	—

Net loss attributable to common stockholders	$(72,025)	$(42,115)	$(31,847)

Basic and diluted net loss per common share	$(1.61)	$(1.00)	$(0.76)

Weighted average common shares used in computing basic and diluted net loss per common share	44,763	42,227	42,101

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(63,740)	$(42,115)	$(31,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,781	213	207
Depreciation of property and equipment	891	1,277	1,126
Loss on disposal of property and equipment	7	3	18
Loss on investments	26	29	516
Stock-based compensation expense	2,998	1,547	—
Allowance for doubtful accounts	10	—	—
Inventory reserve	125	—	—
Changes in operating assets and liabilities:
Trade receivables	(4,739)	(3,347)	(1,397)
Prepaid expenses and other receivables	(765)	(1,098)	(516)
Inventories	(1,405)	—	—
Other assets	—	10	(14)
Accounts payable	7,221	2,837	(907)
Accrued expenses and other liabilities	5,350	1,369	(945)
Deferred revenue	371	—	—

Net cash used in operating activities	(51,867)	(39,275)	(33,759)

Cash flows from investing activities:
Purchase of investments	(59,975)	(49,789)	(158,609)
Proceeds from sale of investments	74,501	55,149	157,407
Approval milestone payment	(19,000)	—	—
Restricted cash transfer	(100)	—	—
Purchase of property and equipment	(1,970)	(854)	(648)
Proceeds from sale of property and equipment	—	1	1

Net cash (used in)/provided by investing activities	(6,544)	4,507	(1,849)

Cash flows from financing activities:
Proceeds from long-term debt	40,000	20,000	—
Proceeds from short-term debt	—	781	—
Proceeds from issuance of exchangeable preferred stock, net	73,605	—	—
Issuance of common stock, net	266	75	795
Debt issuance cost	(100)	(100)	—
Payments on notes payable and capital lease obligations	(3,656)	(816)	(489)

Net cash provided by financing activities	110,115	19,940	306

Increase/(decrease) in cash and cash equivalents	51,702	(14,828)	(35,302)
Cash and cash equivalents, beginning of year	50,190	65,018	100,320

Cash and cash equivalents, end of year	$101,892	$50,190	$65,018

Supplemental disclosure of non-cash investing and financing activities:
Cash paid for interest	$2,255	$215	$145
Conversion of exchangeable preferred stock to common stock	$73,605	$—	$—

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2004	41,845	$42	$321,189	$(470)	$(171,163)	$149,598
Issuance of common stock	366	—	795	—	—	795
Unrealized gain on investments	—	—	—	143	—	143
Net loss	—	—	—	—	(31,847)	(31,847)

Balance at December 31, 2005	42,211	42	321,984	(327)	(203,010)	118,689
Issuance of common stock	27	—	75	—	—	75
Unrealized gain on investments	—	—	—	175	—	175
Stock-based compensation	—	—	1,547	—	—	1,547
Net loss	—	—	—	—	(42,115)	(42,115)

Balance at December 31, 2006	42,238	42	323,606	(152)	(245,125)	78,371
Issuance of common stock	244	1	265	—	—	266
Conversion of Series A Exchangeable Preferred Stock to common stock	14,019	14	73,591	—	—	73,605
Recording of beneficial conversion feature related to the exchange of Series A Exchangeable Preferred Stock	—	—	8,285	—	—	8,285
Accretion of beneficial conversion feature	—	—	(8,285)	—	—	(8,285)
Unrealized gain on investments	—	—	—	193	—	193
Stock-based compensation	—	—	2,998	—	—	2,998
Net loss	—	—	—	—	(63,740)	(63,740)

Balance at December 31, 2007	56,501	$57	$400,460	$41	$(308,865)	$91,693

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

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through 2009. The Company’s liquidity needs will largely be determined by the commercial success of its products and key development and regulatory events. In order to continue its operations substantially beyond 2009 it will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, which would trigger milestone payments to the Company, (3) out-license rights to certain of its product candidates, pursuant to which the Company would receive income, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) restructure operations. The Company currently receives revenue from sales of AzaSite (azithromycin ophthalmic solution) 1% and its co-promotion of Restasis® (cyclosporine ophthalmic emulsion) 0.05% and Elestat® (epinastine HCl ophthalmic solution) 0.05%. The Company will continue to incur operating losses until product and co-promotion revenues reach a level sufficient to support ongoing operations. AzaSite is a trademark owned by InSite Vision Incorporated (“InSite Vision”). Restasis and Elestat are trademarks owned by Allergan, Inc. (“Allergan”).

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

Trade Receivables

The Company’s trade receivables consist of co-promotion revenue from sales of Restasis and Elestat earned from Allergan and product revenue from sales of AzaSite. The Company is required to estimate the amount of trade receivables which ultimately will be uncollectible. The Company calculates an estimate of uncollectible accounts based on a review of specific customer balances, as well as a consideration of other industry and economic environment factors.

Investments

The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Investments in marketable debt securities may consist of United States government and government agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. Investments with original maturities at date

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. The Company may invest in auction rate securities which have long-term stated maturities of 20 to 30 years. However, these securities have characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate these securities through a Dutch auction process that occurs on predetermined intervals of 90 days or less. Accordingly, the Company classifies auction rate securities with these maturity re-set dates within 12 months of the balance sheet date as short-term as this corresponds to management’s intention and the liquid nature of these securities. Generally, investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. Investments in marketable debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the investment would be written down to fair value and the write-down would be included in the Company’s operating results. The Company’s investment policy requires it to purchase high-quality marketable securities with a maximum individual maturity of three years and requires an average portfolio maturity of no more than one year.

The Company has an equity investment in Parion Sciences, Inc., a non-public entity for which its fair value is not readily determinable. For this investment in which the Company does not have significant influence and owns less than 5%, the investment is carried at cost and is subject to a write-down for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2007, 2006 and 2005, this investment’s recorded value was $200.

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

Restricted Deposits

Restricted deposits consist of cash and cash equivalents which collateralize letters of credit that are required under the terms of certain agreements to which the Company is involved. Restricted deposits are classified as current or long-term based upon the expected release date of such restriction. The carrying amount of these restricted deposits approximates fair value. At December 31, 2007 and 2006, the Company had $615 and $515, respectively, of restricted deposits recorded as long-term investments.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone to InSite Vision. The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of December 31, 2007, the Company had $1,063 in accumulated amortization related to this milestone.

The carrying value of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of intangible assets based on an analysis of undiscounted cash flows over the remaining amortization period. If the review indicates that carrying values may not be recoverable, the Company will reduce the carrying values to the estimated fair value.

Other Assets

During December 2003, the Company recorded a deferred charge associated with an up-front milestone payment made in conjunction with the co-promotion agreement for Elestat executed in December 2003. At December 31, 2006, the Company had $379 of deferred charges associated with the up-front milestone. This asset was fully amortized during 2007.

In addition, in December 2006 the Company entered into a loan and security agreement and received an initial loan advance of $20,000. In 2007, the Company amended the loan and security agreement and received additional loan advances totaling $40,000. Expenses associated with entering into the loan agreements, including commitment fees, totaled $1,400 and have been classified as deferred financing costs. At December 31, 2007 and 2006, the Company had $1,055 and $494, respectively, in deferred financing costs that are being amortized to interest expense over the term of each of the loans, which mature in March 2011, using the effective interest rate method.

Revenue Recognition

The Company records all of its revenue from (1) sales of AzaSite; (2) product co-promotion activities; and (3) collaborative research agreements in accordance with the Security and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” (“SAB No. 104”). SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectability is reasonably assured.

Product Revenues

The Company recognizes revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, the Company sells AzaSite to wholesalers and

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

distributors, who, in turn, sell to pharmacies and Federal, State and commercial healthcare organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force (“EITF”), Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. For the year ended December 31, 2007, the Company reserved approximately $424 for sales incentives, which reduced AzaSite product sales revenue.

In addition to SAB No. 104, the Company’s ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”), as issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Customers will be able to return short-dated or expired AzaSite that meet the guidelines set forth in the Company’s return goods policy. The Company’s return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, the Company is required to estimate the level of sales that will ultimately be returned pursuant to its return policy and to record a related reserve at the time of sale. These amounts are deducted from the Company’s gross sales of AzaSite in determining its net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and the Company’s own historical experience with AzaSite. The Company also considers other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. For the year ended December 31, 2007, the Company reserved approximately $118 for potential returns of AzaSite, which reduced AzaSite product sales revenue.

Immediately preceding the launch of AzaSite, the Company offered wholesalers stocking incentives that allowed for extended payment terms, product discounts, and guaranteed sale provisions (collectively, “special terms”). These special terms were only offered during a specified time period of approximately one month prior to the August 13, 2007 launch of AzaSite. Any sales of AzaSite made under these special term provisions were accounted for using a consignment model since substantially all the risks and rewards of ownership did not transfer upon shipment. Under the consignment model, the Company did not recognize revenue upon shipment of AzaSite purchased with the special terms, but recorded deferred revenue at gross invoice sales price, less all appropriate discounts and rebates, and accounted for AzaSite inventory held by the wholesalers as consignment inventory. The Company recognized the revenue from these sales with special terms at the earlier of when the

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

inventory of AzaSite held by the wholesalers was sold through to the wholesalers’ customers or when such inventory of AzaSite was no longer subject to these special terms. At December 31, 2007, the Company had net deferred revenue of $371 related to sales of AzaSite considered consignment. All sales subsequent to this specified “launch” time period include return rights and pricing terms that are customary in the industry.

The Company utilizes data from external sources to help it estimate its gross to net sales adjustments as they relate to the sales incentives and recognition of revenue for AzaSite sold under the special term provisions. External sourced data includes, but is not limited to, information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers as well as data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. The Company also utilizes this data to help estimate and identify prescription trends and patient demand, as well as product levels in the supply chain.

Product Co-promotion Revenues

The Company recognizes co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. The Company actively promotes both Restasis and Elestat through its commercial organization and shares in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, the Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s net sales for both Restasis and Elestat, reported to Inspire by Allergan, as co-promotion revenue. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. For fiscal years 2007, 2006 and 2005, the amount of rebates associated with the Company’s incentive programs in each year was less than one-half of one percent of co-promotion revenues. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not satisfied, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. The Company achieved its annual 2007 net sales target level during the three-month period ended June 30, 2007.

Collaborative Research and Development Revenues

The Company recognizes revenue under its collaborative research and development agreements when it has performed services under such agreements or when the Company or its collaborative partner have met a

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

contractual milestone triggering a payment to the Company. The Company recognizes revenue from its research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by the Company’s management and the progress towards agreed upon development events as set forth in the collaborative agreements. These estimates are subject to revision as the Company’s development efforts progress and it gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by its collaborative partners or the Company. This collaborative research revenue is recognized upon the achievement and acknowledgement of the Company’s collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, the Company’s revenue recognized under its collaborative research and development agreements may fluctuate significantly from period to period. In the year ended December 31, 2006, the Company recognized $1,250 of collaborative research revenue. No collaborative research revenue was recognized for the years ended December 31, 2007 or 2005.

Research and Development

Research and development expenses include all direct costs and indirect development costs related to the development of the Company’s portfolio of product candidates. These expenses include: salaries for research and development personnel, consulting fees, clinical trial costs, sponsored research costs, clinical trial insurance, up-front license fees, milestone and royalty payments relating to research and development, and other fees and costs related to the development of product candidates. These costs have been charged to operating expense as incurred. License milestone payments to the Company’s licensors are recognized as expense when the underlying requirement is met or service has been provided.

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. As of January 1, 2007, the Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance against all potential tax assets due to uncertainties in the Company’s ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the years ended December 31, 2007 and 2006 includes (i) expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”); and (ii) expense for all share-based payments granted after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes these compensation costs net of an expected forfeiture rate and recognizes the compensation costs on a straight-line basis for only those shares expected to vest over the requisite service period of the award, which is generally three to five years. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 9 to the Financial Statements for a further discussion on stock-based compensation.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 does not include 457, 482 and 695, respectively, of potential common shares, as their impact would be antidilutive.

Comprehensive Loss

Accumulated other comprehensive income/(loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. At December 31, 2007, the Company had $41 of unrealized gain on its investments. At December 31, 2006 and 2005, the Company had $152 and $327 of unrealized loss on its investments, respectively.

Comprehensive loss consists of the following components for the years ended December 31,:

	2007	2006	2005
Net loss	$(63,740)	$(42,115)	$(31,847)
Adjustment for realized losses in net loss	26	29	516
Change in unrealized gain/(losses) on investments	167	146	(373)

Total comprehensive loss	$(63,547)	$(41,940)	$(31,704)

Advertising

The Company engages in general and direct-response advertising when promoting and marketing AzaSite and Elestat. These advertising costs are expensed as the costs are incurred. Advertising and product promotion expenses were $11,541, $4,433 and $4,748 for the years ended December 31, 2007, 2006 and 2005, respectively.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 80% of all AzaSite product sales in 2007. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Restasis and Elestat under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the balance sheet. Management of the Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company currently maintains a portfolio of investments with an average maturity of 12 months or less at December 31, 2007. Due to the increased credit risk and uncertainty associated with sub-prime mortgages and related securities occurring in 2007, the Company had no remaining mortgage-backed and auction rate securities in its investment portfolio as of December 31, 2007. The Company has no foreign cash or investments and maintains all of its cash deposits in financial institutions in the United States.

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for its commercial products and product candidates. Allergan is responsible for the manufacturing of both Restasis and Elestat and relies on single source manufacturers for the active pharmaceutical ingredients in both products, which are co-promoted by the Company. The Company relies on InSite Vision for supply of the active pharmaceutical ingredient for AzaSite, which InSite Vision obtains from a single source manufacturer. The Company is responsible for the remaining finished product manufacturing of AzaSite, for which it relies on a single source manufacturer. Additionally, the Company relies upon a single third party to provide distribution services for AzaSite. Accordingly, delays in the manufacture or distribution of any product or manufacture of any product candidate could adversely impact the marketing of the Company’s products or the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacturing or the overall product supply chain of Restasis and Elestat.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”) regarding the use of the “simplified” method, as prescribed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). Under SAB No. 107, the use of the simplified method was limited only through December 31, 2007. Per SAB No. 110, the staff indicated that it would continue to accept, under certain circumstances, if a company concludes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term, the use of the simplified

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

method beyond December 31, 2007. The Company expects to utilize the simplified method to estimate expected term for options issued during 2008.

In November 2007, the EITF of the FASB reached consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF Issue No. 07-1”). EITF Issue No. 07-1 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. EITF Issue No. 07-1 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-1 requires retrospective application to all periods. The Company is assessing the impact of EITF Issue No. 07-1 and expects no material impact to its financial statements upon adoption of this guidance.

In June 2007, the EITF of the FASB reached consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”). EITF Issue No. 07-3 addresses the issue of when to record nonrefundable advance payments for goods or services that will be used or rendered for research and development activities as expenses. The EITF has concluded that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is assessing the impact of EITF Issue No. 07-3 and expects no material impact to its financial statements upon adoption of this guidance.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to measure any additional financial and non-financial assets or liabilities that are not already currently measured at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. In November 2007, the FASB elected to defer for one year the implementation of SFAS No. 157 for certain non-financial assets and liabilities. The Company is assessing the impact of adopting SFAS No. 157, but does not expect a material impact on the fair value measure of its financial and non-financial assets and liabilities.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

3. Inventories

The Company’s inventories are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. As of December 31, 2007, the Company’s inventories consisted of the following:

Consignment inventory at wholesalers	$14
Finished Goods	669
Raw Materials	533
Work-in-Process	189

Total Inventories	$1,405
Less Reserve	(125)

Total Inventories, net	$1,280

4. Investments

A summary of the fair market value of investments by classification is as follows:

	December 31,
	2007	2006
Available-for-sale securities	$37,017	$51,376
Restricted deposits	615	515
Preferred stock	200	200

	$37,832	$52,091

The following is a summary of the Company’s marketable debt securities which are classified as available-for-sale:

	December 31, 2007
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$36,982	$63	$(28)	$37,017

Total	$36,982	$63	$(28)	$37,017

	December 31, 2006
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$11,767	$1	$(54)	$11,714
U.S. Government and agencies	20,236	—	(99)	20,137
Auction rate securities	19,525	—	—	19,525

Total	$51,528	$1	$(153)	$51,376

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Maturities of marketable debt securities at fair market value are as follows:

	December 31,
	2007	2006
Less than one year	$28,129	$45,377
Greater than one year	8,888	5,999

	$37,017	$51,376

The following table shows the gross unrealized losses and fair value of the Company’s marketable debt securities with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	December 31, 2007
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,999	$1	$5,281	$27	$7,279	$28

Total	$1,999	$1	$5,281	$27	$7,279	$28

	December 31, 2006
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,981	$—	$7,138	$54	$9,119	$54
U.S. Government and agencies	6,831	6	11,511	93	18,342	99

Total	$8,812	$6	$18,649	$147	$27,461	$153

The unrealized losses on the Company’s investments in corporate bonds as of December 31, 2007 and 2006, are primarily due to an increase in interest rates and to a lesser extent, changes in credit ratings. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The unrealized losses on the Company’s investments in U.S. Treasury obligations and direct obligations of U.S. Government agencies as of December 31, 2006, were caused by an increase in interest rates since acquisition. Because the Company has the ability and intent to hold its investments until a recovery of fair value, which may be at maturity, the Company does not consider its investments to be other-than-temporarily impaired at December 31, 2007. Gross realized losses, including impairments, on the Company’s available-for-sale securities were $26, $29 and $516 for the years ended December 31, 2007, 2006 and 2005, respectively.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

5. Property and Equipment

Property and equipment consist of the following:

	Useful Life (Years)	December 31,
		2007	2006
Equipment	5	$5,588	$4,631
Leasehold improvements	Lesser of lease term or 5 years	2,102	1,584
Computer hardware	3	1,131	1,120
Software	5	1,010	904
Furniture and fixtures	7	896	808

		10,727	9,047
Less accumulated depreciation		(7,901)	(7,293)

Property and equipment, net		$2,826	$1,754

The Company leases certain assets under capital lease agreements. The net book value of assets under capital leases at December 31, 2007 and 2006 was approximately $98 and $407, respectively. Accumulated amortization for assets under capital leases at December 31, 2007 and 2006 was $2,044 and 1,799, respectively.

6. Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2007	2006
Compensation and benefits	$6,009	$4,607
Development costs	3,867	2,303
Selling and marketing costs	1,461	314
Professional fees	436	605
Duties and taxes	256	208
Accrued interest	359	42
Allowances for discounts, rebates, chargebacks and returns	330	—
Other	1,077	280

	$13,795	$8,359

The carrying value of accrued expenses approximates fair value due to their short-term settlement.

7. Debt

In December 2006, the Company entered into a loan and security agreement with two participating financial institutions, which provided a term loan facility to the Company in an aggregate amount of $40,000. Any borrowings under the loan agreement are collateralized by substantially all of the Company’s assets, with the exception of its intellectual property but including all accounts, license and royalty fees and other revenues and proceeds arising from its intellectual property. In addition, the Company established and maintains its primary depository accounts and security accounts with one of the participating financial institutions and will keep a certain percentage of its cash and investments within these accounts depending upon its total cash and investment

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

balances. In June 2007, the Company amended the loan and security agreement with the two participating financial institutions to enable the Company to draw upon a new supplemental term loan facility in the amount $20,000, effectively increasing the total term loan facility to $60,000.

An initial term loan advance of $20,000 was made to the Company in December 2006. During 2007, the Company borrowed the remaining $40,000 available under the term loan facility. The interest rates associated with each of the borrowings under the facility range from approximately 7.6% to 8.0%.

The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011. Interest accrues on the unpaid principal amount of each loan advance at a per annum rate equal to the five-year U.S Treasury note yield plus a predetermined percentage at the time each advance is made. Repayment of each advance will be made according to a schedule of six monthly installments of interest-only followed by equal monthly installments of principal and interest until the maturity date. During the term of the loan and security agreement, the Company is required to maintain minimum liquidity levels at a ratio of 1:1.35 based on the balance of the outstanding advances of the first $40,000 under the original term loan facility. There is no minimum liquidity requirement on the $20,000 borrowed under the supplemental term loan facility. In addition to maintaining other covenants within the agreement, the Company may not enter into certain transactions such as a merger, acquisition, additional indebtedness or dispose of certain assets of the business as defined in the agreement without written approval of the lenders. The Company has the right to prepay the principal of any advance in minimum incremental amounts of $1,000. Any prepayment of borrowings made under the original term loan facility are not subject to a penalty; however, any prepayments of borrowings made under the new supplemental term loan facility are subject to a 2% penalty, if prepaid within the first two years. All repayments of principal by the Company are subject to a final payment equal to 2% of the principal amount being repaid. Amounts cannot be reborrowed by the Company once repaid.

As of December 31, 2007, the Company had net borrowings of $57,434 under the loan and security agreement that bears interest at a weighted average rate of 7.8%. The carrying amount of total debt as of December 31, 2007 approximates its fair value based on prevailing interest rates as of the balance sheet date. Scheduled maturities, representing principal repayments, of the term loan facility are as follows:

Term-Loan Maturities
2008	13,834
2009	18,425
2010	19,940
2011	5,235

Total	$57,434

8. Stockholders’ Equity

Sales of Common Stock

In July 2007, the Company sold approximately 140 shares of its Series A Exchangeable Preferred Stock, par value $0.001 per share (the “Exchangeable Preferred Stock”), to Warburg Pincus Private Equity IX, L.P. (“Warburg”) at a price per share of $535.00, for aggregate gross proceeds of $75,000 under a Securities Purchase Agreement. The purchase price was based on a $5.35 per share value for the Company’s common stock, par value $0.001 per share. The Company incurred issuance costs of approximately $1,395 in connection with the sale of the Exchangeable Preferred Stock. The Exchangeable Preferred Stock was exchangeable for shares of

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

common stock at a ratio of 1:100. In October 2007, the Company held a special meeting of stockholders at which the proposed exchange of all outstanding Exchangeable Preferred Stock for shares of the Company’s common stock was approved by the Company’s stockholders. The total number of shares of common stock issued in the exchange was 14,019. Subsequent to the exchange, the Company retired the 140 shares of the Exchangeable Preferred Stock, reducing total authorized shares of preferred stock available for issuance to 1,860.

The Exchangeable Preferred Stock was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments.” The difference between the effective conversion price per share of underlying common stock in the exchange provision and the market value per share of common stock as of the closing date of the Exchangeable Preferred Stock transaction resulted in the recording of an embedded contingent beneficial conversion feature, which is required to be treated as a non-cash deemed dividend to preferred stockholders. Upon the stockholders’ approval on October 31, 2007, the contingency was resolved and the Exchangeable Preferred Stock was immediately converted to common stock, resulting in full accretion of the beneficial conversion feature. The calculated value of the beneficial conversion feature was approximately $8,285 and was credited to additional paid-in capital upon resolution of the contingency in the quarter ended December 31, 2007. Due to the absence of retained earnings, the accretion of the beneficial conversion feature was recorded as a debit to additional paid-in-capital.

The holders of the Company’s common stock shall be entitled to receive dividends from time to time as may be declared by the Board of Directors, but a common stock dividend has never been declared, nor is a dividend payment expected in the near-term. The holders of shares of common stock are entitled to one vote for each share held with respect to all matters voted on by the stockholders of the Company.

Rights Agreement

In October 2002, the Company entered into a Rights Agreement with Computershare Trust Company. The Rights Agreement provides for a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock. Each right entitles a stockholder, after the rights become exercisable, to buy 1/1,000th of a share of Inspire’s Series H Preferred Stock at an exercise price of $50. Each right will become exercisable following the tenth day after an acquiring person or group acquires, or announces its intention to acquire, 15% or more of the common stock. The Company will be entitled to redeem the rights at $0.001 per right at any time on or before the close of business on the tenth day following acquisition by a person or group of 15% or more of the common stock. Under the Rights Agreement, if a person acquires 15% or more of the common stock without the approval of the Company’s Board of Directors, all other stockholders will have the right to purchase securities from the Company at a price that is less than its fair market value, which would substantially reduce the value of the common stock owned by the acquiring person. As a result, the rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The rights should not interfere with any merger or other business combination approved by the Board of Directors since the rights may be redeemed by the Company at the redemption price of $0.001 prior to the occurrence of a distribution date. In connection with the transaction with Warburg, the Company and Computershare entered into a First Amendment to Rights Agreement dated July 17, 2007. The First Amendment to Rights Agreement provides that Warburg and its affiliates will be exempt from the definition of an “Acquiring Person” under the Rights Agreement, unless Warburg or certain of its affiliates becomes the beneficial owner of the lesser of: (x) 32.5% of the Company’s voting securities on a fully diluted basis and (y) 34.9% of the Company’s then outstanding voting securities plus the outstanding Exchangeable Preferred Stock on an as exchanged to common stock basis.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

9. Stock-Based Compensation

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the Amended and Restated 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, officers, employees and consultants. The 1995 Stock Plan allows for the granting of non-qualified stock options and restricted stock to directors, officers, employees and consultants. The 2005 Plan allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At December 31, 2007, there were 75 and 4,212 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

The Board of Directors, or an appropriate committee of the Board of Directors, determines the terms of all options and other equity arrangements under both plans. The maximum term for any option grant under the 1995 Plan and the 2005 Plan are ten and seven years, respectively, from the date of the grant. Prior to July 2006, options granted to employees under both plans generally vested 25% upon completion of one full year of employment from date of grant and on a monthly basis over the following three years of their employment and the term of the options was the maximum permitted under the applicable plan. Beginning in July 2006, the Compensation Committee of the Company’s Board of Directors authorized stock option grants with a three-year vesting period and a term of five years for all future issuances to non-executive employees. Under these new terms, options granted to non-executive employees will vest 33% upon completion of one full year of employment from date of grant and on a monthly basis over the following two years of their employment. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

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

Basis for Fair Value Estimate of Share-Based Payments

Prior to fiscal 2007, the Company used a blended volatility calculation utilizing volatility of peer group companies with similar operations and financial structures in addition to the Company’s own historical volatility to estimate its future volatility for purposes of valuing the share-based payments granted during the 12 months ended December 31, 2006. In fiscal 2007, the Company began using only its own historical volatility to estimate its future volatility due to the lower expected life associated with the stock option grants with five-year terms that the Company began issuing in the second half of 2006 and the insignificant difference between its own historical volatility and the volatility of the peer group based on the new expected life period. However, actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

In 2005, the Company adopted and began granting options under the 2005 Plan. Due to the lack of historical data with regard to exercise activity under the 2005 Plan, the Company adopted a simplified method of calculating the expected life of options for grants made to its employees in accordance with the guidance set forth in SAB No. 107. For options issued under the 1995 Plan prior to fiscal 2007, the Company utilized the historical

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

data available regarding employee and director exercise activity to calculate an expected life of the options. Beginning in fiscal 2007, the Company began granting non-qualified stock options under the 1995 Plan with option terms similar to those granted under the 2005 Plan of five and seven years. Due to the lack of historical data with regard to these shorter option terms, the Company has used the guidance set forth in SAB No. 107 when calculating the expected life for new options granted to its employees under the 1995 Plan. For options granted to directors under the 2005 Plan or 1995 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 1995 Plan and the 2005 Plan until such time that adequate historical data is available. The Company estimated the forfeiture rate for the years ended December 31, 2007 and 2006 based on its historical experience.

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

	Stock Options for Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.43%	4.61%	4.02%
Dividend yield	0%	0%	0%
Expected volatility	67%	80%	79%
Expected life of options (years)	3.9	4.4	4.8

Weighted average fair value of grants (per option)	$3.22	$3.17	$5.90

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	4,914	$11.42
Granted	1,306	9.13
Exercised	(365)	(1.55)
Forfeited/cancelled/expired	(298)	(14.31)

Outstanding at December 31, 2005	5,557	$11.38	6.7	$2,628
Granted	1,481	5.05
Exercised	(28)	(2.69)
Forfeited/cancelled/expired	(404)	(12.95)

Outstanding at December 31, 2006	6,606	$9.90	5.7	$5,534
Granted	2,284	6.10
Exercised	(244)	(1.33)
Forfeited/cancelled/expired	(378)	(11.81)

Outstanding at December 31, 2007	8,268	$9.01	4.9	$3,721

Vested and exercisable at December 31, 2007	5,305	$10.75	4.8	$2,858

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31 for each year listed above. These amounts change based on the fair market value of the Company’s stock. Total intrinsic value of stock options exercised for the year ended December 31, 2007 was $1,211. Cash received from stock option exercises for the year ended December 31, 2007 was $324. Due to the Company’s net loss position, no windfall tax benefits have been realized during the year ended December 31, 2007. As of December 31, 2007, approximately $8,034 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.4 years.

The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the restricted stock units had a total fair value of $811. As of December 31, 2007, there were 195 restricted stock units outstanding, of which 39 were vested. As of December 31, 2006, there were 195 restricted stock units outstanding, none of which were vested. Additionally, approximately $497 of unrecognized share-based compensation expense related to unvested restricted stock units is expected to be recognized over the next 3.6 years.

The following table summarizes information concerning options outstanding at December 31, 2007:

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in Years)	Options Exercisable
Exercise Price range (per share):
$ 0.21 - $ 5.00	1,450	$3.86	4.3	1,023
$ 5.08 - $ 5.93	1,394	5.52	5.1	354
$ 5.95 - $ 6.89	1,387	6.29	5.0	22
$ 6.90 - $ 9.435	1,384	8.78	4.5	1,253
$ 9.44 - $ 14.73	1,420	12.83	4.2	1,420
$ 14.80 - $ 20.30	1,233	17.97	6.1	1,233

	8,268	$9.01	4.9	5,305

Stock-Based Compensation

For the years ended December 31, 2007 and 2006, the Company recognized total compensation expense of $2,998 and $1,547, respectively, related to its two equity compensation plans.

Total stock-based compensation was allocated as follows:

	Year Ended December 31,
	2007	2006
Research and development	$822	$576
Selling and marketing	882	293
General and administrative	1,294	678

Total stock-based compensation expense	$2,998	$1,547

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

As a result of adopting SFAS No. 123(R), the impact to the Company’s net loss for the years ended December 31, 2007 and 2006, was $2,842 and $1,475, respectively, greater than if the Company had continued to account for its stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB No. 25. Accordingly, the Company generally recognized compensation expense only when it granted options with an exercise price below the estimated fair value of the Company’s common stock. In addition, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. The pro forma table below reflects net loss and basic and diluted net loss per share for the year ended December 31, 2005.

Year Ended December 31, 2005
Net loss—as reported	$(31,847)
Compensation expense included in reported net loss	—
Pro forma adjustment for compensation expense	(29,177)

Net loss—pro forma	$(61,024)

Net loss per common share—as reported	$(0.76)
Net loss per common share—pro forma	$(1.45)

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

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

10. Income Taxes

The Company had no federal, state or foreign income tax expense for the years ended December 31, 2007, 2006 and 2005.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
Current deferred tax assets:
Compensation related items	$302	$311
Accrued expenses and other	288	—

Noncurrent deferred tax assets:
Accrued expenses and other	738	738
Domestic net operating loss carryforwards	95,720	79,888
Research and development credits	22,605	20,678
Property, equipment and intangible assets	10,177	5,713
Stock-based compensation	2,597	1,956
Contributions	369	307
Investments	413	417

Total deferred tax assets	133,209	110,008
Valuation allowance	(133,209)	(110,008)

Deferred tax assets	$—	$—

At December 31, 2007 and 2006, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The valuation allowance has increased $23,201, $19,177 and $15,964 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in the valuation allowance of $23,201 during the year ended December 31, 2007 resulted primarily from the generation of additional net operating loss carryforwards and research and development credits, partially offset by a reduction in deferred tax assets related to 2007 and prior years of $6,651 that are unlikely to be realized.

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of $245,365 and $270,014, respectively. The net operating loss carryforwards expire in various amounts starting in 2009 and 2010 for federal and state tax purposes, respectively. The net operating loss carryforwards set to expire in 2009 and 2010 are not expected to be significant. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though its net operating loss carryforwards exceed its taxable income. Additionally, as of December 31, 2007 and 2006, the Company had federal research and development and orphan drug credit carryforwards of $22,605 and $20,678, respectively. The research and development carryforwards and orphan drug credit carryforwards begin to expire in varying amounts starting in 2011 and 2013, respectively.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

benefit that is greater than 50 percent likely of being realized upon ultimate settlement. At the adoption date of January 1, 2007, the Company had $110,008 of deferred tax assets, all of which was subject to a full valuation allowance, effectively reducing the deferred tax benefits to $0, since realization of these benefits could not be reasonably assured. As a result of adopting FIN No. 48, the Company has reduced its deferred tax assets by approximately $4,000 and reduced its full valuation allowance against the deferred tax assets by the same amount. Consequently, there was no impact to the Company’s accumulated deficit upon adoption of FIN No. 48. In conjunction with the adoption of FIN No. 48, the Company has not recognized any amount for the payment of interest or penalties at January 1, 2007. During 2007, the Company did not record any expense to the income statement for interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Cost
Balance at January 1, 2007	$4,000
Additions to current year tax positions	1,637
Additions to tax positions of prior years	1,014
Reductions to tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$6,651

All of the Company’s unrecognized tax benefits of $6,651 as of December 31, 2007, would, if recognized, reduce the Company’s effective tax rate; however, currently all of the Company’s deferred tax assets are subject to a full valuation allowance. The Company has no current pending or open tax examinations or audits. The Company is subject to tax examinations by U.S. Federal and state and local authorities for tax years subsequent to 2003. However, the net operating loss carryforwards and various research and development credits dating back to 1993 are open to adjustment by the taxing authorities.

Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. Federal tax at statutory rate	$(21,672)	$(14,319)	$(10,828)
State taxes (net of Federal benefit)	(2,810)	(1,875)	(1,483)
Change in valuation reserve	23,201	19,177	15,964
Research and development credit	(1,928)	(5,056)	(4,918)
Nondeductible expenses due to credits	301	(13)	80
Other nondeductible expenses	2,908	2,086	1,185

Provision for income taxes	$—	$—	$—

11. Collaboration Agreements

Allergan, Inc.

In December 2003, the Company entered into an agreement with Allergan to co-promote Elestat in the United States. Under the agreement, Inspire has the responsibility for promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. In addition, Inspire has the right to conduct Phase 4 clinical trials and other studies in collaboration with Allergan relating to

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Elestat. Inspire receives co-promotion revenue from Allergan on its U.S. net sales of Elestat. Inspire works with Allergan collaboratively on overall product strategy and management in the United States. Allergan records sales of Elestat and is responsible for other product costs, as well as retaining responsibility for all international marketing and selling activities. Allergan also retains the rights relating to promotion of Elestat to U.S. prescribers other than ophthalmologists, optometrists and allergists. Inspire has established a joint commercialization committee with Allergan to manage the relationship and coordinate and oversee the broad strategies and promotion activities. Allergan is responsible for supply chain management, managed healthcare, customer order processing and regulatory compliance. Under the terms of the agreement, Inspire paid Allergan an up-front payment and Allergan pays co-promotion revenue to Inspire on its U.S. net sales of Elestat.

The agreement will be in effect until the earlier of: (i) the approval and launch of the first generic epinastine product; or (ii) the approval and launch of the first over-the-counter epinastine product. The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire on October 15, 2008, at which time competitors will be able to submit to the FDA an abbreviated New Drug Application or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. Either Allergan or Inspire may terminate the agreement in the event of a material breach of the agreement by the other or in the event of the other’s insolvency. Allergan can terminate the agreement if Inspire fails to meet a defined minimum of net sales in any given year, or upon a change of control where Inspire becomes an affiliate of a direct competitor of Allergan’s as that term is defined in the agreement. Inspire can terminate the agreement in the event that Elestat is withdrawn from the market for more than ninety days.

In June 2001, the Company entered into a joint license, development and marketing agreement with Allergan to develop and commercialize the Company’s product candidate, ProlacriaTM. The agreement also provided the Company with co-promotion revenue on net sales of Allergan’s Restasis and granted the right to co-promote Restasis in the United States. This agreement was amended in December 2003, in connection with the execution of the co-promotion agreement for Elestat to reduce the co-promotion revenue rates that the Company receives on net sales of Restasis. Under the terms of the amended agreement, Allergan obtained an exclusive license to develop and commercialize Prolacria worldwide, with the exception of Japan and nine other Asian countries covered by Inspire’s agreement with Santen Pharmaceutical Co., Ltd. (“Santen”). In return, Inspire received an up-front payment of $5,000 in 2001 on execution of the agreement and has received total milestone payments of $6,000 to date. Inspire is entitled to receive up to an additional $28,000 in milestone payments assuming the successful completion of all the remaining milestones. The Company is also entitled to receive co-promotion revenue from Allergan on net sales of Restasis and Prolacria, if any, worldwide, excluding most larger Asian markets. The Company began receiving co-promotion revenue from net sales of Restasis in April 2004.

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

In addition to funding all development activities under the terms of the agreement, Inspire paid Boehringer Ingelheim an upfront license fee of $2,500. Additionally, Inspire will owe Boehringer Ingelheim a high single digit royalty on net sales of an epinastine nasal spray product in the United States and Canada. If Boehringer Ingelheim commercializes Inspire’s epinastine nasal spray product outside of the United States and Canada, it will be obligated to pay royalties to Inspire on those net sales of the product.

In general, the exclusive license granted to Inspire will expire and convert into a perpetual, fully paid-up, non-exclusive license on December 31, 2022. Certain other rights and royalty obligations will continue beyond such date. For a period of five years following December 31, 2022, Boehringer Ingelheim will have the right, but not the obligation, to switch a product developed under the agreement from a prescription product to an over-the-counter (“OTC”) product. Following such a switch, the rights granted to Inspire will terminate and Boehringer Ingelheim will have the right to commercialize such product in the United States and/or Canada. In connection with such a switch, Boehringer Ingelheim will be required to pay an OTC switch payment and ongoing royalties to the Company.

Cystic Fibrosis Foundation Therapeutics, Inc.

In October 2002, the Company entered into a study funding agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), whereby the majority of the expenses for one Phase 2 clinical trial for denufosol for the treatment of cystic fibrosis were funded by the CFFT, but the Company also recorded the corresponding expenses and liabilities as the CFFT incurred these costs. This clinical trial was completed in 2004. If the Company receives FDA approval for denufosol for the treatment of cystic fibrosis, the Company will be obligated to pay a development milestone, and possibly a sales milestone, to the CFFT. The aggregate potential milestones under this agreement are approximately $16,000. The Company has recorded $1,915 of contingent liabilities in “Other long-term liabilities” associated with this agreement as of December 31, 2007 and 2006. If it does not receive FDA approval, the Company will have no financial obligation to the CFFT, including the Phase 2 clinical trial costs the CFFT funded on the Company’s behalf.

FAES Farma, S.A.

In October 2006, the Company entered into a licensing agreement with FAES Farma, S.A. (“FAES”) for the U.S. and Canadian development and commercialization of bilastine. In June 2007, FAES and the Company

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

amended the agreement based on a meeting with the FDA, and FAES agreed to conduct additional clinical work. Following a review of the development and commercialization program relating to bilastine, the Company made a strategic business decision to terminate the agreement. See Note 16—Subsequent Events.

InSite Vision Incorporated.

On February 15, 2007, the Company entered into a license agreement with InSite Vision pursuant to which Inspire acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin for use in the treatment of human ocular or ophthalmic indications. The license agreement also grants Inspire exclusive rights to develop, make, use, market, commercialize and sell the product in the United States and Canada and their respective territories. Inspire is currently responsible for all regulatory obligations and strategies relating to the further development and commercialization of product in the United States and will be responsible for such activities if the product receives regulatory approval in Canada.

Upon executing the agreement with InSite Vision, the Company paid and expensed an upfront licensing fee of $13,000. The Company paid an additional $19,000 milestone payment upon regulatory approval of AzaSite by the FDA. Additionally, the Company is obligated to pay a royalty on net sales of AzaSite for ocular infections in the United States and Canada. The royalty rate is 20% on net sales of AzaSite for the first two years of commercialization and 25% thereafter. The Company is obligated to pay royalties under the agreement for the longer of (i) 11 years from the launch of the subject product and (ii) the period during which a valid claim under a patent licensed from InSite Vision covers a subject product. Under the terms of the agreement, the Company’s obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not the Company will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the first of which commences on October 1, 2008. The Company launched AzaSite in August 2007, and began paying royalties to InSite Vision in the fourth quarter of 2007.

The Company and InSite Vision have also entered into a supply agreement for the active pharmaceutical ingredient, azithromycin. Previously, InSite Vision has entered into a third party supply agreement for the production of azithromycin. Under the supply agreement, InSite Vision has agreed to supply Inspire’s requirements of azithromycin, pursuant to certain forecasting and ordering procedures. The initial term of the supply agreement is until 2012, subject to certain customary termination provisions, such as termination for material breach of the agreement. Either the Company or InSite Vision may terminate the supply agreement upon 180 days notice to the other party. After 2012, the supply agreement automatically renews for successive three-year periods unless terminated pursuant to such termination provisions. The supply agreement requires that InSite Vision produce for the Company a specified amount of azithromycin. The supply agreement also contains certain provisions regarding the rights and responsibilities of the parties with respect to manufacturing specifications, delivery arrangements, quality assurance, and regulatory compliance, as well as certain other customary matters.

Ophthalmic Research Associates

On October 15, 2007, the Company and Ophthalmic Research Associates (“ORA”) entered into a clinical services agreement (the “Services Agreement”) pursuant to which ORA will provide clinical research services to the Company relating to Prolacria. Pursuant to the terms of the Services Agreement, the parties will develop a research program in which ORA’s proprietary dry eye model will be used by independent clinical investigators to evaluate the effects of Prolacria on patients with dry eye.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The Company is responsible for paying all costs associated with each study, including payments to ORA for all services rendered under the applicable statements of work. In addition, the Company is required to make payments in the event certain milestones are reached under the Services Agreement. Specifically, the Services Agreement provides that in the event a pivotal clinical trial is conducted under an FDA approved Special Protocol Assessment, the Company will be obligated to pay ORA a $2,000 milestone at such time as the first patient is dosed in such pivotal trial. In addition, if Prolacria receives FDA approval, the Company will be obligated to pay ORA an additional milestone of either $10,500 or $22,500, based upon the clinical program pursued. If the Company’s applicable development costs exceed $7,000, including those development costs paid to ORA and those incurred by the Company in relation to statistics and data management for all of the studies relating to the research program, the Company will be entitled to offset the above described milestone payments with a credit equal to 50% of the excess costs. Furthermore, the amount of the milestones will be reduced in the event certain enrollment targets with respect to an applicable study are not met.

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

In the event that the development program contemplated by the parties does not lead to approval of Prolacria, the approval and post approval milestone payments will not be paid. The term of the Services Agreement is three years or until the earlier completion of the services, unless earlier terminated.

Santen Pharmaceuticals Co., Ltd.

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

Under the terms of the agreement, Inspire has received a total of $1,500 in equity and $1,750 in milestone payments, including a $1,250 milestone payment received in March 2006. Depending on whether all milestones under the agreement are achieved, the Company could receive additional milestone payments of up to $3,000. In addition, the Company is entitled to receive royalties on net sales of diquafosol tetrasodium by Santen, if any.

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

12. Commitments and Contingencies

Capital Leases

The Company is obligated under master capital lease agreements for furniture, equipment and computers, for which the underlying furniture, equipment and computers serve as collateral. The lease terms under these master lease agreements expire 48 months from the date of inception and have interest rates ranging from 8.2% to 9.6%. The carrying value of the Company’s capital lease obligations at December 31, 2007 and 2006 approximate their fair value as the interest rates on these obligations approximate rates available in the financial market at such dates. The Company did not enter into any new capital leases during the years ended December 31, 2007, 2006 and 2005.

Operating Leases

The Company has entered into non-cancelable operating leases for its fleet of vehicles, facilities and office equipment that extend through 2012 and are subject to voluntary renewal options. The Company leases vehicles for its commercial organization under a Master Lease Agreement that allows for individual vehicle leases to be cancelable after one year. The Master Lease Agreement requires the Company to maintain a Standby Letter of Credit in the amount of $515 during the term of the lease. The vehicle Master Lease Agreement also requires that the vehicles under lease serve as collateral for the obligation.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

In November 2006, the Company renewed the lease for its primary facilities located in Durham, North Carolina until January 2011. Total rent expense for operating leases during 2007, 2006 and 2005 was $1,813, $1,428 and $1,257, respectively. Future minimum lease payments under capital and non-cancelable operating leases with remaining lease payments as of December 31, 2007 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2008	$272	$1,148
2009	4	765
2010	—	703
2011	—	75
2012	—	3

Total minimum lease payments	$276	$2,694

Less amount representing interest	9

Present value of net minimum capital lease payments	267
Less current portion of capital lease obligations	263

Capital lease obligations, excluding current portion	$4

Other Commitments

The Company has entered into contractual commitments or purchase obligations with various clinical research organizations, promotion and advertising agencies, manufacturers of active pharmaceutical ingredients and drug product for clinical and commercial use as well as with others. These financial commitments, which include both cancelable and non-cancelable arrangements, totaled approximately $33,562 as of December 31, 2007. Since many of these commitment amounts are dependent upon variable components of the agreements, actual payments and the timing of those payments may differ from management’s estimate. In addition, the Company is obligated to pay royalties to InSite Vision as part of its license agreement for AzaSite. Under the terms of the agreement, the Company’s obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not the Company will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the first of which commences on October 1, 2008.

Contingencies

As of December 31, 2007, the Company’s existing license, collaboration and sponsored research agreements may require cash payments contingent upon the occurrence of certain future events. In the aggregate, these agreements may require payments of up to $31,250 assuming the achievement of all development milestones and up to an additional $32,000 assuming the achievement of all sales milestones. Amounts payable by the Company under these agreements are uncertain and are contingent on a number of factors, including the progress of its research, preclinical and development programs, its ability to obtain regulatory approvals, the commercial success of its approved products and future annual product sales levels. The Company is also obligated to pay royalties on net sales, if any, of certain product candidates currently in its portfolio. Some of the Company’s license agreements require minimum annual license preservation fees.

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

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s recommendation and granted the Company’s and the other defendants’ motion and dismissed the CAC with prejudice. On August 24, 2007, the plaintiffs filed an appeal to the United States Court of Appeals for the Fourth Circuit. Plaintiffs filed their opening appellate brief on November 19, 2007. The Company and the other defendants filed an opposition brief on January 18, 2008. Plaintiffs filed their reply on February 22, 2008. The Company will continue to defend the litigation vigorously. As with any legal proceeding, the Company cannot predict with certainty the eventual outcome of these lawsuits, nor can a reasonable estimate of the amounts of loss, if any, be made.

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

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against the Company and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, the Company and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. The Company and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have since had further meetings with SEC staff and have provided and will be providing further written submissions to the SEC staff.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The Company cannot predict with certainty the eventual outcome of this investigation, nor can a reasonable estimate of the costs that might result from the SEC’s investigation be made.

During the years ended December 31, 2007 and 2006, approximately $1,594 and $335, respectively, has been reimbursed from the Company’s insurance provider of certain legal expenses incurred as a result of defending against the stockholder litigation and SEC investigation.

13. Employee Benefit Plan

The Company adopted a 401(k) Profit Sharing Plan (“the 401(k) Plan”) covering all qualified employees on August 1, 1995. Participants may elect a salary reduction of 1% or more up to the IRS allowed maximum as a tax-deferred contribution to the 401(k) Plan. The 401(k) Plan permits discretionary employer contributions. If employer discretionary contributions are implemented, participants will begin vesting 100% immediately in such contributions. In 2007, 2006 and 2005, the Company elected a safe harbor contribution at 3.0% of annual compensation. These safe harbor contributions total $752, $601 and $578 for the years ended December 31, 2007, 2006 and 2005, respectively.

14. Revenue by Product Line

The Company operates its business as one operating segment. The Company derives all of its product revenue for AzaSite and all its co-promotion revenue for Elestat from product sales in the United States. Approximately 98% of co-promotion revenue for Restasis came from product sales in the United States in both 2007 and 2006.

	Year ended December 31,
	2007	2006	2005
Product Sales:
AzaSite	$3,142	$—	$—
Co-Promotion Sales:
Restasis	24,442	15,525	6,476
Elestat	21,081	20,284	16,790

Total	$48,665	$35,809	$23,266

15. Quarterly Financial Data (unaudited)

	2007
	First	Second	Third	Fourth	Total
Revenue	$7,204	$15,361	$12,213	$13,887	$48,665
Cost of sales	—	—	603	1,019	1,622
Net loss	(26,115)	(5,877)	(13,694)	(18,054)	(63,740)
Non-cash deemed dividend related to beneficial conversion feature of exchangeable preferred stock	—	—	—	(8,285)	(8,285)
Net loss attributable to common stockholders	(26,115)	(5,877)	(13,694)	(26,339)	(72,025)
Net loss per common share—basic and diluted	$(0.62)	$(0.14)	$(0.32)	$(0.51)	$(1.61)

	2006
	First	Second	Third	Fourth	Total
Revenue	$5,468	$13,437	$9,702	$8,452	$37,059
Net loss	(14,027)	(5,377)	(7,175)	(15,536)	(42,115)
Net loss per common share—basic and diluted	$(0.33)	$(0.13)	$(0.17)	$(0.37)	$(1.00)

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

16. Subsequent Events

On January 8, 2008, the Company provided written notice to FAES of the termination of the License Agreement, dated October 31, 2006, as amended June 19, 2007, between Inspire and FAES (the “Agreement”) pertaining to bilastine, an antihistamine compound. Termination of the Agreement was effective 30 days from the date of the notice.

As a result of the termination of the Agreement, Inspire is no longer responsible for the development and commercialization of bilastine and has no further obligation to make any milestone or royalty payments under the Agreement. All of the rights in the intellectual property licensed by Inspire from FAES under the Agreement will revert to FAES and the regulatory dossier pertaining to the candidates, including the U.S. Investigational New Drug application for the oral bilastine compound, will be transferred back to FAES.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.3	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

3.4	Certificate of Retirement of Series A Exchangeable Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

4.2	Rights Agreement, dated as of October 21, 2002, between the Company and Computershare Trust Company, which includes the form of Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. as Exhibit “A”, the form of Rights Certificate as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock as Exhibit “C” (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2002).

4.3	Registration Rights Agreement, dated July 20, 2007, by and between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.4	First Amendment to Rights Agreement, dated July 17, 2007, by and between Inspire Pharmaceuticals, Inc. and Computershare Trust Company (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.5	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.6	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1†	Inspire Pharmaceuticals, Inc. Amended and Restated 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.2†	Form of Incentive Stock Option (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.3†	Form of Non-statutory Stock Option (Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.4*	Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998 (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

Exhibit Number	Description
10.5†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000 (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.6†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000 (Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.7†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000 (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.8†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Mary Bennett dated February 27, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2001).

10.9†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001).

10.10*	License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2001).

10.11*	Study Funding Agreement, dated as of October 3, 2002, between Inspire Pharmaceuticals, Inc. and The Cystic Fibrosis Foundation Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2002).

10.12†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.13†	Form of Inspire Pharmaceuticals, Inc. Director Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.14*	First Amendment to License, Development and Marketing Agreement, dated December 8, 2003, between Inspire Pharmaceuticals, Inc. and Allergan, Inc. and Allergan Sales, LLC and Allergan Pharmaceuticals Holdings (Ireland) Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

10.15*	Elestat (Epinastine) Co-Promotion Agreement, entered into as of December 8, 2003, by and between Allergan Sales, LLC and Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2004).

10.16†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II, dated May 16, 2003 (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.17	Master Lease Agreement between GE Capital Fleet Services and Inspire Pharmaceuticals, Inc., dated as of November 18, 2003, and related documentation (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.18	Master Security Agreement between General Electric Capital Corporation and Inspire Pharmaceuticals, Inc., dated as of November 12, 2003, and related documentation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

Exhibit Number	Description
10.19†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between the Company and R. Kim Brazzell, dated August 5, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.20†	Amended and Restated Director Compensation Policy (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.21*	Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and the Wisconsin Alumni Research Foundation, effective November 2, 2004 (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.22†	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.23†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.24†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Donald J. Kellerman (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.25†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Joseph K. Schachle (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.26†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.27†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.28†	Agreement regarding change in control, dated as of August 2, 2004, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.29†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.30†	Inspire Pharmaceuticals, Inc. 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.31†	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.32†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.33†	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.34†	Form of Stock Appreciation Right Grant Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.35†	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

Exhibit Number	Description
10.36†	Agreement regarding change in control, dated as of March 2, 2006, by and between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006).

10.37*	Development and License Agreement between Inspire Pharmaceuticals, Inc. and Boehringer Ingelheim International GmbH, effective February 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006)

10.38†	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.39	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center I building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

10.40	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center II building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

10.41†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi, dated May 10, 2005 (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 16, 2007).

10.42*	License Agreement by and between Inspire Pharmaceuticals, Inc. and FAES Farma, S.A, dated as of October 31, 2006 (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 16, 2007).

10.43	Loan and Security Agreement, dated as of December 22, 2006, among Inspire Pharmaceuticals, Inc., Merrill Lynch Capital and Silicon Valley Bank (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on March 16, 2007).

10.44*	License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.45*	Supply Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.46	Trademark License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.47	Side Letter by and between Inspire Pharmaceuticals, Inc., InSite Vision Incorporated and Pfizer Inc., dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.48†	Amended and Restated Directors Compensation Policy (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.49†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.50†	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

Exhibit Number	Description
10.51†	Executive Officer Annual Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007).

10.52	Securities Purchase Agreement, dated July 17, 2007, by and between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.53	Standstill Agreement, dated July 20, 2007, among Inspire Pharmaceuticals, Inc., Warburg Pincus Private Equity IX, L.P., Warburg Pincus IX, LLC, Warburg Pincus Partners, LLC and Warburg Pincus & Co. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.54*	Letter Amendment to License Agreement by and between Inspire Pharmaceuticals, Inc. and FAES Farma, S.A., dated as of June 19, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.55	First Amendment to Loan and Security Agreement by and among Merrill Lynch Capital, Silicon Valley Bank, and Inspire Pharmaceuticals, Inc., dated as of June 27, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.56†	Amended and Restated 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.57*	Manufacturing Services Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.58†	Amendment of Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.59†	Termination of Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.60**	Clinical Services Agreement, dated October 15, 2007, by and between Inspire Pharmaceuticals, Inc. and Ophthalmic Research Associates, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.
**	Confidential treatment has been requested with respect to a portion of this Exhibit.
†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.