Form 10-Q
period 2008-03-31
INSPIRE PHARMACEUTICALS INC
filed 2008-05-09
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of March 31, 2008, there were 56,581,571 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$89,410	$101,892
Investments	12,009	28,129
Trade receivables, net	13,749	12,974
Prepaid expenses and other receivables	4,268	4,617
Inventories, net	1,259	1,280
Other assets	499	614

Total current assets	121,194	149,506

Property and equipment, net	2,911	2,826
Investments	7,713	9,703
Intangibles, net	17,538	17,937
Other assets	470	531

Total assets	$149,826	$180,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,577	$13,592
Accrued expenses	12,212	13,795
Deferred revenue	3,793	371
Short-term debt and capital leases	15,900	14,097

Total current liabilities	40,482	41,855

Long-term debt and capital leases	39,119	43,604
Other long-term liabilities	3,326	3,351

Total liabilities	82,927	88,810
Commitments and contingencies (See Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 56,582 and 56,501 shares issued and outstanding, respectively	57	57
Additional paid-in capital	401,543	400,460
Accumulated other comprehensive income	77	41
Accumulated deficit	(334,778)	(308,865)

Total stockholders’ equity	$66,899	$91,693

Total liabilities and stockholders’ equity	$149,826	$180,503

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues:
Product sales, net	$2,279	$—
Product co-promotion	7,424	7,204

Total revenue	9,703	7,204

Operating expenses:
Cost of sales	1,007	—
Research and development	14,797	22,765
Selling and marketing	16,205	7,521
General and administrative	3,546	3,639

Total operating expenses	35,555	33,925

Loss from operations	(25,852)	(26,721)

Other income/(expense):
Interest income	1,191	1,061
Interest expense	(1,252)	(455)

Other income/(expense), net	(61)	606

Net loss	$(25,913)	$(26,115)

Basic and diluted net loss per common share	$(0.46)	$(0.62)

Weighted average common shares used in computing basic and diluted net loss per common share	56,553	42,273

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(25,913)	$(26,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	547	101
Depreciation of property and equipment	235	209
Gain on disposal of property and equipment	2	—
Stock-based compensation expense	1,054	446
Changes in operating assets and liabilities:
Trade receivables	(775)	(1,378)
Prepaid expenses and other receivables	328	979
Inventories	21	—
Other assets	(46)	—
Accounts payable	(4,941)	(2,020)
Accrued expenses and other liabilities	(1,587)	(610)
Deferred revenue	3,422	2,430

Net cash used in operating activities	(27,653)	(25,958)

Cash flows from investing activities:
Purchase of investments	(2,554)	(13,273)
Proceeds from sale of investments	20,700	23,340
Purchase of property and equipment	(322)	(405)

Net cash provided by investing activities	17,824	9,662

Cash flows from financing activities:
Issuance of common stock, net	29	156
Payments on notes payable and capital lease obligations	(2,682)	(355)

Net cash used in financing activities	(2,653)	(199)

Decrease in cash and cash equivalents	(12,482)	(16,495)
Cash and cash equivalents, beginning of period	101,892	50,190

Cash and cash equivalents, end of period	$89,410	$33,695

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

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through 2009. The Company’s liquidity needs will largely be determined by the commercial success of its products and key development and regulatory events. In order to continue its operations substantially beyond 2009 it will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, which would trigger milestone payments to the Company, (3) out-license rights to certain of its product candidates, pursuant to which the Company would receive income, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) restructure operations. The Company currently receives revenue from sales of AzaSite® (azithromycin ophthalmic solution) 1% and its co-promotion of Restasis® (cyclosporine ophthalmic emulsion) 0.05% and Elestat® (epinastine HCl ophthalmic solution) 0.05%. The Company will continue to incur operating losses until product and co-promotion revenues reach a level sufficient to support ongoing operations. AzaSite is a trademark owned by InSite Vision Incorporated (“InSite Vision”). Restasis and Elestat are trademarks owned by Allergan, Inc. (“Allergan”).

2.	Basis of Presentation

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position and operations for the interim periods presented have been made. Operating results for the interim periods presented are not indicative of the results that may be expected for the full year.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007 does not include 274 and 557, respectively, of potential common shares, as their impact would be antidilutive.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone to InSite Vision. The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of March 31, 2008, the Company had $1,462 in accumulated amortization related to this milestone.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of intangible assets based on an analysis of undiscounted cash flows over the remaining amortization period. If the review indicates that carrying values may not be recoverable, the Company will reduce the carrying values to the estimated fair value.

Debt

In December 2006, the Company entered into a loan and security agreement with two participating financial institutions, which provided a term loan facility to the Company in an aggregate amount of $40,000. In June 2007, the Company amended the loan and security agreement with the two participating financial institutions to enable the Company to draw upon a new supplemental term loan facility in the amount $20,000, effectively increasing the total term loan facility to $60,000. The Company has borrowed the full $60,000 available under the term loan facility. The interest rates associated with the individual borrowings under the facility range from approximately 7.6% to 8.0%. As of March 31, 2008, the Company had net borrowings under the term loan facility of $54,876. The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011.

Revenue Recognition

The Company records all of its revenue from (1) sales of AzaSite; (2) product co-promotion activities; and (3) collaborative research agreements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” (“SAB No. 104”). SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Product Revenues

The Company recognizes revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, the Company sells AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial healthcare organizations. Accruals, or reserves, for estimated rebates,

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force (“EITF”), Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of March 31, 2008, the Company has reserved approximately $752 for sales incentives.

In addition to SAB No. 104, the Company’s ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”), as issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Customers will be able to return short-dated or expired AzaSite that meet the guidelines set forth in the Company’s return goods policy. The Company’s return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, the Company is required to estimate the level of sales that will ultimately be returned pursuant to its return policy and to record a related reserve at the time of sale. These amounts are deducted from the Company’s gross sales of AzaSite in determining its net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and the Company’s own historical experience with AzaSite. The Company also considers other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of March 31, 2008, the Company has reserved approximately $165 for potential returns of AzaSite.

Immediately preceding the launch of AzaSite, the Company offered wholesalers stocking incentives that allowed for extended payment terms, product discounts, and guaranteed sale provisions (collectively, “special terms”). These special terms were only offered during a specified time period of approximately one month prior to the August 13, 2007 launch of AzaSite. Any sales of AzaSite made under these special term provisions were accounted for using a consignment model since substantially all the risks and rewards of ownership did not transfer upon shipment. Under the consignment model, the Company did not recognize revenue upon shipment of AzaSite purchased with the special terms, but recorded deferred revenue at gross invoice sales price, less all appropriate discounts and rebates, and accounted for AzaSite inventory held by the wholesalers as consignment inventory. The Company recognized the revenue from these sales with special terms at the earlier of when the inventory of AzaSite held by the wholesalers was sold through to the wholesalers’ customers or when such inventory of AzaSite was no longer subject to these special terms. For the three months ended March 31, 2008, the Company recognized all of the remaining net deferred revenue of $371 related to sales of AzaSite considered consignment. All sales subsequent to this specified “launch” time period include return rights and pricing that are customary in the industry.

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

Product Co-promotion Revenues

The Company recognizes co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. The Company actively promotes both Restasis and Elestat through its commercial organization and shares in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, the Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s net sales for both Restasis and Elestat, reported to Inspire by Allergan, as co-promotion revenue. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. Since the launch of Elestat, the amount of rebates associated with the Company’s incentive programs in each fiscal year was less than one-half of one percent of co-promotion revenues. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. As of March 31, 2008 and 2007, the Company had deferred revenue associated with sales of Elestat of $3,793 and $2,430, respectively.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $77 and $41 of unrealized gains on its investments that are classified as accumulated other comprehensive income/(loss) at March 31, 2008 and December 31, 2007, respectively. Comprehensive loss consists of the following components:

	Three Months Ended March 31,
	2008	2007
Net loss	$(25,913)	$(26,115)
Change in unrealized gains on investments	36	60

Total comprehensive loss	$(25,877)	$(26,055)

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 80% of all AzaSite product sales in the three months ended March 31, 2008. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Restasis and Elestat under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

3.	Inventories

The Company’s inventories are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	March 31, 2008	December 31, 2007
Finished Goods	$581	$669
Raw Materials	533	533
Work-in-Process	270	189
Consignment Inventory at Wholesalers	—	14

Total Inventories	$1,384	$1,405
Less Reserve	(125)	(125)

Total Inventories, net	$1,259	$1,280

4.	Recent Accounting Pronouncements

In November 2007, the EITF of the FASB reached consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF Issue No. 07-1”). EITF Issue No. 07-1 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. EITF Issue No. 07-1 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2007. As of January 1, 2008, the Company has adopted EITF Issue No. 07-1 and there was no material impact to its financial statements.

In June 2007, the EITF of the FASB reached consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”). EITF Issue No. 07-3 addresses the issue of when to record nonrefundable advance payments for goods or

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

services that will be used or rendered for research and development activities as expenses. The EITF has concluded that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007. As of January 1, 2008, the Company has adopted EITF Issue No. 07-3 and there was no material impact to its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 that were not already measured at fair value or newly transacted in the three months ended March 31, 2008. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by SFAS No. 159.

5.	Fair Value Measurements

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

The Company adopted the provisions of SFAS No. 157 effective January 1, 2008. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Valuations based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Valuations based on quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3	Valuations based on prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements. In accordance with the provisions of FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, that SFAS No. 157 will have on its non-financial assets and liabilities.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance as of March 31, 2008
Cash equivalents	$66,812	$10,469	$77,281
Investments:
Available-for-sale securities	—	18,907	18,907

Total	$66,812	$29,376	$96,188

Level 1 cash equivalents consist of investments concentrated in two money market funds which are primarily invested in repurchase agreements, treasury securities, commercial paper and variable rate instruments. Level 2 cash equivalents consist of investments in commercial paper which have maturities of less than 90 days and have a credit rating of A1+/P1 as determined by Moody’s Investor Services and/or Standard & Poor’s. Level 2 investments in available-for-sale securities consist of corporate bonds and commercial paper which have a credit rating of at least A/A2 and A1+/P1, respectively. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. The fair value of the Company’s cash equivalents and available-for-sale securities are determined through quoted market prices, broker or dealer quotations, or other observable inputs.

6.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R) Share-Based Payment.” For the three months ended March 31, 2008 and 2007, the Company recognized total compensation expense of $1,054 and $446, respectively, related to its two equity compensation plans.

Total stock-based compensation was allocated as follows:

	Three Months Ended March 31,
	2008	2007
Research and development	$310	$126
Selling and marketing	321	115
General and administrative	423	205

Total stock-based compensation expense	$1,054	$446

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the Amended and Restated 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

payments to be granted to directors, officers, employees and consultants. The 1995 Stock Plan allows for the granting of non-qualified stock options and restricted stock to directors, officers, employees and consultants. The 2005 Plan allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At March 31, 2008, there were 86 and 3,842 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

Basis for Fair Value Estimate of Share-Based Payments

The Company uses its own historical volatility to estimate its future volatility. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

Prior to January 1, 2008, the Company utilized a simplified method of calculating the expected life of options for grants made to its employees under the 2005 Plan in accordance with the guidance set forth in the SEC’s Staff Accounting Bulletin No. 107 (“SAB No. 107”) due to the lack of adequate historical data with regard to exercise activity. For grants made under the 2005 Plan subsequent to January 1, 2008, the Company continues to utilize the simplified method of calculating the expected life due to the lack of adequate historical data as allowable under the SEC’s Staff Accounting Bulletin No. 110 (“SAB No. 110”). For options issued under the 1995 Plan prior to fiscal 2007, the Company utilized the historical data available regarding employee and director exercise activity to calculate an expected life of the options. Beginning in fiscal 2007, the Company began granting non-qualified stock options under the 1995 Plan with option terms similar to those granted under the 2005 Plan of five and seven years. Due to the lack of adequate historical data with regard to these shorter option terms, the Company has used the simplified method in accordance with the guidance set forth in SAB No. 107 for grants made prior to January 1, 2008 and in accordance with SAB No. 110 for grants made subsequent to January 1, 2008 when calculating the expected life for new options granted to its employees under the 1995 Plan. For options granted to directors under the 2005 Plan or the 1995 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 1995 Plan and the 2005 Plan until such time that adequate historical data is available. The Company estimates the forfeiture rate based on its historical experience.

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

	Stock Options for Three Months Ended March 31,
	2008	2007
Risk-free interest rate	1.88%	4.46%
Dividend yield	0%	0%
Expected volatility	63%	70%
Expected life of options (years)	3.6	3.7

Weighted average fair value of grants	$1.88	$3.49

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,268	$9.01	4.9	$3,721
Granted	426	4.02
Exercised	(81)	(0.37)
Forfeited/cancelled/expired	(67)	(6.79)

Outstanding at March 31, 2008	8,546	$8.86	4.6	$537

Vested and exercisable at March 31, 2008	5,476	$10.67	4.5	$537

Total intrinsic value of stock options exercised for the three months ended March 31, 2008 was $296. Cash received from stock option exercises for the three months ended March 31, 2008 was $30. Due to the Company’s net loss position, no windfall tax benefits have been realized during the three months ended March 31, 2008. As of March 31, 2008, approximately $7,760 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.4 years.

The value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the restricted stock units had a total fair value of $811. As of March 31, 2008, there were 195 restricted stock units outstanding, of which 39 were vested. Additionally, approximately $459 of unrecognized share-based compensation expense related to unvested restricted stock units is expected to be recognized over the next 3.3 years.

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

The Wells Notices provide notification of the SEC staff's determination that it intends to recommend to the SEC that it bring a civil action against the Company and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, the Company and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. The Company and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have since had further discussions and meetings with, and have provided further written submissions to, the SEC staff.

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

Our revenues are difficult to predict and depend on numerous factors. We launched AzaSite in August 2007 and began recording product revenue in the third quarter of 2007. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite; physician and patient acceptance of AzaSite; competitor response to the launch of AzaSite; discounts, pricing and coverage on governmental and commercial formularies; are all factors, among others, that will impact the level of revenue recorded for AzaSite in subsequent periods. Our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our co-promotion agreements. Our co-promotion revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion revenues are the extent and effectiveness of Allergan’s sales and marketing efforts as well as our own sales and marketing efforts, coverage and reimbursement under Medicare Part D and Medicaid programs, and the sales and marketing activities of competitors, among others. In addition, the commercial marketing exclusivity period for Elestat provided under the Hatch-Waxman Act will expire on October 15, 2008, at which time competitors will be able to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. If a generic form of Elestat or an over-the-counter form of epinastine for the eye is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors. Cost of sales as they relate to AzaSite contain variable and fixed cost components, and the variable components will increase or decrease depending on the volume of AzaSite sold. In addition, certain of these variable costs included in cost of sales are subject to annual increases which are generally out of our control. Research and development expenses, including expenses for development milestones, drug synthesis and manufacturing, preclinical testing and clinical research activities, depend on the ongoing requirements of our development programs, completion of business development transactions, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses, in part by accelerating or decelerating preclinical testing, basic research activities, and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Again, management may in some cases be able to control the timing and magnitude of these expenses. We have incurred and expect to continue to incur significant costs related to the commercialization of AzaSite. In addition, we have incurred and may incur additional general and administrative expenses related to our current stockholder litigation and Securities and Exchange Commission, or SEC, investigation.

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

OVERVIEW

We are a biopharmaceutical company focused on discovering, developing and commercializing prescription pharmaceutical products for diseases in the ophthalmic and respiratory areas. Our goal is to build and commercialize a sustainable pipeline of innovative new treatments based upon our technical and scientific expertise. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS IN THE UNITED STATES
Products
AzaSite®	Bacterial conjunctivitis	InSite Vision	Promoting

Restasis®	Dry eye disease	Allergan	Co-promoting

Elestat®	Allergic conjunctivitis	Allergan	Co-promoting

Product Candidates in Clinical Development
ProlacriaTM (diquafosol tetrasodium)	Dry eye disease	Allergan; Santen Pharmaceutical	Phase 3; Approvable (2)

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

INS115644	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

Epinastine nasal spray	Allergic rhinitis	Boehringer Ingelheim	Program discontinued (3)

(1)	See our Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed description of our agreements with these collaborative partners.
(2)	In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. We have received two approvable letters from the FDA (in December 2003 and December 2005).
(3)	On April 23, 2008, we discontinued the development of epinastine nasal spray.

We employ a U.S. sales force for the promotion of AzaSite for bacterial conjunctivitis, Restasis for dry eye disease and Elestat for allergic conjunctivitis. AzaSite is a trademark owned by InSite Vision Incorporated, or InSite Vision. Restasis, Elestat and Prolacria are trademarks owned by Allergan, Inc., or Allergan.

Our ophthalmic products and product candidates are currently concentrated in the allergic conjunctivitis, bacterial conjunctivitis, dry eye disease and glaucoma indications. Our respiratory product candidate is for the treatment of respiratory complications of cystic fibrosis.

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

On February 15, 2007, we entered into a license agreement with InSite Vision pursuant to which we acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin for use in the treatment of human ocular or ophthalmic indications. The license agreement also grants us exclusive rights to develop, make, use, market, commercialize and sell the products in the United States and Canada and their respective territories. We are obligated to pay InSite Vision royalties on net sales of AzaSite in the United States and Canada.

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

The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire on October 15, 2008, at which time competitors will be able to submit to the FDA an abbreviated New Drug Application, or ANDA, or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict with certainty the time frame of an FDA review of such applications, if any are filed. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. Our ability to gain additional intellectual property protection related to Elestat has been, and continues to be, challenging. To date, no patent protection or any other form of intellectual property protection has been obtained for Elestat, and we cannot provide any assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act on October 15, 2008. If a generic form of Elestat or an over-the-counter form of epinastine for the eye is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease.

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

During 2006 and 2007, we conducted meetings with the FDA, primarily to identify a clinical trial design that the FDA and Inspire agreed was appropriate and reasonable to continue our clinical development of Prolacria for dry eye disease. Based upon analysis of our historical clinical trial data, input from experts in the dry eye field, and discussions with the FDA, we are focusing our future development on evaluating the effects of Prolacria on the central region of the cornea, as measured by fluorescein staining scores. In October 2007, we entered into a clinical services agreement with Ophthalmic Research Associates Inc., or ORA, to gain access to its proprietary dry eye model (i.e., the controlled adverse environment or dry eye chamber). The agreement contemplates conducting various studies in a step-wise approach to facilitate optimal clinical trial design for possible future clinical development of Prolacria. We have completed enrollment of approximately 260 patients in a pilot clinical trial studying Prolacria in ORA’s proprietary dry eye model and the trial is ongoing. The purpose of this clinical trial is to confirm an appropriate clinical trial design to be used for a potential pivotal Phase 3 clinical trial. Based upon our current plans, we expect to provide an update on our progress by the third quarter of 2008.

Estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $7 million to $12 million, depending on our approach to achieving NDA approval of the product candidate. This range includes costs for conducting various studies under our clinical services agreement with ORA, regulatory and consulting activities, completing one additional Phase 3 clinical trial, salaries for development personnel, and other unallocated development costs, but excludes any milestone payments upon NDA approval or otherwise under the ORA clinical services agreement, as well as the cost of pre-launch inventory which is Allergan’s responsibility. If we are required to do more than one additional Phase 3 clinical trial, our costs will likely be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the ongoing interaction with the FDA and the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with the development of Prolacria and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

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

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. We believe that our product candidate could be the first FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency. Denufosol is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through activation of the P2Y2 receptor, we expect denufosol to help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions. The manufacture and sale of denufosol tetrasodium is protected in the United States under patents that have claims to the drug substance, the formulation, and method of use which expire in February 2017.

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

Development Status. In October 2007, we completed patient enrollment in TIGER-1, the first of two planned pivotal Phase 3 clinical trials with denufosol tetrasodium inhalation solution for the treatment of cystic fibrosis. The TIGER-1 clinical trial, initiated in July 2006, is a double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in approximately 350 patients with mild cystic fibrosis lung disease at clinical centers across North America. The approximate mean age of patients enrolled in TIGER-1 is 14 years. The clinical trial includes a 24-week efficacy and safety portion, followed by a 24-week open-label denufosol safety extension. All patients have completed the 24-week efficacy portion of the clinical trial and the safety portion is ongoing. The safety data will continue to be reviewed by an independent data monitoring committee that we established for this clinical trial. Based on the timing assumptions described above, we expect to report TIGER-1 top-line efficacy results in mid-year 2008.

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

In February 2008, we initiated patient enrollment in TIGER-2, our second planned pivotal Phase 3 clinical trial, and enrollment is ongoing. The TIGER-2 clinical trial is a 24-week, double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in approximately 350 patients with FEV1 greater than or equal to 75% of predicted normal, with no open-label safety extension. The primary efficacy endpoint is the change from baseline in FEV1 (in liters) at the 24-week time point. Secondary endpoints include other lung function parameters, pulmonary exacerbations, requirements for concomitant cystic fibrosis medications and health related quality of life. Patients aged 5 years and older are eligible for enrollment. The use of standard cystic fibrosis maintenance therapies is permitted during the trial. The use of hypertonic saline is not permitted to be used by those patients enrolled in the clinical trial. Enrollment has begun in U.S. and Canadian sites and we may include sites outside North America, if necessary. We are targeting the TIGER-2 clinical trial to be completed around the same time frame as the carcinogenicity study results (discussed below).

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

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $20 million to $35 million. This estimate includes completing TIGER-1, TIGER-2 and the carcinogenicity study, as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory and any product approval milestones payable to the Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

Development Status. We have filed an Investigational New Drug Application, or IND, for INS115644, the first compound in a series of compounds, and in the first quarter of 2007 we initiated a Phase 1 proof-of-concept dose-ranging clinical trial in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in intraocular pressure. We have completed two cohorts of the clinical trial. Our ability to complete the clinical trial is dependent upon the availability of clinical trial material, which has been limited. As a result, we are currently unable to predict the timing of completion of the clinical trial. Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing. We expect to file an IND for a second compound by the end of 2008.

Discontinued Program - Epinastine nasal spray for allergic rhinitis

Epinastine HCl is a topically active, direct H1-receptor antagonist and inhibitor of histamine release from mast cells that was being developed by us as an intranasal treatment for allergic rhinitis. In February 2006, we acquired certain exclusive rights from Boehringer Ingelheim International GmbH to develop and market epinastine nasal spray in the United States and Canada for the treatment of rhinitis.

On April 23, 2008, we announced that our Phase 3 trial with epinastine nasal spray for the treatment of seasonal allergic rhinitis did not meet its primary endpoint. The 14-day, randomized, double-blind trial in 798 patients evaluated two concentrations of epinastine (0.10% and 0.15%) at two spray volumes compared to placebo in patients with documented seasonal allergic rhinitis during mountain cedar season in south central Texas. The epinastine treatment groups did not achieve statistical significance compared to placebo for the primary efficacy endpoint of average change from baseline for the reflective Total Nasal Symptom Score, defined as the sum of scores for runny nose, itchy nose and sneezing. The drug was well-tolerated and there were no safety concerns in the trial. Based upon the overall data of this program and the current competitive environment in allergic rhinitis, we decided to discontinue development of epinastine nasal spray.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

Revenues

Total revenues were approximately $9.7 million for the three months ended March 31, 2008, as compared to approximately $7.2 million for the same period in 2007. The increase in 2008 revenue of approximately $2.5 million, or 35%, as compared to the same period in 2007, was primarily due to increased co-promotion revenue from net sales of Restasis, as well as product revenue from sales of AzaSite, which we launched in August 2007, partially offset by the full deferral of Elestat revenue, as discussed below.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the three months ended March 31, 2008 were approximately $2.3 million, as compared to none for the same period in 2007. Beginning in July 2007, we started receiving and processing orders for AzaSite as part of the initial stocking of the supply chain in preparation of the August 2007 launch. These initial orders were offered with special terms as stocking incentives for wholesalers. Sales with these special terms were accounted for using the consignment model, which requires that we defer revenue until such time that the product is resold further into the supply chain or the product is no longer subject to the special terms. During the three months ended March 31, 2008, we recognized all of the remaining deferred AzaSite revenue, net of estimated rebates and discounts, of approximately $371,000. Sales made subsequent to this specified “launch” time period include return rights that are customary in the industry. For these orders, we are recording revenue at the date of shipment, when title and substantially all the risks and rewards of ownership has transferred to the customer.

In connection with the launch of AzaSite, we created a managed markets group to establish relationships with wholesalers, commercial managed care organizations, state Medicaid agencies, and Medicare managed care organizations to secure access and reimbursement for AzaSite. We expect that we will continue to increase overall access and reimbursement as these organizations review AzaSite during the course of their normal review cycles. For the three months ended March 31, 2008, there were approximately 47,000 prescriptions written for AzaSite, based on prescription data from IMS Health, representing approximately 1% of all prescriptions in the bacterial conjuctivitis market, defined as both branded and generic single-entity ocular antibiotics. For the three months ended March 31, 2008, the bacterial conjunctivitis market, in terms of precriptions, has decreased approximately 2%, compared to the same period in 2007, based on data as reported by IMS Health.

We expect that AzaSite will exhibit a slight seasonal trend similar to other products in the bacterial conjunctivitis market, with a slight decline in sales during the Summer months when children are typically out of school.

Product Co-Promotion

Co-promotion revenue from net sales of Restasis for the three months ended March 31, 2008 was approximately $7.4 million, as compared to approximately $4.8 million for the same period in 2007. The increase in 2008 co-promotion revenue for Restasis of approximately $2.6 million, or 54%, as compared to the same period in 2007, was primarily due to increased patient usage of Restasis, evidenced by an increase of prescriptions year-over-year, as well as an annual price increase in the first quarter of 2008. In addition, in April 2007, there was a final scheduled increase of the percentage of net sales of Restasis to which we were entitled.

All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. However, less than 2% of our co-promotion revenue from Restasis is derived from sales of Restasis outside of the United States. Restasis, in terms of prescription volume, has grown significantly since it was first launched in April 2003. Total prescriptions, as reported by IMS Health, were approximately 1.1 million for the three months ended March 31, 2008, representing a prescription volume increase of 23% compared to the same period in 2007.

For the three months ended March 31, 2008, Allergan recorded approximately $100 million of revenue from net sales of Restasis, as compared to approximately $78 million for the same period in 2007. On May 7, 2008, Allergan confirmed 2008 guidance for net sales of Restasis to be in the range of $375-405 million.

All co-promotion revenue from net sales of Elestat for the three months ended March 31, 2008 has been deferred, as compared to approximately $2.4 million of revenue recognized for the same period in 2007. Under the co-promotion agreement for Elestat, we are entitled to an escalating percentage of net sales based upon predetermined minimum calendar year net sales target levels that we are obligated to meet. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of our recorded co-promotion revenue are recognized as deferred revenue and will be realized in future quarters of 2008 to the extent additional minimum annual net sales target levels are achieved. For the three months ended March 31, 2008, we have deferred all $3.8 million of co-promotion revenue associated with net sales of Elestat as the minimum annual target level had not been achieved. In comparison, as of March 31, 2007, we had recorded $2.4 million of deferred revenue, in addition to $2.4 million of recognized revenue associated with net sales of Elestat.

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Overall, net sales of Elestat for the three months ended March 31, 2008 have decreased, as compared to the same period in 2007, primarily due to a 14% decline in the U.S. allergic conjunctivitis market, in terms of prescriptions, and a decline of approximately 1% of Elestat’s market share, partially offset by a price increase for Elestat that became effective during the first quarter of 2008.

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

Competition from the introduction of a new branded product and a new generic in 2007 and loss of coverage under state Medicaid plans has caused a decrease in market share for Elestat. Based upon national prescription data from IMS Health, for the three months ended March 31, 2008, Elestat prescriptions represented approximately 8% of the total U.S. allergic conjunctivitis market, as compared to approximately 9% in the same period in 2007. Based on current trends in prescriptions for Elestat, we expect our 2008 market share to remain relatively constant or decline slightly as compared to 2007.

The commercial marketing exclusivity period for Elestat provided under the Hatch-Waxman Act will expire on October 15, 2008, at which time competitors will be able to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict with certainty the time frame of an FDA review of such applications, if any are filed. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. Our ability to gain additional intellectual property protection related to Elestat has been, and continues to be, challenging. To date, no patent protection or any other form of intellectual property protection has been obtained for Elestat, and we cannot provide any assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act on October 15, 2008. If a generic form of Elestat or an over-the-counter form of epinastine for the eye is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease. Loss of our co-promotion revenue from Elestat will materially impact our results of operations and cash flows.

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

Cost of Sales

Cost of sales related to the sales of AzaSite, which was launched in August 2007, were approximately $1.0 million for the three months ended March 31, 2008. Since AzaSite was launched in August 2007, we had no cost of sales for the three months ended March 31, 2007. Cost of sales expense consists of variable and fixed cost components. Variable cost components include the cost of AzaSite inventory sold, changes to our inventory reserve for overstocking or short-dated material, distribution, shipping and logistic service charges from our third-party logistics provider and royalties to InSite Vision on net sales of AzaSite. These variable cost components will increase or decrease depending on the volume of AzaSite sold. Fixed cost components are predominately the amortization of the $19.0 million approval milestone that we paid InSite Vision as part of our licensing agreement.

Certain costs included in cost of sales are subject to annual increases for which we have limited control. We expect that cost of sales will increase in relation to, but not proportionately to, the expected increases in revenue from sales of AzaSite.

Research and Development Expenses

Research and development expenses were approximately $14.8 million for the three months ended March 31, 2008, as compared to approximately $22.8 million for the same period in 2007. The decrease in research and development expenses of approximately $8.0 million, or 35% for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to the February 2007 payment of a $13.0 million upfront licensing fee upon the execution of the agreement with InSite Vision pursuant to which we acquired the exclusive right to commercialize AzaSite in the United States and Canada. Excluding this one-time fee paid in the three months ended March 31, 2007, our research and development expenses associated with our other product candidates’ increased approximately $5.0 million for the three months ended March 31, 2008, as compared to the same period in 2007. Additionally, we incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

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

Our research and development expenses for the three months ended March 31, 2008 and 2007, and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Three Months Ended March 31,				Cumulative from Inception to March 31, 2008%
	2008	%	2007	%
Denufosol tetrasodium for cystic fibrosis	$4,732	32	$2,578	11	$50,879	18

Prolacria (diquafosol tetrasodium) for dry eye disease	3,213	22	428	2	46,532	16

Epinastine nasal spray for allergic rhinitis (1)	2,924	20	3,360	15	19,390	7

INS115644 for glaucoma and related research and development	1,386	9	979	4	10,726	4

AzaSite (2)	652	4	13,115	58	15,250	5
Other research, preclinical and development costs (3)	1,890	13	2,305	10	140,224	50

Total	$14,797	100	$22,765	100	$283,001	100

(1)	On April 23, 2008, we discontinued the development of epinastine nasal spray.
(2)	Expense in 2007 includes a $13.0 million upfront licensing fee upon the signing of the license agreement with InSite Vision.
(3)

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $16.2 million for the three months ended March 31, 2008, as compared to approximately $7.5 million for the same period in 2007. The increase in selling and marketing expenses of approximately $8.7 million, or 115%, for the three months ended March 31, 2008, as compared to the same period in 2007, resulted from an overall increase in various expenses primarily associated with the commercialization of AzaSite, including the expansion of our sales force and creation of our managed markets group, as well as marketing and promotional activities and Phase 4 program costs. In addition, due to the seasonal demand of Elestat, our selling and marketing expenses are generally higher in the first quarter of the year preceding the Spring allergy season. Additionally, we incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

Our commercial organization currently focuses its promotional efforts on approximately 10,500 select pediatricians, primary care physicians, eye care professionals and allergists for AzaSite, Restasis and Elestat. Our selling and marketing expenses include all direct costs associated with the commercial organization, which include our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, fleet management and travel. Our marketing and promotion expenses include product management, promotion, advertising, public relations, Phase 4 clinical trial costs, physician training and continuing medical education and administrative expenses. We adjust the timing, magnitude and targeting of our advertising, promotional, Phase 4 clinical trials and other commercial activities for our products based on seasonal trends and other factors, and accordingly, these costs can fluctuate from period to period.

We have started a variety of comprehensive Phase 4 programs related to AzaSite in order to obtain additional scientific data related to its pharmacokinetic profile, anti-microbial effects, anti-inflammatory effects, and safety and efficacy in other ocular conditions such as lid margin disease. The costs for Phase 4 clinical trials could fluctuate significantly from period to period depending on the magnitude and timing of Phase 4 programs.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches. In addition, if we in-license or out-license rights to products, our selling and marketing expenses may fluctuate significantly from prior periods.

General and Administrative Expenses

General and administrative expenses were approximately $3.5 million for the three months ended March 31, 2008, as compared to approximately $3.6 million for the same period in 2007. The slight decrease in general and administrative expenses of approximately $100,000, or 3%, for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to lower legal and administrative expenses as a result of lower legal expenses associated with our stockholder litigation and SEC investigation partially offset by a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Future general and administrative expenses will depend on the level of our future research and development and commercialization activities, as well as the level of legal and administrative expenses incurred related to our SEC investigation and stockholder litigation and the extent to which these legal expenses are reimbursed by insurance. (See “Litigation” and “SEC Investigation” described elsewhere in this report).

Other Income/(Expense)

Other expense, net was approximately $61,000 for the three months ended March 31, 2008, as compared to other income, net of approximately $606,000 in the same period in 2007. Other income fluctuates from year to year based upon fluctuations in the interest income earned on variable cash and investment balances and realized gains and losses on investments offset by interest expense on debt and capital lease obligations.

The decrease in other income of approximately $667,000 for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to an increase in interest expense of approximately $797,000 associated with additional borrowings of an aggregate of $40.0 million in May and June of 2007 under our term loan facility. Interest income earned on our cash and investments was approximately $1.2 million for the three months ended March 31, 2008, as compared to $1.1 million for the same period in 2007. Although our average cash and investments balance was significantly higher during the three months ended March 31, 2008, our interest income was negatively impacted due to experiencing a lower rate of return during the three months ended March 31, 2008, as compared to the same period in 2007. Future other income will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of equity securities, including private sales of preferred stock and public offerings of common stock and, to a lesser extent, through our term loan facility. We also currently receive co-promotion revenue from net sales of Restasis and Elestat, and product revenue from net sales of AzaSite. We do not expect our 2008 revenue to exceed our operating expenses.

At March 31, 2008, we had net working capital of approximately $80.7 million, a decrease of approximately $27.0 million from approximately $107.7 million at December 31, 2007. The decrease in working capital was principally due to the funding of normal operating expenses associated with commercialization activities and the development of our product candidates. Additionally, we have made interest and principal payments on our term loan facility. Our principal sources of liquidity at March 31, 2008 were approximately $89.4 million in cash and cash equivalents and approximately $18.9 million in investments, which are considered available-for-sale.

On July 20, 2007, we completed a sale of preferred stock to Warburg Pincus Private Equity IX, L.P. pursuant to which we sold 140,186 shares of our Exchangeable Preferred Stock at a price per share of $535.00, for net proceeds of $73.6 million. The Exchangeable Preferred Stock was exchanged for 14,018,600 shares of common stock on October 31, 2007. We filed a Form S-3 registration statement to register the shares of common stock, which was declared effective in January 2008.

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $54.9 million was outstanding as of March 31, 2008. We make principal and interest payments on a monthly basis after a six-month interest-free period following each advance, and all loan advances made under the agreement have a final maturity date in March 2011.

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

2008 Financial Guidance

As previously disclosed, based upon current AzaSite, Restasis and Elestat trends, we expect to record 2008 aggregate revenue in the range of $62-$76 million and expect 2008 total operating expenses to be in the range of $109-$129 million. Cost of sales, which includes the amortization of the AzaSite approval milestone and royalty obligations to InSite Vision, is expected to be in the range of $5-$8 million and is included as a component of total operating expenses. Total estimated selling and marketing and general and administrative expenses are estimated to be in the range of $50-$57 million and $14-$18 million, respectively. Research and development expenses associated with the further development of our product candidates are estimated to be in the range of $42-$54 million. Included within our operating expenses guidance are projected stock-based compensation costs of approximately $5 million. This estimate is based on the unvested portion of stock options and restricted stock units outstanding as of December 31, 2007, our current stock price, and an anticipated level of share-based payments granted during 2008. Should our stock price or strategy change significantly from its current level or plan, and/or if our anticipated headcount or level of share-based payments changes, actual stock-based compensation expense could change significantly from this projection. Stock-based compensation expense for the three months ended March 31, 2008 was $1.1 million.

Our actual 2008 financial results will be highly dependent on the clinical and regulatory developments and corporate plans for our denufosol, Prolacria and glaucoma programs, as well as revenue from AzaSite product sales. Our ability to remain within our operating expense target range is subject to multiple factors including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates, unanticipated professional fees or settlements associated with our stockholder litigation or SEC investigation and other factors described under the Risk Factors located elsewhere in this report.

Cash utilization in 2008 is expected to be in the range of $50-$80 million and incorporates $14 million of principal repayment on our outstanding debt. For the three months ended March 31, 2008, our cash utilization was approximately $30.6 million. Our commercial and planned development activities in the first quarter of 2008 were considered to be the largest of the four quarters of 2008. Accordingly, we expect that our cash utilization will be lower throughout the remainder of 2008, based on anticipated AzaSite and Restasis revenue growth, seasonal increases in Elestat sales and planned research and development and commercial activities. Based on current operating plans, we expect our cash and investments to provide liquidity through 2009. Our liquidity needs will largely be determined by the commercial success of our products and key development and regulatory events. In order for us to continue operations substantially beyond 2009 we will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, which would trigger milestone payments to us, (3) out-license rights to certain of our product candidates, pursuant to which we would receive income, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) restructure operations. Additionally, we currently have the ability to sell approximately $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement which we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. We are in compliance with all of the covenants under our loan and security agreement.

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

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have since had further discussions and meetings with, and have provided further written submissions to, the SEC staff.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. In addition, recognition of revenue from product co-promotion is affected by certain estimates and judgments made by Allergan on which we rely when recording this revenue. We routinely evaluate our estimates and policies regarding revenue recognition, product rebates and incentives, inventory and manufacturing, taxes, stock-based compensation expense, clinical trial, preclinical/toxicology, research and other service liabilities.

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

Product Revenues

We recognize revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, we sell AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial healthcare organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of March 31, 2008, we have reserved approximately $752,000 for sales incentives.

In addition to SAB No. 104, our ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists,” or SFAS No. 48, as issued by the Financial Accounting Standards Board, or FASB. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Customers will be able to return short-dated or expired AzaSite that meet the guidelines set forth in our return goods policy. Our return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, we are required to estimate the level of sales that will ultimately be returned pursuant to our return policy and to record a related reserve at the time of sale. These amounts are deducted from our gross sales of AzaSite in determining our net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and our own historical experience with AzaSite. We also consider other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of March 31, 2008, we have reserved approximately $165,000 for potential returns of AzaSite.

Immediately preceding the launch of AzaSite, we offered wholesalers stocking incentives that allowed for extended payment terms, product discounts, and guaranteed sale provisions (collectively, “special terms”). These special terms were only offered during a specified time period of approximately one month prior to the August 13, 2007 launch of AzaSite. Any sales of AzaSite made under these special term provisions were accounted for using a consignment model since substantially all the risks and rewards of ownership did not transfer upon shipment. Under the consignment model, we did not recognize revenue upon shipment of AzaSite purchased with the special terms, but recorded deferred revenue at gross invoice sales price, less all appropriate discounts and rebates, and accounted for AzaSite inventory held by the wholesalers as consignment inventory. We recognized the revenue from these sales with special terms at the earlier of when the inventory of AzaSite held by the wholesalers was sold through to the wholesalers’ customers or when such inventory of AzaSite was no longer subject to these special terms. For the three months ended March 31, 2008, we recognized all of the remaining net deferred revenue of $371,000 related to sales of AzaSite considered consignment. All sales subsequent to this specified “launch” time period include return rights and pricing that are customary in the industry.

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

Product Co-promotion Revenues

We recognize co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to us by Allergan. We actively promote both Restasis and Elestat through our commercial organization and share in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s net sales for both Restasis and Elestat, reported to us by Allergan, as co-promotion revenue. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. Since our launch of Elestat, the amount of rebates associated with our incentive programs in each fiscal year was less than one-half of one percent of our co-promotion revenues. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. As of March 31, 2008 and 2007, we had deferred revenue associated with sales of Elestat of $3.8 million and $2.4 million, respectively.

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

Inventories

Our inventories are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of March 31, 2008, our inventory balance is net of a $125,000 reserve for potential overstocking.

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

Stock-Based Compensation Expense

We recognize stock-based compensation expense in accordance with SFAS No. 123(R) “Share-Based Payment,” which requires us to measure compensation cost for share-based payment awards at fair value and recognize compensation expense over the service period for awards expected to vest. We utilize the Black-Scholes option-pricing model to value our awards and recognize compensation expense on a straight-line basis over the vesting periods of our awards. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Our expected volatility is determined based on our own historical volatility. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

See Note 6 “Stock-Based Compensation” for additional discussion of the impact of adopting SFAS No. 123(R).

Impact of Inflation

Although it is difficult to predict the impact of inflation on our costs and revenues in connection with our products, we do not anticipate that inflation will materially impact our costs of operation or the profitability of our products when marketed. However, as inflation impacts our cost of sales, employee compensation and services that we use, we continually seek to mitigate the adverse effects of inflation through cost containment measures and improved productivity.

Impact of Recently Issued Accounting Pronouncements

In November 2007, the EITF of the FASB reached consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF Issue No. 07-1. EITF Issue No. 07-1 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. EITF Issue No. 07-1 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2007. As of January 1, 2008, we have adopted EITF 07-1 and there was no material impact to our financial statements.

In June 2007, the EITF of the FASB reached consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF Issue No. 07-3. EITF Issue No. 07-3 addresses the issue of when to record nonrefundable advance payments for goods or services that will be used or rendered for research and development activities as expenses. The EITF has concluded that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as the goods are delivered or the related services are performed. EITF Issue No. 07-3 is effective for fiscal years beginning after December 15, 2007. As of January 1, 2008, we have adopted EITF Issue No. 07-3 and there was no material impact to our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for financial assets and liabilities existing at January 1, 2008 that were not already measured at fair value or newly transacted in the three months ended March 31, 2008. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. In November 2007, the FASB elected to defer for one year the implementation of SFAS No. 157 for certain non-financial assets and liabilities. We are evaluating the impact, if any, that SFAS No. 157 will have on our non-financial assets and liabilities covered under this deferral. As of January 1, 2008, we have adopted SFAS No. 157 and there was no material impact on the fair value measure of our financial and non-financial assets and liabilities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our term loan facility.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including United States government and government agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. As of March 31, 2008, cash equivalents consisted of an $8.5 million money market account, $66.8 million concentrated in two money market funds and $10.5 million of marketable debt securities maturing in less than 90 days. Our investment portfolio as of March 31, 2008 consisted solely of corporate notes and bonds and commercial paper and had an average maturity of less than 12 months, using the stated maturity or reset maturity dates associated with individual maturities as the basis for the calculation. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At March 31, 2008, our portfolio of available-for-sale investments consisted of approximately $12.0 million of investments maturing within one year and approximately $6.9 million of investments maturing after one year but within 36 months. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates.

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. In 2007, mortgage-backed securities referencing sub-prime consumer mortgages experienced a significant increase in default rates, resulting in devaluation of asset prices and reduction in market liquidity. We reduced our exposure to such additional market risk and associated credit risk by eliminating our investments in mortgage-backed and auction rate securities during 2007. As of March 31, 2008, we do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

Our risk associated with fluctuating interest expense is limited to future capital leases and other short-term debt obligations we may incur in our normal operations. The interest rates on our long-term debt borrowings under the term loan facility are fixed and as a result, interest due on borrowings are not impacted by changes in market-based interest rates.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. of $200,000 as of March 31, 2008. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company. We have established policies and procedures for assessing market and foreign exchange risk. As of March 31, 2008, we did not have any material foreign currency hedges.

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

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have since had further discussions and meetings with, and have provided further written submissions to, the SEC staff.

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

The commercial exclusivity period for Elestat under the Hatch-Waxman Act will expire on October 15, 2008, at which time competitors will be able to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. We cannot predict with certainty the time frame of an FDA review of such applications, if any are filed. We are aware that several generic pharmaceutical companies have expressed intent to commercialize the ocular form of epinastine after the commercial exclusivity period expires. Our ability to gain additional intellectual property protection related to Elestat has been, and continues to be, challenging. To date, no patent protection or any other form of intellectual property protection has been obtained for Elestat, and we cannot provide any assurance that any form of intellectual property protection covering Elestat will be possible in the United States after the expiration of the commercial exclusivity period under the Hatch-Waxman Act on October 15, 2008. If a generic form of Elestat or an over-the-counter form of epinastine for the eye is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease. Loss of our co-promotion revenue from Elestat will materially impact our results of operations and cash flows.

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

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of Restasis and Elestat. It is our understanding that Allergan relies upon an arrangement with a single third party for the manufacture and supply of active pharmaceutical ingredients, or APIs, for each of Restasis and Elestat. Allergan then completes the manufacturing process to yield finished product.

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

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for Prolacria and denufosol. Delays in any aspect of implementing the manufacturing process could cause significant development delays and increased costs.

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

We are subject to multiple state and federal laws pertaining to health care fraud and abuse. Pharmaceutical pricing, sales, and marketing programs and arrangements, and related business practices in the health care industry generally are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial, and administrative entities. Many health care laws, including the federal and state anti-kickback laws and federal and state statutory and common law false claims laws, have been construed broadly by the courts and permit government entities to exercise considerable discretion. In the event that any of these government entities believed that wrongdoing had occurred, one or more of them could institute civil administrative or criminal proceedings which, if instituted and resolved unfavorably, could subject us to substantial fines, penalties, and injunctive and administrative remedies, including exclusion from government reimbursement programs. We cannot predict whether any investigations would affect our marketing or sales practices. Any such result could have a material adverse impact on our results of operations, cash flows, financial condition, and our business. Such investigations could be costly, divert management’s attention from our business, and result in damage to our reputation. We cannot guarantee that measures that we have taken to prevent violations, including our corporate compliance program, will protect us from future violations, lawsuits or investigations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant negative impact on our business, including the imposition of significant fines or other sanctions.

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

The Wells Notices provide notification of the SEC staff’s determination that it intends to recommend to the SEC that it bring a civil action against us and the two officers regarding possible violations of Section 17(a) of the

Securities Act of 1933, Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-14 thereunder. Under the process established by the SEC, we and the two officers have the opportunity to respond in writing to the Wells Notice before the staff makes any formal recommendation to the SEC regarding what action, if any, should be brought by the SEC. We and the officers receiving these notices provided written submissions to the SEC in response to the Wells Notices during December 2006, and have since had further discussions and meetings with, and have provided further written submissions to, the SEC staff.

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

Our revenues may fluctuate from period to period due in part to:

•

Fluctuations in future sales of AzaSite, Restasis and Elestat due to competition, the intensity of an allergy season, disease prevalence, manufacturing difficulties, reimbursement and pricing under commercial or government plans, seasonality, or other factors that affect the sales of a product;

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

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $35.6 million in the three months ended March 31, 2008, and were approximately $114.5 million for the year ended December 31, 2007. Our cash, cash equivalents and investments totaled approximately $109.1 million on March 31, 2008.

We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The size and scope of our marketing programs;

•	Our ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing or future collaborations and licensing agreements;

•	Progress by our collaborators with respect to the development of product candidates;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The timing and amount of debt repayment requirements;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to SEC investigations;

•	The costs involved in enforcing patent claims and other intellectual property rights, including costs associated with enhancing market exclusivity for Elestat; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Restasis and Elestat;

•	The receipt of revenue from wholesalers and other customers on net sales of AzaSite;

•	The ability to generate sufficient sales of AzaSite;

•	The receipt or payment of milestone payments under our collaborative agreements;

•	The ability to obtain approval from the FDA for Prolacria;

•	Our ability to obtain approval from the FDA for any of our other product candidates; and

•	Payments from existing and future collaborators.

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

We have experienced significant losses since inception. We incurred net operating losses of approximately $25.9 million for the three months ended March 31, 2008, and approximately $63.7 million for the year ended December 31, 2007. As of March 31, 2008, our accumulated deficit was approximately $334.8 million. We currently expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

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

Our business strategy depends to some extent upon the formation of research collaborations, licensing and/or marketing arrangements. We currently have collaboration agreements with several collaborators, including Allergan, InSite Vision and Santen. The termination of any collaboration will result in the loss of any unmet development or commercial milestone payments, may lead to delays in product development and disputes over technology rights, and may reduce our ability to enter into collaborations with other potential partners. In the event we breach an agreement with a collaborator, the collaborator is entitled to terminate our agreement with them in the event we do not cure the breach within a specified period of time, which is typically 60 or 90 days from the notice date. With respect to the Allergan collaboration, in the event we become an affiliate of a third party that manufactures, markets or sells any then currently promoted prescription ophthalmic product, Allergan will have the right to terminate our Elestat Co-Promotion Agreement, which right must be exercised within 3 months of the occurrence of such event. If we do not maintain our current collaborations, or establish additional research and development collaborations or licensing arrangements, it will be difficult to develop and commercialize potential products. Any future collaborations or licensing arrangements may not be on terms favorable to us.

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

On July 17, 2007, we entered into a Securities Purchase Agreement with Warburg Pincus Private Equity IX, L.P., or Warburg, pursuant to which we sold an aggregate of 140,186 shares of Series A Exchangeable Preferred Stock. In October 2007, our stockholders approved the exchange of all outstanding Series A Exchangeable Preferred Stock for 14,018,600 shares of our common stock. As of March 31, 2008, this represented approximately 25% of our outstanding common stock. Additionally, we amended the terms of our stockholder rights plan, which allows Warburg and its affiliates to acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities plus outstanding Exchangeable Preferred Stock on an as exchanged to common stock basis, without triggering the provisions of the stockholder rights plan. Pursuant to the Securities Purchase Agreement, Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, effective July 20, 2007, our Board of Directors elected Jonathan S. Leff as a Class C member of the Board of Directors. As a result of the foregoing, Warburg will be able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of March 31, 2008, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 48% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales of securities may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of March 31, 2008, there were 56,581,571 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act of 1933, unless purchased by our affiliates. We have also filed a registration statement on Form S-3 for all 14,018,600 shares of common stock held by Warburg as the result of the Warburg transaction. In addition, we have the ability to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which we filed with the SEC on March 9, 2007. Up to 15,178,571 shares of our common stock are issued or issuable upon exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our Amended and Restated 2005 Equity Compensation Plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act of 1933 and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

Our Rights Agreement, the provisions of our Change in Control Severance Benefit Plans, the anti-takeover provisions in our Restated Certificate of Incorporation and Amended and Restated Bylaws, and our right to issue preferred stock, may discourage a third party from making a take-over offer that could be beneficial to us and our stockholders and may make it difficult for stockholders to replace our Board of Directors and effect a change in our management if they desire to do so.

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

Our employees are covered under Change in Control Severance Benefit Plans which provide severance benefits as of the date on which a change in control occurs. The plans would increase the acquisition costs to a purchasing company that triggers the change in control provisions and as a result, may delay or prevent a change in control.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

10.1	Inspire Pharmaceuticals, Inc. Executive Change in Control Severance Benefit Plan, effective as of March 29, 2008.

10.2	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan, amended and restated as of March 29, 2008.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: May 9, 2008	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer (principal executive officer)

Date: May 9, 2008	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer (principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

10.1	Inspire Pharmaceuticals, Inc. Executive Change in Control Severance Benefit Plan, effective as of March 29, 2008.

10.2	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan, amended and restated as of March 29, 2008.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.