Form 10-Q
period 2008-06-30
INSPIRE PHARMACEUTICALS INC
filed 2008-08-11
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008, there were 56,619,324 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$79,154	$101,892
Investments	9,111	28,129
Trade receivables, net	19,964	12,974
Prepaid expenses and other receivables	3,629	4,617
Inventories, net	1,093	1,280
Other assets	454	614

Total current assets	113,405	149,506

Property and equipment, net	2,978	2,826
Investments	6,146	9,703
Intangibles, net	17,140	17,937
Other assets	375	531

Total assets	$140,044	$180,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,736	$13,592
Accrued expenses	13,513	13,795
Deferred revenue	2,631	371
Short-term debt and capital leases	17,767	14,097

Total current liabilities	40,647	41,855

Long-term debt and capital leases	34,565	43,604
Other long-term liabilities	3,300	3,351

Total liabilities	78,512	88,810

Commitments and contingencies (See Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 56,619 and 56,501 shares issued and outstanding, respectively	57	57
Additional paid-in capital	402,628	400,460
Accumulated other comprehensive income/(loss)	(13)	41
Accumulated deficit	(341,140)	(308,865)

Total stockholders’ equity	$61,532	$91,693

Total liabilities and stockholders’ equity	$140,044	$180,503

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues:
Product sales, net	$4,076	$—	$6,355	$—
Product co-promotion	16,658	15,361	24,082	22,565
Collaborative research and development	1,250	—	1,250	—

Total revenue	21,984	15,361	31,687	22,565

Operating expenses:
Cost of sales	1,643	—	2,650	—
Research and development	9,808	7,975	24,605	30,740
Selling and marketing	12,915	10,347	29,120	17,868
General and administrative	3,493	3,127	7,039	6,766

Total operating expenses	27,859	21,449	63,414	55,374

Loss from operations	(5,875)	(6,088)	(31,727)	(32,809)

Other income/(expense):
Interest income	706	827	1,897	1,888
Interest expense	(1,193)	(590)	(2,445)	(1,045)
Loss on investments	—	(26)	—	(26)

Other income/(expense), net	(487)	211	(548)	817

Net loss	$(6,362)	$(5,877)	$(32,275)	$(31,992)

Basic and diluted net loss per common share	$(0.11)	$(0.14)	$(0.57)	$(0.76)

Weighted average common shares used in computing basic and diluted net loss per common share	56,601	42,404	56,577	42,339

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(32,275)	$(31,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,084	484
Depreciation of property and equipment	459	418
Loss on disposal of property and equipment	5	—
Loss on investments	—	26
Increase in inventory valuation reserve	200	—
Stock-based compensation expense	2,126	1,088
Changes in operating assets and liabilities:
Trade receivables	(6,990)	(4,392)
Prepaid expenses and other receivables	946	(863)
Inventories	(13)	(1,094)
Other assets	(45)	—
Accounts payable	(6,782)	267
Accrued expenses and other liabilities	(291)	3,006
Deferred revenue	2,260	—

Net cash used in operating activities	(39,316)	(33,052)

Cash flows from investing activities:
Purchase of investments	(2,574)	(19,237)
Proceeds from sale of investments	25,095	40,913
AzaSite milestone payment	—	(19,000)
Purchase of property and equipment	(616)	(1,118)

Net cash provided by investing activities	21,905	1,558

Cash flows from financing activities:
Proceeds from long-term debt	—	20,000
Issuance of common stock, net	42	253
Debt issuance cost	—	(50)
Payments on notes payable and capital lease obligations	(5,369)	(716)

Net cash (used in)/provided by financing activities	(5,327)	19,487

Decrease in cash and cash equivalents	(22,738)	(12,007)
Cash and cash equivalents, beginning of period	101,892	50,190

Cash and cash equivalents, end of period	$79,154	$38,183

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

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through 2009. The Company’s liquidity needs will largely be determined by the commercial success of its products and key development and regulatory events. In order to continue its operations substantially beyond 2009 it will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, which would trigger milestone payments to the Company, (3) out-license rights to certain of its product candidates, pursuant to which the Company would receive income, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs, and/or (6) restructure operations. The Company currently receives revenue from sales of AzaSite® (azithromycin ophthalmic solution) 1% and its co-promotion of Restasis® (cyclosporine ophthalmic emulsion) 0.05% and Elestat® (epinastine HCl ophthalmic solution) 0.05%. The Company will continue to incur operating losses until product and co-promotion revenues reach a level sufficient to support ongoing operations. AzaSite is a trademark owned by InSite Vision Incorporated (“InSite Vision”). Restasis and Elestat are trademarks owned by Allergan, Inc. (“Allergan”).

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended June 30, 2008 and 2007 does not include 185 and 453, respectively, and for the six months ended June 30, 2008 and 2007 does not include 221 and 502, respectively, of potential common shares, as their impact would be antidilutive.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone to InSite Vision. The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of June 30, 2008, the Company had $1,860 in accumulated amortization related to this milestone.

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

Debt

In December 2006, the Company entered into a loan and security agreement with two participating financial institutions, which provided a term loan facility to the Company in an aggregate amount of $40,000. In June 2007, the Company amended the loan and security agreement with the two participating financial institutions to enable the Company to draw upon a new supplemental term loan facility in the amount $20,000, effectively increasing the total term loan facility to $60,000. The Company has borrowed the full $60,000 available under the term loan facility. The interest rates associated with the individual borrowings under the facility range from approximately 7.6% to 8.0%. As of June 30, 2008, the Company had net borrowings under the term loan facility of $52,275. The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011.

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

Product Revenues

The Company recognizes revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

13, 2007 launch. In the United States, the Company sells AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial healthcare organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of June 30, 2008 and December 31, 2007, the Company had net reserves of approximately $967 and $235, respectively, for sales incentives.

In addition to SAB No. 104, the Company’s ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”), as issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in the Company’s return goods policy. The Company’s return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, the Company is required to estimate the level of sales that will ultimately be returned pursuant to its return policy and to record a related reserve at the time of sale. These amounts are deducted from the Company’s gross sales of AzaSite in determining its net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and the Company’s own historical experience with AzaSite. The Company also considers other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of June 30, 2008 and December 31, 2007, the Company had net reserves of approximately $300 and $95, respectively, for potential returns of AzaSite.

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

Product Co-promotion Revenues

The Company recognizes co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. The Company actively promotes both Restasis and

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Elestat through its commercial organization and shares in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, the Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s net sales for both Restasis and Elestat, reported to Inspire by Allergan, as co-promotion revenue. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. Since the launch of Elestat, the amount of rebates associated with the Company’s incentive programs in each fiscal year was less than one-half of one percent of co-promotion revenues. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. As of June 30, 2008, the Company had not achieved its minimum annual 2008 net sales target level and had deferred revenue associated with net sales of Elestat of $2,631. The Company achieved its annual 2007 net sales target level during the three-month period ended June 30, 2007.

Collaborative Research and Development Revenues

The Company recognizes revenue under its collaborative research and development agreements when it has performed services under such agreements or when the Company or its collaborative partner have met a contractual milestone triggering a payment to the Company. The Company recognizes revenue from its research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by the Company’s management and the progress towards agreed upon development events as set forth in the collaborative agreements. These estimates are subject to revision as the Company’s development efforts progress and it gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by its collaborative partners or the Company. This collaborative research revenue is recognized upon the achievement and acknowledgement of the Company’s collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, the Company’s revenue recognized under its collaborative research and development agreements may fluctuate significantly from period to period. For the three

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

months ended June 30, 2008, the Company recognized $1,250 of collaborative research and development revenue from Santen Pharmaceutical Co., Ltd. upon the completion of its Phase 3 clinical testing.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $13 of unrealized losses and $41 of unrealized gains on its investments that are classified as accumulated other comprehensive income/(loss) at June 30, 2008 and December 31, 2007, respectively. Comprehensive loss consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(6,362)	$(5,877)	$(32,275)	$(31,992)
Adjustment for realized losses in net loss	—	26	—	26
Change in unrealized gains/(losses) on investments	(90)	(28)	(54)	32

Total comprehensive loss	$(6,452)	$(5,879)	$(32,329)	$(31,934)

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

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 85% of all AzaSite product sales in the six months ended June 30, 2008. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Restasis and Elestat under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

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

The Company’s inventories are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	June 30, 2008	December 31, 2007
Finished Goods	$283	$669
Raw Materials	537	533
Work-in-Process	448	189
Consignment Inventory at Wholesalers	—	14

Total Inventories	$1,268	$1,405
Less Valuation Reserve	(175)	(125)

Total Inventories, net	$1,093	$1,280

As of December 31, 2007, the Company had established an inventory valuation reserve for potential overstocking and short-dated product of $125. During the three months ended June 30, 2008, the Company increased its valuation reserve by an additional $200 for potential short-dated product. Also, during the three months ended June 30, 2008, the Company wrote-off approximately $150 of short-dated product from finished goods which resulted in a remaining inventory valuation reserve of approximately $175.

4.	Recent Accounting Pronouncements

In November 2007, the EITF of the FASB reached consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF Issue No. 07-1”). EITF Issue No. 07-1 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. EITF Issue No. 07-1 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008. As of January 1, 2008, the Company has adopted EITF Issue No. 07-1 and there was no material impact to its financial statements.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 that were not already measured at fair value or newly transacted in the six months ended June 30, 2008. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by SFAS No. 159.

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

The Company adopted the provisions of SFAS No. 157 effective January 1, 2008. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. In accordance with the provisions of FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, that SFAS No. 157 will have on its non-financial assets and liabilities.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance as of June 30, 2008
Cash equivalents	$67,397	$—	$67,397
Investments:
Available-for-sale securities	—	14,442	14,442

Total	$67,397	$14,442	$81,839

Level 1 cash equivalents consist of investments concentrated in two money market funds which are primarily invested in repurchase agreements, treasury securities, commercial paper and variable rate instruments. Level 2 investments in available-for-sale securities consist of corporate bonds and commercial paper. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. The Company’s investment policy dictates that investments in money market instruments are limited to those that have a rating of at least A-1 and P-1 according to Standard & Poor’s and Moody’s Investor Services, respectively. Likewise, for investments made in corporate obligations the Company’s investment policy requires ratings of at least A according to Standard & Poor’s and Moody’s Investor Services. The fair value of the Company’s cash equivalents and available-for-sale securities are determined through quoted market prices, broker or dealer quotations, or other observable inputs.

6.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” For the three months ended June 30, 2008 and 2007, the Company recognized total compensation expense of $1,072 and $642, respectively, and for the six months ended June 30, 2008 and 2007, the Company recognized total compensation expense of $2,126 and $1,088, respectively, related to its two equity compensation plans.

Total stock-based compensation was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$332	$189	$642	$315
Selling and marketing	307	182	628	297
General and administrative	433	271	856	476

Total stock-based compensation expense	$1,072	$642	$2,126	$1,088

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the Amended and Restated 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, officers, employees and consultants. The 1995 Stock Plan allows for the

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

granting of non-qualified stock options and restricted stock to directors, officers, employees and consultants. The 2005 Plan allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At June 30, 2008, there were 102 and 3,307 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

Basis for Fair Value Estimate of Share-Based Payments

The Company uses its own historical volatility to estimate its future volatility. Actual volatility and future changes in estimated volatility may differ substantially from the Company’s current estimates.

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

	Stock Options for
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.06%	4.83%	2.57%	4.72%
Dividend yield	0%	0%	0%	0%
Expected volatility	64%	69%	64%	69%
Expected life of options (years)	4.6	4.1	4.2	4.0
Weighted average fair value of grants	$2.12	$3.39	$2.02	$3.42

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,268	$9.01	4.9	$3,721
Granted	1,014	3.96
Exercised	(118)	(0.36)
Forfeited/cancelled/expired	(137)	(6.12)

Outstanding at June 30, 2008	9,027	$8.60	4.4	$1,059

Vested and exercisable at June 30, 2008	5,834	$10.43	4.2	$607

Total intrinsic value of stock options exercised for the six months ended June 30, 2008 was $423. Cash received from stock option exercises for the six months ended June 30, 2008 was $42. Due to the Company’s net loss position, no windfall tax benefits have been realized during the six months ended June 30, 2008. As of June 30, 2008, approximately $7,878 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.2 years.

The value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the restricted stock units had a total fair value of $811. As of June 30, 2008, there were 195 restricted stock units outstanding, of which 39 were vested. Additionally, approximately $422 of unrecognized share-based compensation expense related to unvested restricted stock units is expected to be recognized over the next 3.1 years.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our product candidates and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. The most significant known risks are discussed in the section entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our revenues are difficult to predict and depend on numerous factors. We launched AzaSite in August 2007 and began recording product revenue in the third quarter of 2007. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite; physician and patient acceptance of AzaSite; competitor response to the launch of AzaSite; as well as discounts, pricing and coverage on governmental and commercial formularies; are all factors, among others, that will impact the level of revenue recorded for AzaSite in subsequent periods. Our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our co-promotion agreements. Our co-promotion revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion revenues are the extent and effectiveness of Allergan’s sales and marketing efforts as well as our own sales and marketing efforts, coverage and reimbursement under Medicare Part D and Medicaid programs, and the sales and marketing activities of competitors. In addition, the commercial marketing exclusivity period for Elestat provided under the Hatch-Waxman Act will expire on October 15, 2008, at which time competitors will be able to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. If a generic form of Elestat or an over-the-counter form of epinastine for the eye is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

OVERVIEW

We are a biopharmaceutical company focused on discovering, developing and commercializing prescription pharmaceutical products for ophthalmic and pulmonary diseases. Our goal is to build and commercialize a sustainable pipeline of innovative new treatments based upon our technical and scientific expertise. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS IN THE UNITED STATES
Products

AzaSite®	Bacterial conjunctivitis	InSite Vision	Promoting

Restasis®	Dry eye disease	Allergan	Co-promoting

Elestat®	Allergic conjunctivitis	Allergan	Co-promoting

Product Candidates in Clinical Development

ProlacriaTM (diquafosol tetrasodium)	Dry eye disease	Allergan; Santen Pharmaceutical	Phase 3; Approvable (2)

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

INS115644	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See our Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed description of our agreements with these collaborative partners.
(2)	In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. We have received two approvable letters from the FDA (in December 2003 and December 2005). Additionally, Santen filed an application for manufacturing and marketing approval of a different formulation of diquafosol tetrasodium with the Japanese Ministry of Health, Labour and Welfare on May 30, 2008.

We employ a U.S. sales force for the promotion of AzaSite for bacterial conjunctivitis, Restasis for dry eye disease and Elestat for allergic conjunctivitis. AzaSite is a trademark owned by InSite Vision Incorporated, or InSite Vision. Restasis, Elestat and Prolacria are trademarks owned by Allergan, Inc., or Allergan.

Our ophthalmic products and product candidates are currently concentrated in the allergic conjunctivitis, bacterial conjunctivitis, dry eye disease and glaucoma indications. Our pulmonary product candidate is for the treatment of respiratory complications of cystic fibrosis.

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

In February 2007, we entered into a license agreement with InSite Vision pursuant to which we acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin for use in the treatment of human ocular or ophthalmic indications. The license agreement grants us exclusive rights to develop, make, use, market, commercialize and sell the products in the United States and Canada and their respective territories. We are obligated to pay InSite Vision royalties on net sales of AzaSite in the United States and Canada.

In August 2007, we launched AzaSite in the United States and are promoting it to select eye care professionals, pediatricians and primary care providers. The manufacture and sale of AzaSite is protected in the United States under use and formulation patents which expire in March 2019.

During 2008, we have been working to expand the scientific database related to AzaSite through a comprehensive series of Phase 4 clinical trials. These clinical trials are aimed at further evaluating the profile of the azithromycin molecule, as well as the safety and efficacy of AzaSite in other ocular conditions, such as lid margin disease, which includes meibomian gland disease and blepharitis. We have recently received positive results from three small open-label Phase 4 clinical trials and additional trials are underway.

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

In June 2001, we entered into an agreement with Allergan to develop and commercialize our product candidate, Prolacria (diquafosol tetrasodium), for the treatment of dry eye disease. The agreement also provided us with a royalty on worldwide (except most Asian markets) net sales of Allergan’s Restasis and granted us the right to co-promote Restasis in the United States.

In January 2004, we began co-promotion of Restasis to eye care professionals and allergists in the United States. We began receiving co-promotion revenue on Allergan’s net sales of Restasis in April 2004. The manufacture and sale of Restasis is protected in the United States under a use patent which expires in August 2009 and a formulation patent which expires in May 2014.

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

We are developing Prolacria as an eye drop for dry eye disease. If approved, Prolacria could be the second FDA approved pharmacologically active agent to treat dry eye disease and the first one with this mechanism of action. Since Prolacria and Restasis have different mechanisms of action, we consider them complementary products and, if

Prolacria is approved by the FDA, we believe there is commercial opportunity for both of these products. The manufacture and sale of Prolacria is protected in the United States under drug substance and formulation patents which expire in July 2016 as well as under use patents which expire in February 2017, subject to any applicable patent restoration which may extend protection up to an additional 5 years.

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

During 2006 and 2007, we conducted meetings with the FDA, primarily to identify a clinical trial design that the FDA and Inspire agreed was appropriate and reasonable to continue our clinical development of Prolacria for dry eye disease. Based upon analysis of our historical clinical trial data, input from experts in the dry eye field, and discussions with the FDA, we are focusing our future development on evaluating the effects of Prolacria on the central region of the cornea, as measured by fluorescein staining scores. In October 2007, we entered into a clinical services agreement with Ophthalmic Research Associates Inc., or ORA, to gain access to its proprietary dry eye model (i.e., the controlled adverse environment or dry eye chamber). The agreement contemplates conducting various studies in a step-wise approach to facilitate optimal clinical trial design for possible future clinical development of Prolacria. During the first half of 2008, we conducted and completed a pilot clinical trial studying Prolacria in ORA’s proprietary dry eye model in approximately 260 patients. The purpose of this pilot trial was to help determine an appropriate clinical trial design to be used for a potential pivotal Phase 3 clinical trial. We are in the process of analyzing data from this pilot trial and are on track to provide an update on this program by the end of the third quarter of 2008.

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

Our partner, Santen Pharmaceutical Co., Ltd., or Santen, is currently developing a different formulation of diquafosol tetrasodium, which it refers to as DE-089, in Japan. Our agreement with Santen allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries and provides for certain milestones to be earned by us upon achievement of development milestones by Santen. In May 2008, Santen completed its Phase 3 clinical testing of DE-089, for which we received a related milestone payment of $1.25 million. Additionally, Santen filed an application for manufacturing and marketing approval of DE-089 with the Japanese Ministry of Health, Labor, and Welfare, (the Japanese equivalent of the FDA) on May 30, 2008.

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. We believe that our product candidate could be the first FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency. Denufosol is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through activation of the P2Y2 receptor, we expect denufosol to help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions. The manufacture and sale of denufosol tetrasodium is protected in the United States under patents that have claims to the drug substance, the formulation, and method of use which expire in February 2017, subject to any applicable patent restoration which may extend protection up to an additional 5 years.

Development Status. TIGER-1: In June 2008, we announced top-line results from the 24-week placebo-controlled portion of our Phase 3 trial (TIGER-1) with denufosol tetrasodium inhalation solution for the treatment of cystic fibrosis. The TIGER-1 clinical trial, initiated in July 2006, is a double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in 352 patients with mild cystic fibrosis lung disease at clinical centers across North America. The clinical trial was designed with a 24-week efficacy portion, followed by a 24-week open-label denufosol safety extension. All patients have completed the 24-week efficacy portion of the clinical trial and the safety portion is ongoing. The safety data will continue to be reviewed by an independent data monitoring committee that we established for this clinical trial.

The clinical trial demonstrated statistical significance for its primary efficacy endpoint, which was the change in FEV1 (Forced Expiratory Volume in One Second) (in liters) from baseline at the clinical trial endpoint (at 24 weeks or last observation carried forward). Patients treated with denufosol had a statistically significant improvement in FEV1 compared to placebo (45 milliliter treatment group difference, p = 0.047). On average, patients on denufosol improved relative to baseline (48.1 milliliters) whereas patients on placebo remained essentially unchanged (3.5 milliliters) at endpoint. The treatment effect of denufosol increased over the 24-week placebo-controlled period, and available preliminary data from approximately 245 patients who have completed the ongoing open-label safety extension (including the placebo patients switched to denufosol) suggest that FEV 1 continued to improve during the extension period from weeks 24 to 48. Additionally, based on further analysis of preliminary data available in July 2008 from patients who received denufosol for the full 48 weeks, the mean change from baseline in FEV1 more than doubled compared to the 24-week trial endpoint.

Secondary endpoints were also evaluated in the clinical trial. There was a trend in differences in FEF (25%-75%) (Forced Expiratory Flow 25%-75%), a measure of small airway function, favoring denufosol over placebo (87.5 milliliters/second treatment group difference, p = 0.072). There were no statistically significant differences between denufosol and placebo relative to pulmonary exacerbations. For the 352 subjects randomized, the treatment groups were balanced with respect to key demographic and background characteristics: the mean age was approximately 14.6 years old, the mean lung function at baseline was 92% of the predicted normal value of FEV1, and the use of concomitant medications included inhaled antibiotics (37%), dornase alfa (Pulmozyme®) (77%) and oral macrolide antibiotics (40%). Approximately one-half of patients were receiving three or more pulmonary medications for the treatment of their disease during the course of this clinical trial.

Denufosol was well-tolerated and had a favorable safety profile in the clinical trial. Patient retention rates were high and similar between treatment groups with approximately 90% of patients completing the 24-week placebo-controlled portion. The incidence of adverse events in the denufosol group was comparable to placebo. As in previous clinical trials, the most common adverse event was cough, which was similar in both groups. There were no apparent treatment effects with respect to height, weight or body mass index. The clinical laboratory profiles were similar between the groups. Seven patients withdrew due to adverse events (five denufosol and two placebo recipients).

Following the 24-week placebo-controlled period, approximately 315 patients continued into the open-label safety extension portion of the trial and as of early July 2008, approximately 245 of those patients had completed the full trial for a total of 48 weeks. The patient discontinuation rate in the open-label safety extension is currently less than 4%. Detailed data from TIGER-1 will be presented at the North American Cystic Fibrosis (NACF) conference scheduled for October 23-25, 2008 in Orlando, Florida. The results from the ongoing open-label extension phase of TIGER-1, in which all patients are receiving denufosol, are expected to be available in the first quarter of 2009.

Development Status. TIGER-2: In February 2008, we initiated patient enrollment in TIGER-2, our second planned pivotal Phase 3 clinical trial, and in July 2008, we announced modifications to the clinical protocol for this ongoing clinical trial. The key changes to the protocol were: (i) increasing the length of the placebo-controlled portion of the trial from 24 to 48 weeks, such that the primary efficacy endpoint will be change from baseline in FEV1 at the 48-week trial endpoint; (ii) increasing the target enrollment from 350 patients to approximately 450 patients; and (iii) modifying entrance criteria to add an upper limit to the lung function criteria (targeting patients with a baseline FEV1 ≥ 75% and ≤ 110% predicted normal). In consultation with key experts, we determined that a longer treatment period of 48 weeks is appropriate based on the progressive improvement from baseline in FEV1 observed in patients who received denufosol in both the 24-week, placebo-controlled period of TIGER-1, as well as the 24-week open-label safety extension.

As modified, the TIGER-2 clinical trial is a 48-week, double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in approximately 450 patients with FEV1 greater than or equal to 75% and less than or equal to 110% of predicted normal. The primary efficacy endpoint is the change from baseline in FEV1 (in liters) at the 48-week time point. Secondary endpoints include other lung function parameters, pulmonary exacerbations, requirements for concomitant cystic fibrosis medications and health related quality of life. Patients aged 5 years and older are eligible for enrollment. The use of standard cystic fibrosis maintenance therapies is permitted during the trial. The use of hypertonic saline is not permitted to be used by those patients enrolled in the clinical trial.

Enrollment has begun in U.S. and Canadian sites, and we may include sites outside North America, if necessary. As of late July 2008, there were 62 patients enrolled at 25 of the approximately 90 participating clinical trial sites in the U.S. and Canada. Of the 65 sites that have not yet enrolled patients, approximately 15 are currently ready to enroll patients and we expect that most of the remaining 50 sites will be ready to enroll patients by the end of 2008. We expect the majority of the patients currently enrolled to elect to participate in the 48-week trial. Based on the changes in the protocol, the availability of TIGER-2 results will be dependent on the rate of enrollment in the clinical trial, but will likely follow receipt of the final study report of the ongoing two-year carcinogenicity study in rodents (discussed below). In addition, although there is no regulatory requirement to do so, we plan to offer patients completing TIGER-2 an option to receive denufosol through participation in a subsequent open-label trial.

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

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $30 million to $45 million. This estimate includes completing TIGER-1, the modified TIGER-2, the subsequent open-label trial and the carcinogenicity study, as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory and any product approval milestones payable to the Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

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

Development Status. In the first quarter of 2007, we initiated a Phase 1 proof-of-concept dose-ranging clinical trial for INS115644, the first compound in a series of compounds, in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in intraocular pressure. We have completed two cohorts of the clinical trial. Our ability to complete the clinical trial is dependent upon the availability of clinical trial material, which has been limited. As a result, we are currently unable to predict the timing of completion of the clinical trial. Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing.

On July 31, 2008, we filed an Investigational New Drug Application, or IND, for a second compound under the technology licensed from WARF, referred to as INS117548, and are currently in a 30-day waiting period for acceptance of the IND by the FDA.

Discontinued Program - Epinastine nasal spray for allergic rhinitis

We previously entered into a development and license agreement, dated February 17, 2006, with Boehringer Ingelheim International GmbH, or Boehringer, pursuant to which we were granted certain exclusive rights to develop and market an intranasal dosage form of epinastine in the United States and Canada, for the treatment or prevention of rhinitis. Under the terms of the agreement, we were responsible for the epinastine nasal spray development program and regulatory filings in the United States and Canada. Boehringer retained the right to develop and commercialize an epinastine nasal spray product outside of the United States and Canada, and received rights to any intellectual property developed by us. Under the terms of the agreement, we paid Boehringer an upfront license fee of $2.5 million.

On April 23, 2008, we announced that our Phase 3 trial with epinastine nasal spray for the treatment of seasonal allergic rhinitis did not meet its primary endpoint. Based upon the overall data relating to the program and the competitive environment in allergic rhinitis, we decided to discontinue development of epinastine nasal spray. As a result, on August 7, 2008, we provided notice to Boehringer of the termination of our license agreement. Termination of the agreement is effective 60 days from the date of the notice.

Following the effective date of termination of the agreement, we will no longer be responsible for the epinastine nasal spray development program in the United States and Canada and the rights previously granted to us will revert to Boehringer. We expect that we will incur additional costs related to this program through the end of 2008 as we complete any remaining contractual obligations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007

Revenues

Total revenues were approximately $22.0 million for the three months ended June 30, 2008, as compared to approximately $15.4 million for the same period in 2007. The increase in 2008 revenue of approximately $6.6 million, or 43%, as compared to the same period in 2007, was primarily due to product revenue from net sales of AzaSite, which we launched in August 2007, as well as increased co-promotion revenue from net sales of Restasis, partially offset by the deferral of a portion of Elestat co-promotion revenue. In addition, total revenues for the 2008 period also included the recognition of a development milestone of $1.25 million from Santen for diquafosol tetrasodium in accordance with our development, license and supply agreement.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the three months ended June 30, 2008 were approximately $4.1 million, as compared to none for the same period in 2007. As compared to the three months ended March 31, 2008, net sales of AzaSite increased approximately $1.8 million, or 79%. For the three months ended June 30, 2008, based on prescription data from IMS Health, there were approximately 70,000 prescriptions written for AzaSite, representing approximately 2% of all prescriptions in the bacterial conjuctivitis market, defined as both branded and generic single-entity ocular antibiotics. In comparison, approximately 44,000 prescriptions were written for AzaSite for the three months ended March 31, 2008, representing approximately 1% of all prescriptions in the bacterial conjuctivitis market. Since launch, actual units of AzaSite dispensed have been slightly higher than the number of prescriptions as reported by IMS Health due to the issuance of multiple unit prescriptions by some physicians.

Product Co-Promotion

Total co-promotion revenue from net sales of Restasis and Elestat for the three months ended June 30, 2008 was approximately $16.7 million, as compared to approximately $15.4 million for the same period in 2007, representing an increase of approximately $1.3 million, or 8%.

Co-promotion revenue from net sales of Restasis for the three months ended June 30, 2008 was approximately $8.9 million, as compared to approximately $5.7 million for the same period in 2007. The increase in 2008 co-promotion revenue for Restasis of approximately $3.1 million, as compared to the same period in 2007, was primarily due to increased patient usage of Restasis and an increase in prescribers, evidenced by an increase of prescriptions year-over-year, as well as an annual price increase in the first quarter of 2008.

All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. However, less than 2% of our co-promotion revenue from Restasis is derived from sales of Restasis outside of the United States. Based on national prescription data as provided by IMS Health, prescriptions for Restasis have increased approximately 12% for the three months ended June 30, 2008, as compared to the same period in 2007. For the three months ended June 30, 2008, Allergan recorded approximately $120 million of revenue from net sales of Restasis, as compared to approximately $77 million for the same period in 2007. On July 30, 2008, Allergan revised their 2008 guidance to reflect increased net sales of Restasis to be in the range of $420-$440 million as compared to the previous guidance range of $375-$405 million.

Co-promotion revenue from net sales of Elestat for the three months ended June 30, 2008 was approximately $7.8 million, as compared to approximately $9.7 million of revenue recognized for the same period in 2007. The decrease in co-promotion revenue from net sales of Elestat of $1.9 million, as compared to the same period in 2007, was primarily due to the deferral of approximately $2.6 million of co-promotion revenue, a 7% decline in the U.S. allergic conjunctivitis market, in terms of prescriptions, and a decline of approximately 1% of Elestat’s market share based on national prescription data as provided by IMS Health. The decrease in co-promotion revenue due to these factors was partially offset by an annual price increase for Elestat that became effective during the first quarter of 2008.

Under the co-promotion agreement for Elestat, we are entitled to an escalating percentage of net sales based upon predetermined minimum calendar year net sales target levels that we are obligated to meet. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of our recorded co-promotion revenue are recognized as deferred revenue and will be realized in future quarters of 2008 to the extent additional minimum annual net sales target levels are achieved. For the three months ended June 30, 2008, we have deferred approximately $2.6 million of co-promotion revenue associated with net sales of Elestat as a result of not achieving the minimum annual 2008 net sales target level. In comparison, during the three month period ended June 30, 2007, we achieved the annual 2007 net sales target level which allowed us to recognize approximately $2.4 million of previously deferred 2007 product co-promotion revenue for Elestat.

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Competition from the introduction of a new branded product and a new generic in 2007 and loss of coverage under state Medicaid plans has caused a decrease in market share for Elestat. Based upon national prescription data from IMS Health, for the three months ended June 30, 2008, Elestat prescriptions represented approximately 7% of the total U.S. allergic conjunctivitis market, as compared to approximately 8% in the same period in 2007. Based on current trends in prescriptions for Elestat, we expect our 2008 market share to remain relatively constant or decline slightly as compared to 2007.

Collaborative Research and Development

In May 2008, Santen completed its Phase 3 clinical testing of diquafosol tetrasodium, for which we received a milestone payment of $1.25 million. We did not receive any collaborative research and development revenue during the three months ended June 30, 2007.

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $1.6 million for the three months ended June 30, 2008 and reflects a 20% royalty to InSite Vision on net sales of AzaSite in accordance with our licensing agreement and a charge to the inventory reserve for potential short-dated product. Since AzaSite was launched in August 2007, we had no cost of sales for the three months ended June 30, 2007.

Cost of sales expense consists of variable and fixed cost components. Variable cost components include the cost of AzaSite inventory sold, changes to our inventory reserve for overstocking or short-dated material, distribution, shipping and logistic service charges from our third-party logistics provider and royalties to InSite Vision on net sales of AzaSite. These variable cost components will increase or decrease depending on the volume of AzaSite sold. Fixed cost components are predominately the amortization of the $19.0 million approval milestone that we paid InSite Vision as part of our licensing agreement. This approval milestone is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, which expires in March 2019.

Research and Development Expenses

Research and development expenses were approximately $9.8 million for the three months ended June 30, 2008, as compared to approximately $8.0 million for the same period in 2007. The increase in research and development expenses of approximately $1.8 million, or 23%, for the three months ended June 30, 2008, as compared to the same period in 2007, was primarily due to increased activities associated with our cystic fibrosis and dry eye product candidates. Additionally, we incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

Research and development expenses include all direct and indirect costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, including the development and manufacture of drug product for clinical trials, sponsored research costs, clinical trial insurance, upfront license fees, milestone and royalty payments relating to research and development, and other fees and costs related to the development of product candidates. Research and development expenses vary according to the number of programs in preclinical and clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the length of the clinical trials and the number of patients enrolled in later stage clinical trials.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $12.9 million for the three months ended June 30, 2008, as compared to approximately $10.3 million for the same period in 2007. The increase in selling and marketing expenses of approximately $2.6 million, or 25%, for the three months ended June 30, 2008, as compared to the same period in 2007, resulted from an overall increase in various expenses primarily associated with the commercialization of AzaSite, including the expansion of our sales force and creation of our managed markets group, as well as marketing and promotional activities and Phase 4 program costs. Additionally, we incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

Our commercial organization currently focuses its promotional efforts on approximately 8,700 select pediatricians, primary care physicians, eye care professionals and allergists. Our selling and marketing expenses include all direct costs associated with the commercial organization, which include our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, fleet management and travel. Our marketing and promotion expenses include product management, promotion, advertising, public relations, Phase 4 clinical trial costs, physician training and continuing medical education and administrative expenses. We adjust the timing, magnitude and targeting of our advertising, promotional, Phase 4 clinical trials and other commercial activities for our products based on seasonal trends and other factors, and accordingly, these costs can fluctuate from period to period.

General and Administrative Expenses

General and administrative expenses were approximately $3.5 million for the three months ended June 30, 2008, as compared to approximately $3.1 million for the same period in 2007. The increase in general and administrative expenses of approximately $366,000, or 12%, for the three months ended June 30, 2008, as compared to the same period in 2007, was primarily due to a general increase in annual salaries, personnel related expenses and stock-based compensation expense, as well as an increase in legal and administrative expenses associated with our stockholder litigation and SEC investigation, primarily due to a large initial reimbursement of legal fees received from our insurance provider in the prior year. These increases were partially offset by a reduction in consulting fees in the three months ended June 30, 2008 as compared to the same period in 2007. Consulting activities in the prior year were primarily associated with pre-launch activities related to AzaSite.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Other Income/(Expense)

Other expense, net was approximately $487,000 for the three months ended June 30, 2008, as compared to other income, net of approximately $211,000 in the same period in 2007. The decrease in other income of approximately $698,000 for the three months ended June 30, 2008, as compared to the same period in 2007, was primarily due to an increase in interest expense of approximately $603,000 associated with additional borrowings of an aggregate of $40.0 million in May and June 2007 under our term loan facility. Interest income earned on our cash and investments was approximately $706,000 for the three months ended June 30, 2008, as compared to $827,000 for the same period in 2007. Although our average cash and investments balance was higher during the three months ended June 30, 2008, our interest income was negatively impacted due to experiencing a lower rate of return during the three months ended June 30, 2008, as compared to the same period in 2007.

Six Months Ended June 30, 2008 and 2007

Revenues

Total revenues were approximately $31.7 million for the six months ended June 30, 2008, as compared to approximately $22.6 million for the same period in 2007. The increase in 2008 revenue of approximately $9.1 million, or 40%, as compared to the same period in 2007, was primarily due to product revenue from net sales of AzaSite, which we launched in August 2007, as well as increased co-promotion revenue from net sales of Restasis, partially offset by a decrease in co-promotion revenue from net sales of Elestat. In addition, total revenues for the 2008 period also included the recognition of a development milestone of $1.25 million from Santen for diquafosol tetrasodium in accordance with our development, license and supply agreement, as previously discussed in this report.

Product sales of AzaSite, net of rebates and discounts, for the six months ended June 30, 2008 were approximately $6.4 million, as compared to none for the same period in 2007. In August 2007, we launched AzaSite. Beginning in July 2007, we started receiving and processing orders for AzaSite as part of the initial stocking of the supply chain. These initial orders were offered with special terms as stocking incentives for wholesalers. Sales with these special terms were accounted for using the consignment model, which requires that we defer revenue until such time that the product is resold further into the supply chain or the product is no longer subject to the special terms. During the three months ended March 31, 2008, we recognized all of the remaining deferred AzaSite revenue, net of estimated rebates and discounts, of approximately $371,000. Sales made subsequent to this specified “launch” time period include return rights that are customary in the industry. For these orders, we are recording revenue at the date of shipment, when title and substantially all the risks and rewards of ownership has transferred to the customer.

In connection with the launch of AzaSite, we created a managed markets group to establish relationships with wholesalers, commercial managed care organizations, state Medicaid agencies, and Medicare managed care organizations to secure access and reimbursement for AzaSite. We expect that we will continue to increase overall access and reimbursement as these organizations review AzaSite during the course of their normal review cycles and as prescription volume increases. For the six months ended June 30, 2008, the bacterial conjunctivitis market, in terms of prescriptions, has decreased approximately 2%, compared to the same period in 2007, based on data as reported by IMS Health.

Co-promotion revenue from net sales of Restasis and Elestat for the six months ended June 30, 2008 was approximately $16.3 million and $7.8 million, respectively, as compared to approximately $10.5 million and $12.1 million, respectively, for the same period in 2007. For the six months ended June 30, 2008, Allergan recorded approximately $220 million of revenue from net sales of Restasis, as compared to approximately $156 million for the same period in 2007. Based on national prescription data as provided by IMS Health, prescriptions for Restasis have increased approximately 13% for the six months ended June 30, 2008, as compared to the same period in 2007. Conversely, based on national prescription data from IMS Health, in terms of prescriptions, there has been a 10% decline in the U.S. allergic conjunctivitis market in which Elestat competes for the six months ended June 30, 2008, as compared to the same period in 2007. In addition, based upon national prescription data from IMS Health, for the six months ended June 30, 2008, Elestat prescriptions represented approximately 7% of the total U.S. allergic conjunctivitis market, as compared to approximately 8% in the same period in 2007.

As previously discussed in this report, for the six months ended June 30, 2008, we have deferred approximately $2.6 million of co-promotion revenue associated with net sales of Elestat as a result of not achieving the minimum annual 2008 net sales target level. In comparison, during the six months ended June 30, 2007, we achieved the annual 2007 net sales target level which allowed us to recognize approximately $2.4 million of previously deferred 2007 product co-promotion revenue for Elestat.

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

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $2.7 million for the six months ended June 30, 2008 and reflects a 20% royalty to InSite Vision on net sales of AzaSite in accordance with our licensing agreement and a charge to the inventory reserve for potential short-dated product. Since AzaSite was launched in August 2007, we had no cost of sales for the six months ended June 30, 2007.

Certain costs included in cost of sales are subject to annual increases for which we have limited control. We expect that cost of sales will increase in relation to, but not proportionately to, the increases in revenue from sales of AzaSite.

Research and Development Expenses

Research and development expenses were approximately $24.6 million for the six months ended June 30, 2008, as compared to approximately $30.7 million for the same period in 2007. The decrease in research and development expenses of approximately $6.1 million, or 20%, for the six months ended June 30, 2008, as compared to the same period in 2007, was primarily due to the February 2007 payment of a $13.0 million upfront licensing fee upon the execution of the agreement with InSite Vision pursuant to which we acquired the exclusive right to commercialize AzaSite in the United States and Canada. Excluding this one-time fee paid in the six months ended June 30, 2007, our research and development expenses associated with our other product candidates increased approximately $6.9 million for the six months ended June 30, 2008, as compared to the same period in 2007. Additionally, we incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

Our research and development expenses for the six months ended June 30, 2008 and 2007, and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Six Months Ended June 30,				Cumulative from Inception to June 30, 2008%
	2008	%	2007	%
Denufosol tetrasodium for cystic fibrosis	$8,827	36	$5,416	18	$54,974	19
Prolacria (diquafosol tetrasodium) for dry eye disease	5,316	22	844	3	48,635	17
Epinastine nasal spray for allergic rhinitis (1)	3,317	13	4,162	13	19,783	7
INS115644 for glaucoma and related research and development	1,965	8	1,923	6	11,305	4
AzaSite (2)	1,321	5	13,937	45	15,919	5
Other research, preclinical and development costs (3)	3,859	16	4,458	15	142,193	48

Total	$24,605	100	$30,740	100	$292,809	100

(1)	On April 23, 2008, we discontinued the development of epinastine nasal spray.
(2)	Expense in 2007 includes a $13.0 million upfront licensing fee upon the signing of the license agreement with InSite Vision.
(3)	Other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs, discontinued and/or inactive programs. These unallocated costs include personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $29.1 million for the six months ended June 30, 2008, as compared to approximately $17.9 million for the same period in 2007. The increase in selling and marketing expenses of approximately $11.2 million, or 63%, for the six months ended June 30, 2008, as compared to the same period in 2007, resulted from an overall increase in various expenses primarily associated with the commercialization of AzaSite, including the expansion of our sales force and creation of our managed markets group, as well as marketing and promotional activities and Phase 4 program costs. In addition, due to the seasonal demand for Elestat, our selling and marketing expenses related to this product are generally higher in the first half of the year. We also incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches. In addition, if we in-license or out-license rights to products, our selling and marketing expenses may fluctuate significantly from prior periods.

General and Administrative Expenses

General and administrative expenses were approximately $7.0 million for the six months ended June 30, 2008, as compared to approximately $6.8 million for the same period in 2007. The increase in general and administrative expenses of approximately $273,000, or 4%, for the six months ended June 30, 2008, as compared to the same period in 2007, was primarily due to a general increase in annual salaries, personnel related expenses and stock-based compensation expense as well as an increase in legal and administrative expenses associated with our stockholder litigation and SEC investigation primarily due to a large initial reimbursement of legal fees received from our insurance provider in the prior year. These increases were partially offset by a reduction in consulting fees in the three months ended June 30, 2008 as compared to the same period in 2007. Consulting activities in the prior year were primarily associated with pre-launch activities related to AzaSite.

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

Other Income/(Expense)

Other expense, net was approximately $548,000 for the six months ended June 30, 2008, as compared to other income, net of approximately $817,000 in the same period in 2007. The decrease in other income of approximately $1.4 million for the six months ended June 30, 2008, as compared to the same period in 2007, was due to an increase in interest expense of approximately $1.4 million associated with additional borrowings of an aggregate of $40.0 million in May and June 2007 under our term loan facility. Interest income earned on our cash and investments was approximately $1.9 million for both the six months ended June 30, 2008 and 2007. Although our average cash and investments balance was higher during the six months ended June 30, 2008, our interest income was negatively impacted due to experiencing a lower rate of return during the six months ended June 30, 2008, as compared to the same period in 2007.

Other income/(expense) fluctuates from year to year depending on the level of interest income earned on variable cash and investment balances, realized gains and losses on investments due to changes in fair market value and interest expense on debt and capital lease obligations. Future other income/(expense) will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

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

At June 30, 2008, we had net working capital of approximately $72.8 million, a decrease of approximately $34.9 million from approximately $107.7 million at December 31, 2007. The decrease in working capital was principally due to the funding of normal operating expenses associated with commercialization activities and the development of our product candidates. Additionally, we have made interest and principal payments on our term loan facility. Our principal sources of liquidity at June 30, 2008 were approximately $79.2 million in cash and cash equivalents, approximately $14.4 million in investments, which are considered available-for-sale and approximately $20.0 million in trade receivables.

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

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $52.3 million was outstanding as of June 30, 2008. We make scheduled principal and interest payments on a monthly basis and all loan advances made under the agreement have a final maturity date in March 2011.

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

2008 Financial Guidance

As previously disclosed, based upon current AzaSite, Restasis and Elestat trends, we expect to record 2008 aggregate revenue in the range of $62-$76 million and expect 2008 total operating expenses to be in the range of $109-$129 million. Cost of sales, which includes the amortization of the AzaSite approval milestone and royalty obligations to InSite Vision, is expected to be in the range of $5-$8 million and is included as a component of total operating expenses. Total estimated selling and marketing expenses and general and administrative expenses are estimated to be in the range of $50-$57 million and $14-$18 million, respectively. Research and development expenses associated with the further development of our product candidates are estimated to be in the range of $42-$54 million. Included within our operating expenses guidance are projected stock-based compensation costs of approximately $5 million.

Our actual 2008 financial results will be highly dependent on the clinical and corporate plans for our denufosol, Prolacria and glaucoma programs, as well as revenue from AzaSite product sales. Our ability to remain within our operating expense target range is subject to multiple factors including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates, unanticipated professional fees or settlements associated with our stockholder litigation or SEC investigation and other factors described under the Risk Factors located elsewhere in this report.

Cash utilization in 2008 is expected to be in the range of $50-$80 million and incorporates $14 million of principal repayment on our outstanding debt. For the six months ended June 30, 2008, our cash utilization was approximately $45.3 million, or approximately $7.6 million per month. Based on current operating plans, we expect our cash and investments to provide liquidity through 2009. Our liquidity needs will largely be determined by the commercial success of our products and key development and regulatory events. In order for us to continue operations substantially beyond 2009 we will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, which would trigger milestone payments to us, (3) out-license rights to certain of our product candidates, pursuant to which we would receive income, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs, and/or (6) restructure operations. Additionally, we currently have the ability to sell approximately $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement which we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. We are in compliance with all of the covenants under our loan and security agreement.

Off Balance Sheet Arrangements

As of June 30, 2008, we were not a party to any off-balance sheet arrangements.

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

Product Revenues

We recognize revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, we sell AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial healthcare organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of June 30, 2008 and December 31, 2007, we had net reserves of approximately $967,000 and $235,000, respectively, for sales incentives.

In addition to SAB No. 104, our ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists,” or SFAS No. 48, as issued by the Financial Accounting Standards Board, or FASB. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in our return goods policy. Our return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, we are required to estimate the level of sales that will ultimately be returned pursuant to our return policy and to record a related reserve at the time of sale. These amounts are deducted from our gross sales of AzaSite in determining our net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and our own historical experience with AzaSite. We also consider other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of June 30, 2008 and December 31, 2007, we had net reserves of approximately $300,000 and $95,000, respectively, for potential returns of AzaSite.

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

Product Co-promotion Revenues

We recognize co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to us by Allergan. We actively promote both Restasis and Elestat through our commercial organization and share in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s net sales for both Restasis and Elestat, reported to us by Allergan, as co-promotion revenue. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. Since our launch of Elestat, the amount of rebates associated with our incentive programs in each fiscal year was less than one-half of one percent of our co-promotion revenues. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. As of June 30, 2008, we had not achieved our minimum annual 2008 net sales target level and had deferred revenue associated with net sales of Elestat of $2.6 million.

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from our research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. For the three months ended June 30, 2008, we recognized $1.25 million of collaborative research and development revenue from Santen upon the completion of its Phase 3 clinical testing.

Inventories

Our inventories are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of December 31, 2007, we had established an inventory valuation reserve for potential overstocking and short-dated product of $125,000. During the three months ended June 30, 2008, we increased our valuation reserve by an additional $200,000 for potential short-dated product. Also, during the three months ended June 30, 2008, we wrote-off approximately $150,000 of short-dated product from finished goods which resulted in a remaining inventory valuation reserve of approximately $175,000.

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

Stock-Based Compensation Expense

We recognize stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires us to measure compensation cost for share-based payment awards at fair value and recognize compensation expense over the service period for awards expected to vest. We utilize the Black-Scholes option-pricing model to value our awards and recognize compensation expense on a straight-line basis over the vesting periods of our awards. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Our expected volatility is determined based on our own historical volatility. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

Impact of Recently Issued Accounting Pronouncements

In November 2007, the EITF of the FASB reached consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF Issue No. 07-1. EITF Issue No. 07-1 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. EITF Issue No. 07-1 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008. As of January 1, 2008, we have adopted EITF 07-1 and there was no material impact to our financial statements.

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

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including United States government and government agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. As of June 30, 2008, cash equivalents consisted of a $5.2 million money market account and $67.4 million concentrated in two money market funds. Our investment portfolio as of June 30, 2008 consisted solely of corporate notes and bonds and commercial paper and had an average maturity of less than 12 months, using the stated maturity or reset maturity dates associated with individual maturities as the basis for the calculation. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At June 30, 2008, our portfolio of available-for-sale investments consisted of approximately $9.1 million of investments maturing within one year and approximately $5.3 million of investments maturing after one year but within 36 months. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates.

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. In 2007, mortgage-backed securities referencing sub-prime consumer mortgages experienced a significant increase in default rates, resulting in devaluation of asset prices and reduction in market liquidity. We reduced our exposure to such additional market risk and associated credit risk by eliminating our investments in mortgage-backed and auction rate securities during 2007. As of June 30, 2008, we do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

Our risk associated with fluctuating interest expense is limited to future capital leases and other short-term debt obligations we may incur in our normal operations. The interest rates on our long-term debt borrowings under the term loan facility are fixed and as a result, interest due on borrowings are not impacted by changes in market-based interest rates.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. of $200,000 as of June 30, 2008. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company. We have established policies and procedures for assessing market and foreign exchange risk. As of June 30, 2008, we did not have any material foreign currency hedges.

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

RISK FACTORS

An investment in our common stock involves a substantial risk of loss. You should carefully read this entire report and should give particular attention to the following risk factors. You should recognize that other significant risks may arise in the future, which we cannot foresee at this time. Also, the risks that we now foresee might affect us to a greater or different degree than expected. There are a number of important factors that could cause our actual results to differ materially from those indicated by any forward-looking statements in this report. These factors include, without limitation, the risk factors listed below and other factors presented throughout this report and any other reports filed by us with the SEC.

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

Since the launch of AzaSite, we have introduced a significant number of trade-size samples into the market place in order to allow customers to rapidly gain experience with AzaSite. If we are not able have a reduced-fill sample validated and manufactured, we may need to continue to use trade-size samples in our marketing efforts. This may result in a reduction in the number of prescriptions written for AzaSite and therefore, our revenues may be negatively impacted.

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

We are promoting AzaSite to select eye care professionals, pediatricians and primary care providers. We have limited experience calling on pediatricians and primary care physicians. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and financial resources, and those with products for indications that are completely unrelated to those of our products compete for the time and attention of pediatricians and primary care physicians. As a result, our sales force may not be able to gain sufficient access to these doctors, which would have a negative impact on our ability to promote AzaSite and gain market acceptance.

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

Risks Related to Manufacture and Supply

If we are unable to contract with third parties for the synthesis of active pharmaceutical ingredients required for preclinical testing, for the manufacture of drug products for clinical trials, for the large-scale manufacture of any approved products, or for the manufacture of related devices, we may be unable to develop or commercialize our drug products.

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

We depend upon a third party vendor to manufacture the nebulizer used with denufosol. This vendor is responsible for managing the manufacturing process of the nebulizer in accordance with all applicable regulatory requirements. Because regulatory approval of denufosol will be linked to regulatory approval of the related nebulizer, any manufacture or regulatory compliance problems related to the manufacture of this device could delay product development or adversely affect regulatory approvals of denufosol.

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

We will have to conduct significant development activities, non-clinical and clinical tests and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and clinical testing of our product candidates under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Accordingly, some or all of our preclinical candidates may not advance to clinical development. Additionally, companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

•	The measure of efficacy of the drug is not statistically significant compared to placebo;

•	Patients experience severe side effects or serious adverse events during treatment;

•	Patients die during the clinical trial because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

•	Patients do not enroll in the clinical trials at the rate we expect;

•	We decide to modify the drug or the clinical trial protocol during testing;

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

We are developing denufosol tetrasodium as an inhaled product designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms by mitigating the underlying ion transport defect in the airways of patients with cystic fibrosis. The FDA has not published guidance on the drug approval process associated with such a product candidate. Furthermore, we are not aware of any FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. We cannot predict or guarantee the outcome or timing of our Phase 3 program for denufosol for cystic fibrosis. A significant amount of work will be required to advance denufosol through clinical testing, including satisfactory completion of additional clinical trials, toxicology and carcinogenicity studies. We may later decide to change the focus or timing of a Phase 3 program. Our TIGER-2 clinical trial for denufosol for cystic fibrosis may not be successful or unexpected safety concerns may emerge that would negatively change the risk/benefit profile for this product candidate.

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

•	The length of the clinical trial;

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

Delays in patient enrollment can result in increased costs and longer development times. The timing of our Phase 3 program for denufosol for the treatment of cystic fibrosis will be impacted by a number of variables, including clinical development decisions regarding identifying the optimal treatment regimens, patient population, competition for clinical trial participants, approval of other products during our clinical trials, number and length of clinical trials, regulatory requirements of the FDA and/or foreign regulatory authorities, the exclusion criteria for the clinical trials and use of therapies such as hypertonic saline. Our cystic fibrosis clinical trials will present some unique challenges due to the early-intervention approach we are taking with regard to the clinical trials. This approach will require studying mild patients, which are usually younger patients who do not typically participate in clinical trials since new products are generally focused on the sicker patient population and we may have difficulty recruiting such patients for our clinical trials. Even if we successfully complete clinical trials, we may not receive regulatory approval for the product candidate. In addition, if the FDA or foreign regulatory authorities require additional clinical trials, we could face increased costs and significant development delays.

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

We recognize co-promotion revenue based on Allergan’s net sales for Restasis and Elestat as defined in the co-promotion agreements and as reported to us by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and the underlying terms of our co-promotion agreements. Allergan’s filings with the SEC indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. All of our co-promotion revenues are currently derived from Allergan’s net sales of Restasis and Elestat as reported to us by Allergan. Management has concluded that our internal control over financial reporting was effective as of the end of the period covered by this report, and these internal controls allow us to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; however, we are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If Allergan’s reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for previous periods.

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

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. In the three months ended June 30, 2008, we recognized collaborative research and development revenue of $1.25 million from Santen associated with the completion of Phase 3 clinical testing of diquafosol tetrasodium in Japan. There can be no assurances that we or our collaborative partners will reach any additional contractual milestones during the remainder of 2008 or at any later date.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product candidate development.

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $63.4 million in the six months ended June 30, 2008, and were approximately $114.5 million for the year ended December 31, 2007. Our cash, cash equivalents and investments totaled approximately $94.4 million on June 30, 2008.

We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The size and scope of our marketing programs;

•	The ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing or future collaborations and licensing agreements;

•	Progress by our collaborators with respect to the development of product candidates;

•	The level of activities relating to commercialization of our products;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The timing and amount of debt repayment requirements;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to SEC investigations;

•	The costs involved in enforcing patent claims and other intellectual property rights, including costs associated with enhancing market exclusivity for Elestat; and

•	The costs and timing of regulatory approvals.

In addition, our capital requirements will depend upon:

•	The receipt of revenue from Allergan on net sales of Restasis and Elestat;

•	The receipt of revenue from wholesalers and other customers on net sales of AzaSite;

•	The ability to generate sufficient sales of AzaSite;

•	The receipt or payment of milestone payments under our collaborative agreements;

•	The ability to obtain approval from the FDA for Prolacria;

•	The ability to obtain approval from the FDA for any of our other product candidates; and

•	Payments from existing and future collaborators.

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

We have experienced significant losses since inception. We incurred net operating losses of approximately $32.3 million for the six months ended June 30, 2008, and approximately $63.7 million for the year ended December 31, 2007. As of June 30, 2008, our accumulated deficit was approximately $341.1 million. We currently expect to incur significant operating losses over the next several years and expect that cumulative losses may increase in the near-term due to expanded research and development efforts, preclinical studies, clinical trials and commercialization efforts. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

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

Warburg Pincus Private Equity IX, L.P., or Warburg, holds 14,018,600 shares of our common stock which represented approximately 25% of our outstanding common stock as of June 30, 2008. Warburg and its affiliates may acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities, without triggering the provisions of our stockholder rights plan. Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, effective July 20, 2007, our Board of Directors elected Jonathan S. Leff as a Class C member of the Board of Directors. As a result of the foregoing, Warburg will be able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of June 30, 2008, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 57% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales of securities may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of June 30, 2008, there were 56,619,324 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act of 1933, unless purchased by our affiliates. We have also filed a registration statement on Form S-3 for all 14,018,600 shares of common stock held by Warburg. In addition, we have the ability to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which we filed with the SEC on March 9, 2007. Up to 15,178,571 shares of our common stock are issued or issuable upon the release of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our Amended and Restated 2005 Equity Compensation Plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act of 1933 and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

In October 2002, we entered into a Rights Agreement with Computershare Trust Company. The Rights Agreement could discourage, delay or prevent a person or group from acquiring 15% or more of our common stock. The Rights Agreement provides that if a person acquires 15% or more of our common stock without the approval of our Board of Directors, all other stockholders will have the right to purchase securities from us at a price that is less than its fair market value, which would substantially reduce the value of our common stock owned by the acquiring person. As a result, our Board of Directors has significant discretion to approve or disapprove a person’s efforts to acquire 15% or more of our common stock. In connection with the transaction with Warburg, we and Computershare entered into a First Amendment to Rights Agreement which provides that Warburg and its affiliates will be exempt from the definition of an “Acquiring Person” under the Rights Agreement, unless Warburg or certain of its affiliates becomes the beneficial owner of the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities. In addition to Warburg’s ability to exercise substantial control over our business, the First Amendment to Rights Agreement could further discourage, delay or prevent a person or group from acquiring 15% or more of our common stock.

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

On June 10, 2008, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1. Election of the following two directors to serve until the Annual Meeting of Stockholders to be held in 2011 and until their successors have been duly elected and qualified (there were no abstentions or broker non-votes in connection with the election of directors).

	For:	Withheld:
Kip A. Frey	45,533,422	969,643
Kenneth B. Lee, Jr.	41,248,706	5,254,359

2. Ratification of the appointment of PricewaterhouseCoopers LLP by the Audit Committee of our Board of Directors as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008 (there were no broker non-votes in connection with the ratification of our independent registered public accounting firm).

For:	Against:	Abstain:
46,244,020	250,472	8,573

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: August 11, 2008	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer
(principal executive officer)

Date: August 11, 2008	By:	/s/ Thomas R. Staab, II
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