Form 10-Q
period 2008-09-30
INSPIRE PHARMACEUTICALS INC
filed 2008-10-31
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, there were 56,622,180 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

We own or have rights to various trademarks, copyrights and trade names used in our business. AzaSite® is a trademark owned by InSite Vision Incorporated. Restasis®, Elestat® and ProlacriaTM are trademarks owned by Allergan, Inc. This report also includes trademarks, service marks and trade names of other companies.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$69,946	$101,892
Investments	5,357	28,129
Trade receivables, net	18,112	12,974
Prepaid expenses and other receivables	4,356	4,617
Inventories, net	772	1,280
Other assets	406	614

Total current assets	98,949	149,506

Property and equipment, net	2,757	2,826
Investments	3,826	9,703
Intangibles, net	16,741	17,937
Other assets	290	531

Total assets	$122,563	$180,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,554	$13,592
Accrued expenses	13,162	13,795
Deferred revenue	—	371
Short-term debt and capital leases	18,086	14,097

Total current liabilities	36,802	41,855

Long-term debt and capital leases	29,920	43,604
Other long-term liabilities	3,274	3,351

Total liabilities	69,996	88,810

Commitments and contingencies (See Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 56,622 and 56,501 shares issued and outstanding, respectively	57	57
Additional paid-in capital	403,764	400,460
Accumulated other comprehensive income/(loss)	(495)	41
Accumulated deficit	(350,759)	(308,865)

Total stockholders’ equity	$52,567	$91,693

Total liabilities and stockholders’ equity	$122,563	$180,503

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues:
Product sales, net	$4,721	$1,122	$11,076	$1,122
Product co-promotion	15,231	11,091	39,313	33,656
Collaborative research and development	—	—	1,250	—

Total revenue	19,952	12,213	51,639	34,778

Operating expenses:
Cost of sales	1,624	603	4,274	603
Research and development	9,796	8,071	34,401	38,811
Selling and marketing	13,817	14,313	42,937	32,181
General and administrative	3,748	3,614	10,787	10,380

Total operating expenses	28,985	26,601	92,399	81,975

Loss from operations	(9,033)	(14,388)	(40,760)	(47,197)

Other income/(expense):
Interest income	534	1,584	2,431	3,472
Interest expense	(1,120)	(890)	(3,565)	(1,935)
Loss on investments	—	—	—	(26)

Other income/(expense), net	(586)	694	(1,134)	1,511

Net loss	$(9,619)	$(13,694)	$(41,894)	$(45,686)

Basic and diluted net loss per common share	$(0.17)	$(0.32)	$(0.74)	$(1.08)

Weighted average common shares used in computing basic and diluted net loss per common share	56,621	42,413	56,592	42,364

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(41,894)	$(45,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,616	1,042
Depreciation of property and equipment	699	649
Loss on disposal of property and equipment	6	—
Loss on investments	—	26
Increase in inventory valuation reserve	200	—
Stock-based compensation expense	3,251	1,989
Changes in operating assets and liabilities:
Trade receivables	(5,138)	(5,273)
Prepaid expenses and other receivables	197	(1,174)
Inventories	308	(910)
Other assets	(45)	—
Accounts payable	(7,964)	595
Accrued expenses and other liabilities	(646)	5,457
Deferred revenue	(371)	1,059

Net cash used in operating activities	(49,781)	(42,226)

Cash flows from investing activities:
Purchase of investments	(2,580)	(47,350)
Proceeds from sale of investments	30,693	51,845
Restricted cash transfer	—	(100)
AzaSite milestone payment	—	(19,000)
Purchase of property and equipment	(636)	(1,424)

Net cash provided by/(used in) investing activities	27,477	(16,029)

Cash flows from financing activities:
Proceeds from long-term debt	—	20,000
Proceeds from issuance of exchangeable preferred stock, net	—	73,605
Issuance of common stock, net	53	218
Debt issuance cost	—	(100)
Payments on notes payable and capital lease obligations	(9,695)	(2,097)

Net cash (used in)/provided by financing activities	(9,642)	91,626

Increase/(decrease) in cash and cash equivalents	(31,946)	33,371
Cash and cash equivalents, beginning of period	101,892	50,190

Cash and cash equivalents, end of period	$69,946	$83,561

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

Inspire has incurred losses and negative cash flows from operations since inception. The Company expects it has sufficient liquidity to continue its planned operations through 2009. The Company’s liquidity needs will largely be determined by the commercial success of its products and key development and regulatory events. In order to continue its operations substantially beyond 2009 it will need to: (1) successfully increase revenues; (2) obtain additional product candidate approvals, which would trigger milestone payments to the Company; (3) out-license rights to certain of its product candidates, pursuant to which the Company would receive income; (4) raise additional capital through equity or debt financings or from other sources; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company currently receives revenue from sales of AzaSite® (azithromycin ophthalmic solution) 1% and its co-promotion of Restasis® (cyclosporine ophthalmic emulsion) 0.05% and Elestat® (epinastine HCl ophthalmic solution) 0.05%. The Company will continue to incur operating losses until product and co-promotion revenues reach a level sufficient to support ongoing operations.

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

Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in the unaudited Condensed Financial Statements and accompanying notes may not be indicative of the results for the full year or any future period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended September 30, 2008 and 2007 does not include 198 and 11,545, respectively, and for the nine months

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

ended September 30, 2008 and 2007 does not include 213 and 4,220, respectively, of potential common shares, as their impact would be antidilutive. For the three and nine month periods ended September 30, 2007, dilutive potential common shares also include shares of exchangeable preferred stock issued to Warburg Pincus Private Equity IX, L.P. on an if-converted basis. The shares of exchangeable preferred stock were converted into shares of common stock in October 2007.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone to InSite Vision Incorporated (“InSite Vision”). The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of September 30, 2008, the Company had $2,259 in accumulated amortization related to this milestone.

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

Debt

In December 2006, the Company entered into a loan and security agreement with two participating financial institutions, which provided a term loan facility to the Company in an aggregate amount of $40,000. In June 2007, the Company amended the loan and security agreement with the two participating financial institutions to enable the Company to draw upon a new supplemental term loan facility in the amount $20,000, effectively increasing the total term loan facility to $60,000. The Company has borrowed the full $60,000 available under the term loan facility. The interest rates associated with the individual borrowings under the facility range from approximately 7.6% to 8.0%. As of September 30, 2008, the Company had net borrowings under the term loan facility of $47,986. The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011.

The loan and security agreement contains a financial covenant that requires the Company to maintain certain levels of liquidity based on its cash, investment and account receivables balances, as well as negative covenants that may limit the Company from assuming additional indebtedness and entering into other transactions as defined in the agreement.

Revenue Recognition

The Company records all of its revenue from: (1) sales of AzaSite; (2) product co-promotion activities; and (3) collaborative research agreements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Recognition in Financial Statements,” (“SAB No. 104”). SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Product Revenues

The Company recognizes revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, the Company sells AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial healthcare organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of September 30, 2008 and December 31, 2007, the Company had net reserves of approximately $1,016 and $235, respectively, for sales incentives.

In addition to SAB No. 104, the Company’s ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”), as issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if: (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in the Company’s return goods policy. The Company’s return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, the Company estimates the level of sales that will ultimately be returned pursuant to its return policy and records a related reserve at the time of sale. These amounts are deducted from the Company’s gross sales of AzaSite in determining its net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and the Company’s own historical experience with AzaSite. The Company also considers other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of September 30, 2008 and December 31, 2007, the Company had net reserves of approximately $430 and $95, respectively, for potential returns of AzaSite.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The Company utilizes data from external sources to help it estimate its gross to net sales adjustments as they relate to the sales incentives and recognition of revenue for AzaSite sold. External sourced data includes, but is not limited to, information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers as well as data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. The Company also utilizes this data to help estimate and identify prescription trends and patient demand, as well as product levels in the supply chain.

Product Co-promotion Revenues

The Company recognizes co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to Inspire by Allergan, Inc. (“Allergan”). The Company actively promotes both Restasis and Elestat through its commercial organization and shares in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, the Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s net sales for both Restasis and Elestat, reported to Inspire by Allergan, as co-promotion revenue. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. During the three months ended September 30, 2008, the Company achieved its minimum annual 2008 net sales target level for Elestat. By comparison, the Company achieved its annual 2007 net sales target level during the three-month period ended June 30, 2007. Calendar year 2009 is the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement.

Collaborative Research and Development Revenues

The Company recognizes revenue under its collaborative research and development agreements when it has performed services under such agreements or when the Company or its collaborative partner have met a contractual milestone triggering a payment to the Company. The Company recognizes revenue from its research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by the Company’s management and the progress

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

towards agreed upon development events as set forth in the collaborative agreements. These estimates are subject to revision as the Company’s development efforts progress and it gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by its collaborative partners or the Company. This collaborative research revenue is recognized upon the achievement and acknowledgement of the Company’s collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, the Company’s revenue recognized under its collaborative research and development agreements may fluctuate significantly from period to period. In May 2008, the Company recognized $1,250 of collaborative research and development revenue from Santen Pharmaceutical Co., Ltd. upon the completion of its Phase 3 clinical testing. No other collaborative research and development revenue has been recognized in the nine months ended September 30, 2008 or fiscal year 2007.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $495 of unrealized losses and $41 of unrealized gains on its investments that are classified as accumulated other comprehensive income/(loss) at September 30, 2008 and December 31, 2007, respectively. Comprehensive loss consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(9,619)	$(13,694)	$(41,894)	$(45,686)
Adjustment for realized losses in net loss	—	—	—	26
Change in unrealized gains/(losses) on investments	(482)	102	(536)	134

Total comprehensive loss	$(10,101)	$(13,592)	$(42,430)	$(45,526)

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for its commercial products and product candidates. Allergan is responsible for the manufacturing of both Restasis and Elestat and relies on single source manufacturers for the active pharmaceutical ingredients in both products. The Company relies on InSite Vision for the supply of the active pharmaceutical ingredient for AzaSite, which InSite Vision obtains from a single source manufacturer. The Company is responsible for the remaining finished product manufacturing of AzaSite, for which it relies on a single source manufacturer. Additionally, the Company relies upon a single third party to provide distribution services for AzaSite. Delays in the manufacture or distribution of any product or manufacture of any product candidate could adversely impact the marketing of the Company’s products or the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacturing or the overall product supply chain of Restasis and Elestat.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 85% of all AzaSite product sales in the nine months ended September 30, 2008. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Restasis and Elestat under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

3.	Inventories

The Company’s inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	September 30, 2008	December 31, 2007
Finished Goods	$147	$669
Raw Materials	526	533
Work-in-Process	109	189
Consignment Inventory at Wholesalers	—	14

Total Inventories	$782	$1,405
Less Valuation Reserve	(10)	(125)

Total Inventories, net	$772	$1,280

As of December 31, 2007, the Company established an inventory valuation reserve for potential overstocking and short-dated product of $125. During the three months ended June 30, 2008, the Company increased its valuation reserve by an additional $200 for potential short-dated product. During the nine months ended September 30, 2008, the Company wrote-off approximately $315 of short-dated product from finished goods which resulted in a remaining inventory valuation reserve of approximately $10.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS No. 159”). SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 that were not already measured at fair value or newly transacted in the nine months ended September 30, 2008. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by SFAS No. 159.

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

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance as of September 30, 2008
Cash equivalents	$55,674	$7,970	$63,644
Investments:
Available-for-sale securities	—	8,367	8,367

Total	$55,674	$16,337	$72,011

Level 1 cash equivalents consist of investments concentrated in a money market fund which is primarily invested in treasury securities. Level 2 investments in available-for-sale securities consist of corporate bonds and commercial paper. The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. The Company’s investment policy dictates that investments in money market instruments are limited to those that have a rating of at least A-1 and P-1 according to Standard & Poor’s and Moody’s Investor Services, respectively. Likewise, for investments made in corporate obligations the Company’s investment policy requires ratings of at least A and A-2 according to Standard & Poor’s and Moody’s Investor Services. The fair value of the Company’s cash equivalents and available-for-sale securities is determined through quoted market prices, broker or dealer quotations, or other observable inputs. As of September 30, 2008, the Company had unrealized losses of $495 on its commercial paper investments. The Company does not consider its investments to be other-than-temporarily impaired at September 30, 2008.

6.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” For the three months ended September 30, 2008 and 2007, the Company recognized total compensation expense of $1,125 and $901, respectively, and for the nine months ended September 30, 2008 and 2007, the Company recognized total compensation expense of $3,251 and $1,989, respectively, related to its two equity compensation plans.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Total stock-based compensation was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$331	$228	$973	$542
Selling and marketing	368	278	996	575
General and administrative	426	395	1,282	872

Total stock-based compensation expense	$1,125	$901	$3,251	$1,989

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the Amended and Restated 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, officers, employees and consultants. The 1995 Stock Plan allows for the granting of non-qualified stock options and restricted stock to directors, officers, employees and consultants. The 2005 Plan allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At September 30, 2008, there were 139 and 2,935 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

Basis for Fair Value Estimate of Share-Based Payments

The Company uses its own historical volatility to estimate its future volatility. Actual volatility and future changes in estimated volatility may differ substantially from the Company’s current estimates.

Prior to January 1, 2008, the Company utilized a simplified method of calculating the expected life of options for grants made to its employees under the 2005 Plan in accordance with the guidance set forth in the SEC’s Staff Accounting Bulletin No. 107 (“SAB No. 107”) due to the lack of adequate historical data with regard to exercise activity. For grants made under the 2005 Plan subsequent to January 1, 2008, the Company continues to utilize the simplified method of calculating the expected life due to the lack of adequate historical data as allowable under the SEC’s Staff Accounting Bulletin No. 110 (“SAB No. 110”). For options issued under the 1995 Plan prior to fiscal 2007, the Company utilized the historical data available regarding employee and director exercise activity to calculate an expected life of the options. Beginning in fiscal 2007, the Company began granting non-qualified stock options under the 1995 Plan with option terms similar to those granted under the 2005 Plan of five and seven years. Due to the lack of adequate historical data with regard to these shorter option terms, the Company has used the simplified method in accordance with the guidance set forth in SAB No. 107 for grants made prior to January 1, 2008 and in accordance with SAB No. 110 for grants made subsequent to January 1, 2008 when calculating the expected life for new options granted to its employees under the 1995 Plan. For options granted to directors under the 2005 Plan or the 1995 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 1995 Plan and the 2005 Plan until such time that adequate historical data is available. The Company estimates the forfeiture rate based on its historical experience. These estimates will be revised in future periods if actual forfeitures differ from the estimate. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

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

	Stock Options for
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.78%	4.40%	2.64%	4.62%
Dividend yield	0%	0%	0%	0%
Expected volatility	66%	64%	64%	67%

Expected life of options (years)	3.6	3.9	4.0	4.0

Weighted average fair value of grants	$2.15	$2.93	$2.06	$3.27

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	8,268	$9.01	4.9	$3,721
Granted	1,519	4.10
Exercised	(121)	(0.44)
Forfeited/cancelled/expired	(294)	(6.50)

Outstanding at September 30, 2008	9,372	$8.41	4.2	$366

Vested and exercisable at September 30, 2008	6,177	$10.13	4.0	$332

Total intrinsic value of stock options exercised for the nine months ended September 30, 2008 was $423. Cash received from stock option exercises for the nine months ended September 30, 2008 was $53. Due to the Company’s net loss position, no windfall tax benefits have been realized during the nine months ended September 30, 2008. As of September 30, 2008, approximately $8,483 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.2 years.

The value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the 195 restricted stock units had a total fair value of $811. As of September 30, 2008, there were 183 restricted stock units outstanding, of which 78 were vested. Additionally, approximately $455 of unrecognized share-based compensation expense related to unvested restricted stock units is expected to be recognized over the next 2.8 years.

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

On July 26, 2007, the United States District Court for the Middle District of North Carolina accepted the Magistrate Judge’s recommendation and granted the Company’s and the other defendants’ motion and dismissed the CAC with prejudice. On August 24, 2007, the plaintiffs filed an appeal to the United States Court of Appeals for the Fourth Circuit. Plaintiffs filed their opening appellate brief on November 19, 2007. The Company and the other defendants filed an opposition brief on January 18, 2008. Plaintiffs filed their reply on February 22, 2008. The Company will continue to defend the litigation vigorously. As with any legal proceeding, the Company cannot predict with certainty the eventual outcome of this lawsuit, nor can a reasonable estimate of the amounts of loss, if any, be made.

SEC Investigation

On September 30, 2008, the Securities and Exchange Commission (the “SEC”) approved a non-monetary settlement of the previously announced investigation by the SEC staff relating to a Phase 3 clinical trial of the Company’s dry eye product candidate, Prolacria. The SEC also approved settlements with Christy L. Shaffer, the Company’s President and Chief Executive Officer and Mary B. Bennett, who previously served as the Company’s Executive Vice President, Operations and Communications.

Under the settlements, the Company, Dr. Shaffer, and Ms. Bennett each consented to a Commission Order Instituting Cease and Desist Proceedings, Making Findings, and Imposing a Cease and Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 (the “Order”), dated September 30, 2008. In particular, the

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Company, Dr. Shaffer, and Ms. Bennett consented to a cease and desist order against future violations of Section 13(a) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder. The Company, Dr. Shaffer, and Ms. Bennett did not admit or deny any findings in the Order. The Order does not include any monetary payments or other sanctions. The Order does not affect the current or future employment, or director or officer status, of either Dr. Shaffer or Ms. Bennett.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, preclinical testing, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our product candidates and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct preclinical tests and clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will be able to obtain sufficient funding to meet our future capital requirements. Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. The most significant known risks are discussed in the section entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our revenues are difficult to predict and depend on numerous factors. We launched AzaSite in August 2007 and began recording product revenue in the third quarter of 2007. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite; physician and patient acceptance of AzaSite; competitor response to AzaSite; as well as discounts, pricing and coverage on governmental and commercial formularies; are all factors, among others, that will impact the level of revenue recorded for AzaSite in subsequent periods. Our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our co-promotion agreements. Our co-promotion revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion revenues are the extent and effectiveness of Allergan’s sales and marketing efforts as well as our own sales and marketing efforts, coverage and reimbursement under Medicare Part D and Medicaid programs, and the sales and marketing activities of competitors. Additionally, our ability to receive revenues on future sales of AzaSite, Restasis and Elestat are dependent upon the duration of market exclusivity and strength of patent protection. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors. Cost of sales related to AzaSite contain variable and fixed cost components. Research and development expenses, including expenses for development milestones, drug synthesis and manufacturing, preclinical testing and clinical research activities, depend on the ongoing requirements of our development programs, completion of business development transactions, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses, in part by accelerating or decelerating preclinical testing, basic research activities, and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Again, management may in some cases be able to control the timing and magnitude of these expenses. We have incurred and expect to continue to incur significant costs related to the commercialization of AzaSite. In addition, we have incurred and may incur additional general and administrative expenses related to our current stockholder litigation.

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

OVERVIEW

We are a biopharmaceutical company focused on discovering, developing and commercializing prescription pharmaceutical products for ophthalmic and pulmonary diseases. Our goal is to build and commercialize a sustainable pipeline of innovative new treatments based upon our technical and scientific expertise. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS IN THE UNITED STATES
Products
AzaSite®	Bacterial conjunctivitis	InSite Vision	Promoting

Restasis®	Dry eye disease	Allergan	Co-promoting

Elestat®	Allergic conjunctivitis	Allergan	Co-promoting

Product Candidates in Clinical Development
ProlacriaTM (diquafosol tetrasodium)	Dry eye disease	Allergan; Santen Pharmaceutical	Phase 3; Approvable (2)

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

INS115644, INS117548	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See our Annual Report on Form 10-K for the year ended December 31, 2007 for a detailed description of our agreements with these collaborative partners.
(2)	In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. We have received two approvable letters from the FDA (in December 2003 and December 2005). Additionally, Santen filed an application for manufacturing and marketing approval of a different formulation of diquafosol tetrasodium with the Japanese Ministry of Health, Labor and Welfare on May 30, 2008.

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

In February 2007, we entered into a license agreement with InSite Vision Incorporated, or InSite Vision, pursuant to which we acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing as the sole active ingredient, the chemical compound azithromycin, for use in the treatment of human ocular or ophthalmic indications. The license agreement grants us exclusive rights to develop, make, use, market, commercialize and sell the products in the United States and Canada. We are obligated to pay InSite Vision royalties on net sales of AzaSite in the United States and Canada.

In August 2007, we launched AzaSite in the United States and are promoting it to select eye care professionals, pediatricians and primary care providers. The manufacture and sale of AzaSite is protected in the United States under use and formulation patents that expire in March 2019.

During 2008, we have been working to expand the scientific database related to AzaSite through a series of Phase 4 clinical trials. These clinical trials are aimed at further evaluating the profile of the azithromycin molecule in the eye, as well as the safety and efficacy of AzaSite in other ocular conditions, such as lid margin disease, which includes meibomian gland disease and blepharitis. We have received positive results from several small open-label Phase 4 clinical trials and are considering conducting additional clinical trials.

Restasis

Restasis (cyclosporine ophthalmic emulsion) 0.05% is the first approved prescription product in the United States for the treatment of dry eye disease. It is indicated to increase tear production in adults and children at least 16 years old whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca, or dry eye disease. Restasis was approved by the FDA in December 2002, and Allergan, Inc., or Allergan, launched the product in the United States in April 2003.

In June 2001, we entered into an agreement with Allergan to develop and commercialize our product candidate, Prolacria (diquafosol tetrasodium), for the treatment of dry eye disease. The agreement also provided us with a royalty on worldwide (except most Asian markets) net sales of Allergan’s Restasis and granted us the right to co-promote Restasis in the United States.

In January 2004, we began co-promotion of Restasis to eye care professionals and allergists in the United States. We began receiving co-promotion revenue on Allergan’s net sales of Restasis in April 2004. The manufacture and sale of Restasis is protected in the United States under a use patent that expires in August 2009 and a formulation patent that expires in May 2014.

Elestat

Elestat (epinastine HCl ophthalmic solution) 0.05%, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan for the prevention of ocular itching associated with allergic conjunctivitis. Elestat was approved by the FDA in October 2003, is indicated for adults and children at least three years old, and is administered through one drop in each eye twice-a-day. Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months.

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

On September 30, 2008, the U.S. Patent and Trademark Office, or USPTO, issued a method of treatment patent related to Elestat. This patent was issued to an affiliate of Boehringer Ingelheim, the developer of the invention, and expires on November 29, 2020.

Notwithstanding the fact that a method of treatment patent was issued for Elestat in September 2008, due to the expiration of the commercial marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008, subject to applicable law, competitors are now permitted to submit to the FDA an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. See the risk factor entitled—“If a generic form of Elestat or an over-the-counter form of epinastine for the eye is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease”—for details related to a potential ANDA filing pertaining to a generic version of Elestat.

For a discussion of the risks associated with our products and the products we co-promote, please see the Risk Factors described elsewhere in this report.

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

We are developing Prolacria as an eye drop for dry eye disease. If approved, Prolacria could be the second FDA approved pharmacologically active agent to treat dry eye disease and the first one with this mechanism of action. Since Prolacria and Restasis have different mechanisms of action, we consider them complementary products and, if Prolacria is approved by the FDA, we believe there is commercial opportunity for both of these products. The manufacture and sale of Prolacria is protected in the United States under drug substance and formulation patents that expire in July 2016 as well as under use patents that expire in February 2017, subject to any applicable patent restoration that may extend protection up to an additional five years.

Under our agreement with Allergan, we are responsible for the development of Prolacria in the United States, and Allergan is responsible for the commercialization of Prolacria in the United States. In 2003, we exercised our right to co-promote Prolacria with Allergan in the United States. If and when we receive FDA approval and Prolacria is launched, we expect to begin promoting this product. Pursuant to this agreement, Allergan is responsible for obtaining regulatory approval of diquafosol tetrasodium in Europe.

Development Status. In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. We have received two approvable letters from the FDA (in December 2003 and December 2005). Subsequently, we have held meetings with the FDA and conducted various studies to facilitate a clinical trial design that both the FDA and Inspire agree is appropriate and reasonable to continue our clinical development of Prolacria, including a pilot clinical trial studying the candidate using the proprietary dry eye model (i.e., the controlled adverse environment or dry eye chamber) of Ophthalmic Research Associates Inc., or ORA, pursuant to a clinical services agreement.

In September 2008, we submitted a clinical protocol and request for Special Protocol Assessment, or SPA, to the FDA for a pivotal Phase 3 environmental trial with Prolacria. The protocol is based on information from a detailed analysis of the overall Prolacria clinical trial data to date, including our Phase 3 clinical trials and recently completed pilot trial with ORA, as well as consultation with the FDA, Allergan, and other dry eye experts. The proposed environmental trial focuses on evaluating the effects of Prolacria on the central region of the cornea measured using the fluorescein staining technique. We determined that designing and conducting an environmental trial was a more appropriate course than further studies of Prolacria in ORA’s dry eye model. We terminated the clinical services agreement with ORA in September 2008.

Estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $10 million to $15 million, depending on our approach to achieving NDA approval of the product candidate. This range includes costs for completing one additional Phase 3 clinical trial consistent with the SPA that we submitted, regulatory and consulting activities, salaries for development personnel, and other unallocated development costs, but excludes the cost of pre-launch inventory which is Allergan’s responsibility. If we are required to do more than one additional Phase 3 clinical trial, our costs will likely be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the ongoing interaction with the FDA and the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with the development of Prolacria and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

Our partner, Santen Pharmaceutical Co., Ltd., or Santen, is currently developing a different formulation of diquafosol tetrasodium, which it refers to as DE-089, in Japan. Our agreement with Santen allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries, and provides for certain milestones to be earned by us upon achievement of development milestones by Santen. In May 2008, Santen completed its Phase 3 clinical testing of DE-089, for which we received a related milestone payment of $1.25 million. Santen filed an application for manufacturing and marketing approval of DE-089 with the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA) on May 30, 2008.

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. We believe that our product candidate could be the first FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency. Denufosol is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through activation of the P2Y2 receptor, denufosol can potentially help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions. The manufacture and sale of denufosol tetrasodium is protected in the United States under patents that have claims to the drug substance, the formulation, and method of use that expire in February 2017, subject to any applicable patent restoration that may extend protection up to an additional five years.

Development Status.

TIGER-1: Our first Phase 3 clinical trial (TIGER-1) with denufosol tetrasodium inhalation solution for the treatment of cystic fibrosis was a 24-week, double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in 352 patients with mild cystic fibrosis lung disease (FEV1 (Forced Expiratory Volume in One Second) (in liters) ≥ 75%.) at clinical centers across North America. This portion was followed by a 24-week open-label denufosol safety extension in approximately 300 patients.

In June 2008, we announced top-line results from the 24-week placebo-controlled portion of the clinical trial. The clinical trial demonstrated statistical significance for its primary efficacy endpoint, which was the change in FEV1 from baseline at the clinical trial endpoint (at 24 weeks or last observation carried forward). Patients treated with denufosol had a statistically significant improvement in FEV 1 compared to placebo (45 milliliter treatment group difference in adjusted means, p = 0.047). On average, patients on denufosol improved in FEV 1 relative to baseline whereas patients on placebo remained essentially unchanged. Secondary endpoints were also evaluated during the placebo-controlled portion of TIGER-1. There was a trend in differences in FEF25%-75% (Forced Expiratory Flow 25%-75%), a measure of small airway function, favoring denufosol over placebo (87.5 milliliters/second treatment group difference, p = 0.072). There were no statistically significant differences between denufosol and placebo relative to the frequency of pulmonary exacerbations.

In late October 2008, we presented new data at the North American Cystic Fibrosis Conference which indicate that patients who continued to receive denufosol for an additional 24 weeks during the open-label extension experienced a progressive improvement in FEV1. These patients who received denufosol for 48 weeks during TIGER-1 experienced a mean change from baseline in FEV1 of 115 ml, almost a two-and-a-half fold increase compared to the initial 48 ml increase at the end of the 24-week placebo-controlled portion of the trial.

The patients who crossed over from placebo to denufosol at Week 24 also experienced improvements in FEV1 when receiving denufosol during the open-label extension. In terms of observed means, these patients had a 78 ml increase from baseline, compared to a 16 ml increase at the end of the 24-week placebo-controlled portion of the trial. This differs from the 3 ml adjusted mean for placebo at the 24-week study endpoint which also accounted for discontinuations. There was an approximate 95% completion rate of the patients who entered the open-label extension. The detailed results from the open-label extension of TIGER-1 are expected to be available in the first quarter of 2009.

TIGER-2: In February 2008, we initiated patient enrollment in TIGER-2, our second planned pivotal Phase 3 clinical trial, and in July 2008, we announced modifications to the clinical protocol for this ongoing clinical trial. The key changes to the protocol were: (i) increasing the length of the placebo-controlled portion of the trial from 24 to 48 weeks, such that the primary efficacy endpoint is the change from baseline in FEV1 at the 48-week trial endpoint; (ii) increasing the target enrollment from 350 patients to approximately 450 patients; and (iii) modifying entrance criteria to add an upper limit to the lung function criteria (targeting patients with a baseline FEV1 ≥ 75% and ≤ 110% predicted normal). In consultation with key experts, we determined that a longer treatment period of 48 weeks is appropriate based on the progressive improvement from baseline in FEV1 observed in patients who received denufosol in both the 24-week, placebo-controlled period of TIGER-1, as well as the 24-week open-label safety extension. As modified, the TIGER-2 clinical trial is a 48-week, double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in approximately 450 patients with FEV1 greater than or equal to 75% and less than or equal to 110% of predicted normal. The primary efficacy endpoint is the change from baseline in FEV1 (in liters) at the 48-week trial endpoint. Secondary endpoints include other lung function parameters, pulmonary exacerbations, requirements for concomitant cystic fibrosis medications and health related quality of life. Patients aged five years and older are eligible for enrollment. The use of standard cystic fibrosis maintenance therapies is permitted during the trial. The use of hypertonic saline is not permitted to be used by those patients enrolled in the clinical trial.

We currently expect to have approximately 100 participating clinical trial sites across the United States, Canada, Australia and New Zealand. As of October 17, 2008, 133 patients had been randomized at 41 clinical sites. We are targeting completion of TIGER-2 enrollment in 2009. The availability of TIGER-2 results will be dependent on the rate of enrollment in the clinical trial, but will likely follow receipt of the final study report of the ongoing two-year carcinogenicity study in rodents (discussed below). In addition, although there is no regulatory requirement to do so, we plan to offer patients who complete TIGER-2 an option to receive denufosol through participation in a subsequent open-label trial, which we currently expect to be 48 weeks in duration.

Other. In 2006, we completed a 52-week inhalation toxicology study in one animal species, and we have submitted the final study report to the FDA. There were no signs of pulmonary or systemic toxicity at doses well above the Phase 3 clinical dose. In addition, in November 2006, we initiated the required two-year inhalation carcinogenicity study in rats, and the study is ongoing. This carcinogenicity study must be completed prior to submitting an NDA filing. The time from initiation of this study to receipt of the final study report is expected to be up to three years. We expect to receive the final study report for this carcinogenicity study in the second half of 2009.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $30 million to $45 million. This estimate includes completing TIGER-2, the subsequent open-label trial and the carcinogenicity study, as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes the cost of pre-launch inventory and any product approval milestones payable to the Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

We intend to participate in the commercialization in North America for denufosol for the treatment of cystic fibrosis. We are seeking to secure a corporate partner to develop and commercialize this product candidate outside of North America.

Glaucoma product candidates

Overview. In November 2004, we licensed several patents for use in developing and commercializing new treatments for glaucoma from Wisconsin Alumni Research Foundation, or WARF. Under the technology licensed from WARF, we are evaluating new and existing compounds that are active in disrupting the acto-cytoskeleton of the trabecular meshwork as potential treatments for glaucoma. The scientific hypothesis is that the mechanism of action may result in reduction of intraocular pressure by affecting the primary outflow pathway for aqueous humor.

Development Status. In the first quarter of 2007, we initiated a Phase 1 proof-of-concept dose-ranging clinical trial for INS115644, the first compound in a series of compounds, in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in intraocular pressure. We have completed three of four planned cohorts of the clinical trial. Our ability to complete the clinical trial is dependent upon the availability of clinical trial material, which has been limited.

In September 2008, we initiated a Phase 1 clinical trial for a second compound referred to as INS117548. The placebo-controlled, dose-escalating trial is designed to evaluate the safety, tolerability and intraocular pressure (IOP)-lowering effects of INS117548 in approximately 60 subjects with early stage glaucoma or ocular hypertension. We expect to have data from both of these glaucoma clinical trials in 2009.

Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing for either of these product candidates.

For a discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007

Revenues

Total revenues were approximately $20.0 million for the three months ended September 30, 2008, as compared to approximately $12.2 million for the same period in 2007. The increase in 2008 revenue of approximately $7.8 million, or 63%, as compared to the same period in 2007, was primarily due to an increase in product revenue from net sales of AzaSite, which we launched in August 2007, the recognition of previously deferred co-promotion revenue from net sales of Elestat as well as increased co-promotion revenue from net sales of Restasis.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the three months ended September 30, 2008 were approximately $4.7 million, as compared to approximately $1.1 million for the same period in 2007. As compared to the three months ended June 30, 2008, net sales of AzaSite increased approximately $645,000, or 16%. For the three months ended September 30, 2008, based on prescription data from IMS Health, there were approximately 83,000 prescriptions written for AzaSite, representing approximately 3% of all prescriptions in the bacterial conjuctivitis market, defined as both branded and generic single-entity ocular antibiotics. In comparison, approximately 70,000 prescriptions were written for AzaSite for the three months ended June 30, 2008, representing approximately 2% of all prescriptions in the bacterial conjuctivitis market. Since launch, actual units of AzaSite dispensed have been slightly higher than the number of prescriptions as reported by IMS Health due to the issuance of multiple unit prescriptions by some physicians.

Product Co-Promotion

Total co-promotion revenue from net sales of Restasis and Elestat for the three months ended September 30, 2008 was approximately $15.2 million, as compared to approximately $11.1 million for the same period in 2007, representing an increase of approximately $4.1 million, or 37%.

Co-promotion revenue from net sales of Restasis for the three months ended September 30, 2008 was approximately $7.8 million, as compared to approximately $6.5 million for the same period in 2007. The increase in 2008 co-promotion revenue for Restasis of approximately $1.3 million, as compared to the same period in 2007, was primarily due to increased patient usage of Restasis and an increase in prescribers, evidenced by an increase of prescriptions year-over-year, as well as an annual price increase in the first quarter of 2008.

All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. However, approximately 2% of our co-promotion revenue from Restasis is derived from sales of Restasis outside of the United States. Based on national prescription data as provided by IMS Health, prescriptions for Restasis have increased approximately 10% for the three months ended September 30, 2008, as compared to the same period in 2007. For the three months ended September 30, 2008, Allergan recorded approximately $107 million of revenue from net sales of Restasis, as compared to approximately $88 million for the same period in 2007. In October 2008, Allergan revised their full year 2008 guidance to reflect increased net sales of Restasis to be in the range of $440-$450 million as compared to the previous guidance range of $420-$440 million.

Co-promotion revenue from net sales of Elestat for the three months ended September 30, 2008 was approximately $7.4 million, as compared to approximately $4.6 million for the same period in 2007. The increase in co-promotion revenue from net sales of Elestat of $2.8 million, as compared to the same period in 2007, was primarily due to the recognition of previously deferred co-promotion revenue of approximately $2.6 million and an annual price increase for Elestat that became effective during the first quarter of 2008. The increase in co-promotion revenue was partially offset by a decline in the U.S. allergic conjunctivitis market, in terms of prescriptions as well as a decline in Elestat’s market share based on national prescription data as provided by IMS Health.

Under the co-promotion agreement for Elestat, we are entitled to an escalating percentage of net sales based upon predetermined minimum calendar year net sales target levels that we are obligated to meet. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of our recorded co-promotion revenue are recognized as deferred revenue. For the three months ended September 30, 2008, we recognized approximately $2.6 million of previously deferred co-promotion revenue associated with net sales of Elestat as a result of achieving the minimum annual 2008 net sales target level. In comparison, during the three month period ended June 30, 2007, we achieved the annual 2007 net sales target level which allowed us to recognize approximately $2.4 million of previously deferred 2007 product co-promotion revenue for Elestat.

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Competition from the introduction of both a once-daily branded product and a generic in 2007 and loss of coverage under state Medicaid plans has caused a decrease in market share for Elestat. Based on current trends in prescriptions for Elestat, we expect our full year 2008 market share to decline slightly as compared to 2007.

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $1.6 million for the three months ended September 30, 2008, as compared to approximately $603,000 for the same period in 2007. Cost of sales reflects a 20% royalty to InSite Vision on net sales of AzaSite in accordance with our licensing agreement.

Cost of sales expense consists of variable and fixed cost components. Variable cost components include the cost of AzaSite inventory sold, changes to our inventory reserve for overstocking or short-dated material, distribution, shipping and logistic service charges from our third-party logistics provider and royalties to InSite Vision on net sales of AzaSite. Fixed cost components are primarily the amortization of the $19.0 million approval milestone that we paid InSite Vision as part of our licensing agreement. This approval milestone is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, which expires in March 2019.

Research and Development Expenses

Research and development expenses were approximately $9.8 million for the three months ended September 30, 2008, as compared to approximately $8.1 million for the same period in 2007. The increase in research and development expenses of approximately $1.7 million, or 21%, for the three months ended September 30, 2008, as compared to the same period in 2007, was primarily due to increased activities associated with our cystic fibrosis and glaucoma product candidates. Additionally, we incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $13.8 million for the three months ended September 30, 2008, as compared to approximately $14.3 million for the same period in 2007. The decrease in selling and marketing expenses of approximately $496,000, or 3%, for the three months ended September 30, 2008, as compared to the same period in 2007, was the result of timing differences of various promotional activities related to AzaSite and Elestat. This decrease was partially offset by increased Phase 4 program costs and a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

Our commercial organization currently focuses its promotional efforts on approximately 9,000 select eye care professionals, pediatricians, primary care physicians and allergists. Our selling and marketing expenses include all direct costs associated with the commercial organization, which include our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, fleet management and travel. Our marketing and promotion expenses include product management, promotion, advertising, public relations, Phase 4 clinical trial costs, physician training and continuing medical education and administrative expenses. We adjust the timing, magnitude and targeting of our advertising, promotional, Phase 4 clinical trials and other commercial activities for our products based on seasonal trends and other factors, and accordingly, these costs can fluctuate from period to period.

General and Administrative Expenses

General and administrative expenses were approximately $3.7 million for the three months ended September 30, 2008, as compared to approximately $3.6 million for the same period in 2007. The increase in general and administrative expenses of approximately $134,000, or 4%, for the three months ended September 30, 2008, as compared to the same period in 2007, was primarily due to a general increase in annual salaries, personnel related expenses, stock-based compensation expense and legal expense. These increases were partially offset by a reduction in consulting fees in the three months ended September 30, 2008, as compared to the same period in 2007.

On September 30, 2008, the Securities and Exchange Commission approved a non-monetary settlement of the previously announced investigation of Inspire and two of our officers by the SEC staff relating to a Phase 3 clinical trial of our dry eye product candidate, Prolacria. As a result of this settlement, we do not expect to incur any future legal costs related to this investigation.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Other Income/(Expense)

Other expense, net was approximately $586,000 for the three months ended September 30, 2008, as compared to other income, net of approximately $694,000 in the same period in 2007. The decrease in other income of approximately $1.3 million for the three months ended September 30, 2008, as compared to the same period in 2007, was primarily due to a combination of decreased interest income and increased interest expense. Interest income was negatively impacted due to a lower average cash and investment balance and experiencing a lower rate of return during the three months ended September 30, 2008, as compared to the same period in 2007. The increase in interest expense was associated with additional borrowings of $20.0 million in December 2007 under our term loan facility.

Nine Months Ended September 30, 2008 and 2007

Revenues

Total revenues were approximately $51.6 million for the nine months ended September 30, 2008, as compared to approximately $34.8 million for the same period in 2007. The increase in 2008 revenue of approximately $16.8 million, or 48%, as compared to the same period in 2007, was primarily due to product revenue from net sales of AzaSite, which we launched in August 2007, as well as increased co-promotion revenue from net sales of Restasis, partially offset by a decrease in co-promotion revenue from net sales of Elestat. In addition, total revenues for the 2008 period also included the recognition of a development milestone of $1.25 million from Santen for diquafosol tetrasodium in accordance with our development, license and supply agreement.

Product sales of AzaSite, net of rebates and discounts, for the nine months ended September 30, 2008 were approximately $11.1 million, as compared approximately $1.1 million for the same period in 2007. In August 2007, we launched AzaSite. Beginning in July 2007, we started receiving and processing orders for AzaSite as part of the initial stocking of the supply chain. These initial orders were offered with special terms as stocking incentives for wholesalers. Sales with these special terms were accounted for using the consignment model, which requires that we defer revenue until such time that the product is resold further into the supply chain or the product is no longer subject to the special terms. As a result, during the nine months ended September 30, 2007, we deferred approximately $1.1 million of revenue from sales of AzaSite, net of estimated rebates and discounts. At December 31, 2007, approximately $371,000 of net AzaSite revenues were deferred and subsequently recognized in the first quarter of 2008. Sales made subsequent to this specified “launch” time period include return rights that are customary in the industry. For these orders, we are recording revenue at the date of shipment, when title and substantially all the risks and rewards of ownership was transferred to the customer.

In connection with the launch of AzaSite, we created a managed markets group to establish relationships with wholesalers, commercial managed care organizations, state Medicaid agencies, and Medicare managed care organizations to secure access and reimbursement for AzaSite. We expect to continue to increase overall access and reimbursement as these organizations review AzaSite during the course of their normal review cycles and as prescription volume increases. For the nine months ended September 30, 2008, the bacterial conjunctivitis market, in terms of prescriptions, has decreased approximately 1%, compared to the same period in 2007, based on data as reported by IMS Health.

Co-promotion revenue from net sales of Restasis and Elestat for the nine months ended September 30, 2008 was approximately $24.1 million and $15.2 million, respectively, as compared to approximately $17.0 million and $16.7 million, respectively, for the same period in 2007. For the nine months ended September 30, 2008, Allergan recorded approximately $327 million of revenue from net sales of Restasis, as compared to approximately $244 million for the same period in 2007. Based on national prescription data as provided by IMS Health, prescriptions for Restasis have increased approximately 12% for the nine months ended September 30, 2008, as compared to the same period in 2007. Conversely, based on national prescription data from IMS Health, in terms of prescriptions, there has been a 7% decline in the U.S. allergic conjunctivitis market in which Elestat competes for the nine months ended September 30, 2008, as compared to the same period in 2007. In addition, based upon national prescription data from IMS Health, for the nine months ended September 30, 2008, Elestat prescriptions represented approximately 7% of the total U.S. allergic conjunctivitis market, as compared to approximately 8% in the same period in 2007.

As previously discussed in this report, for the nine months ended September 30, 2008, we have recognized the full amount of co-promotion revenue associated with net sales of Elestat as a result of achieving the minimum annual 2008 net sales target level. In comparison, in the prior year we achieved the minimum annual 2007 net sales target level as of June 30, 2007. Under our agreement with Allergan related to our co-promotion of Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels, which increase annually. Accordingly, we expect that it will take us longer to recognize the full amount of co-promotion revenue associated with net sales of Elestat in 2009 as compared to 2008. Under the co-promotion agreement with Allergan, calendar year 2009 is the last year that our co-promotion revenues of Elestat are subject to annual minimum target levels.

On September 30, 2008, the USPTO issued a method of treatment patent related to Elestat. This patent was issued to an affiliate of Boehringer Ingelheim, the developer of the invention, and expires on November 29, 2020. Notwithstanding the fact that a method of treatment patent was issued for Elestat in September 2008, due to the expiration of the commercial marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008, subject to applicable law, competitors are now permitted to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of epinastine HCl ophthalmic solution. If a generic form of Elestat or an over-the-counter form of epinastine for the eye is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease. Loss of our co-promotion revenue from Elestat will materially impact our results of operations and cash flows.

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

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $4.3 million for the nine months ended September 30, 2008, as compared to approximately $603,000 for the same period in 2007. Cost of sales reflects a 20% royalty to InSite Vision on net sales of AzaSite in accordance with our licensing agreement and a charge to the inventory reserve for potential short-dated product.

Certain costs included in cost of sales are subject to annual increases for which we have limited control. We expect that cost of sales will increase in relation to, but not proportionately to, the increases in revenue from sales of AzaSite.

Research and Development Expenses

Research and development expenses were approximately $34.4 million for the nine months ended September 30, 2008, as compared to approximately $38.8 million for the same period in 2007. The decrease in research and development expenses of approximately $4.4 million, or 11%, for the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to a one-time $13.0 million upfront AzaSite licensing fee paid in 2007 which did not occur in 2008. Excluding this one-time fee paid in the nine months ended September 30, 2007, our research and development expenses associated with our other product candidates increased approximately $8.6 million for the nine months ended September 30, 2008, as compared to the same period in 2007. Additionally, we incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

Our research and development expenses for the nine months ended September 30, 2008 and 2007, and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Nine Months Ended September 30,				Cumulative from Inception to September 30, 2008%
	2008	%	2007	%
Denufosol tetrasodium for cystic fibrosis	$14,147	41	$9,196	24	$60,294	20
Prolacria (diquafosol tetrasodium) for dry eye disease	6,078	18	1,148	3	49,397	16
INS115644 and INS117548 for glaucoma and related research and development	3,881	11	3,079	8	13,221	4
Epinastine nasal spray for allergic rhinitis (1)	3,340	10	4,986	13	19,806	7
AzaSite (2)	1,119	3	14,191	36	15,717	5
Other research, preclinical and development costs (3)	5,836	17	6,211	16	144,170	48

Total	$34,401	100	$38,811	100	$302,605	100

(1)	On April 23, 2008, we discontinued the development of epinastine nasal spray.
(2)	Expense in 2007 includes a $13.0 million upfront licensing fee upon the signing of the license agreement with InSite Vision.
(3)	Other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs, discontinued and/or inactive programs. These unallocated costs include personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $42.9 million for the nine months ended September 30, 2008, as compared to approximately $32.2 million for the same period in 2007. The increase in selling and marketing expenses of approximately $10.7 million, or 33%, for the nine months ended September 30, 2008, as compared to the same period in 2007, resulted from an overall increase in various expenses primarily associated with the commercialization of AzaSite, including the expansion of our sales force and creation of our managed markets group, as well as marketing and promotional activities and Phase 4 program costs. We also incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches. In addition, if we in-license or out-license rights to products, our selling and marketing expenses may fluctuate significantly from prior periods.

General and Administrative Expenses

General and administrative expenses were approximately $10.8 million for the nine months ended September 30, 2008, as compared to approximately $10.4 million for the same period in 2007. The increase in general and administrative expenses of approximately $407,000, or 4%, for the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to a general increase in annual salaries, personnel related expenses and stock-based compensation expense as well as an increase in legal and administrative expenses associated with our stockholder litigation and SEC investigation. Prior year general and administrative expenses reflect a large initial reimbursement of legal fees received from our insurance provider related to our stockholder litigation and SEC investigation. These increases were partially offset by a reduction in consulting fees in the nine months ended September 30, 2008, as compared to the same period in 2007.

Future general and administrative expenses will depend on the level of our future research and development and commercialization activities, as well as the legal and administrative expenses incurred related to our stockholder litigation and the extent to which these legal expenses are reimbursed by insurance. (See “Litigation” described elsewhere in this report).

Other Income/(Expense)

Other expense, net was approximately $1.1 million for the nine months ended September 30, 2008, as compared to other income, net of approximately $1.5 million in the same period in 2007. The decrease in other income of approximately $2.6 million for the nine months ended September 30, 2008, as compared to the same period in 2007, was due to a combination of decreased interest income and increased interest expense. Interest income was negatively impacted due to experiencing a lower rate of return on our cash and investments during the nine months ended September 30, 2008, as compared to the same period in 2007. The increase in interest expense was associated with additional borrowings of an aggregate of $40.0 million during 2007 under our term loan facility.

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

At September 30, 2008, we had net working capital of approximately $62.1 million, a decrease of approximately $45.6 million from approximately $107.7 million at December 31, 2007. The decrease in working capital was principally due to the funding of normal operating expenses associated with commercialization activities and the development of our product candidates. Additionally, we have made interest and principal payments on our term loan facility. Our principal sources of liquidity at September 30, 2008 were approximately $69.9 million in cash and cash equivalents, approximately $8.4 million in investments, which are considered available-for-sale and approximately $18.1 million in trade receivables.

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

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $48.0 million was outstanding as of September 30, 2008. We make scheduled principal and interest payments on a monthly basis and all loan advances made under the agreement have a final maturity date in March 2011.

Our working capital requirements may fluctuate in future periods depending on many factors, including: the number, magnitude, scope and timing of our development programs; the commercial potential and success of our products; the potential loss of commercial exclusivity of any of our products; the loss of revenue from our products due to competition or loss of market share; the costs related to the commercialization of AzaSite and our other products; the costs related to the potential FDA approval of our other product candidates; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the efficiency of manufacturing processes developed on our behalf by third parties; the level of required administrative and legal support; the availability of capital to support product candidate development programs we pursue; the commercial potential of our product candidates; and unreimbursed legal and administrative costs associated with resolving and satisfying any potential outcome of our stockholder litigation.

2008 Financial Guidance

As previously disclosed, based upon current AzaSite, Restasis and Elestat trends, we expect to record 2008 aggregate revenue in the range of $62-$76 million and expect 2008 total operating expenses to be in the range of $109-$129 million. Cost of sales, which includes the amortization of the AzaSite approval milestone and royalty obligations to InSite Vision, is expected to be in the range of $5-$8 million and is included as a component of total operating expense. Total estimated selling and marketing expenses and general and administrative expenses are estimated to be in the range of $50-$57 million and $14-$18 million, respectively. Research and development expenses associated with the further development of our product candidates are estimated to be in the range of $42-$54 million. Included within our operating expenses guidance are projected stock-based compensation costs of approximately $5 million.

Our ability to remain within our operating expense target range is subject to multiple factors including unanticipated cost overruns, the need to expand the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, costs to successfully commercialize our products and product candidates, commercial success of our products and product candidates, unanticipated professional fees or settlements associated with our stockholder litigation and other factors described under the Risk Factors located elsewhere in this report.

Cash utilization in 2008 is expected to be in the range of $50-$80 million, which incorporates $14 million of principal repayment on our outstanding debt. For the nine months ended September 30, 2008, our cash utilization was approximately $60.6 million, or averaged approximately $6.7 million per month.

Based on current operating plans, we expect our cash and investments to provide liquidity through 2009. Our liquidity needs will largely be determined by the commercial success of our products and key development and regulatory events. In order for us to continue operations substantially beyond 2009 we will need to: (1) successfully increase revenues; (2) obtain additional product candidate approvals, which would trigger milestone payments to us; (3) out-license rights to certain of our product candidates, pursuant to which we would receive income; (4) raise additional capital through equity or debt financings or from other sources; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. Additionally, we currently have the ability to sell approximately $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement that we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. We are in compliance with all of the covenants under our loan and security agreement.

Off Balance Sheet Arrangements

As of September 30, 2008, we were not a party to any off-balance sheet arrangements.

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

As with any legal proceeding, we cannot predict with certainty the eventual outcome of this lawsuit, nor can a reasonable estimate of the amounts of loss, if any, be made. Furthermore, we will have to incur expenses in connection with this lawsuit, which may be substantial. Moreover, responding to and defending the pending litigation will result in a diversion of management’s attention and resources and an increase in professional fees. We have various insurance policies related to the risk associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover all the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs.

SEC Investigation

On September 30, 2008, the SEC approved a non-monetary settlement of the previously announced investigation by the SEC staff relating to a Phase 3 clinical trial of our dry eye product candidate, Prolacria. The SEC also approved settlements with Christy L. Shaffer, our President and Chief Executive Officer and Mary B. Bennett, who previously served as our Executive Vice President, Operations and Communications.

Under the settlements, we, Dr. Shaffer, and Ms. Bennett each consented to a Commission Order Instituting Cease and Desist Proceedings, Making Findings, and Imposing a Cease and Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934, or the Order, dated September 30, 2008. In particular, we, Dr. Shaffer, and Ms. Bennett consented to a cease and desist order against future violations of Section 13(a) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder. We, Dr. Shaffer, and Ms. Bennett did not admit or deny any findings in the Order. The Order does not include any monetary payments or other sanctions. The Order does not affect the current or future employment, or director or officer status, of either Dr. Shaffer or Ms. Bennett.

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

Revenue Recognition

We record all of our revenue from: (1) sales of AzaSite; (2) product co-promotion activities; and (3) collaborative research agreements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” or SAB No. 104. SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Product Revenues

We recognize revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, we sell AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial healthcare organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of September 30, 2008 and December 31, 2007, we had net reserves of approximately $1.0 million and $235,000, respectively, for sales incentives.

In addition to SAB No. 104, our ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists,” or SFAS No. 48, as issued by the Financial Accounting Standards Board, or FASB. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if: (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in our return goods policy. Our return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, we estimate the level of sales that will ultimately be returned pursuant to our return policy and record a related reserve at the time of sale. These amounts are deducted from our gross sales of AzaSite in determining our net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and our own historical experience with AzaSite. We also consider other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of September 30, 2008 and December 31, 2007, we had net reserves of approximately $430,000 and $95,000, respectively, for potential returns of AzaSite.

We utilize data from external sources to help us estimate our gross to net sales adjustments as they relate to the sales incentives and recognition of revenue for AzaSite sold. External sourced data includes, but is not limited to, information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers as well as data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. We also utilize this data to help estimate and identify prescription trends and patient demand, as well as product levels in the supply chain.

Product Co-promotion Revenues

We recognize co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to us by Allergan. We actively promote both Restasis and Elestat through our commercial organization and share in any risk of loss due to returns and other allowances, as determined by Allergan. Accordingly, our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s net sales for both Restasis and Elestat, reported to us by Allergan, as co-promotion revenue. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. During the three months ended September 30, 2008, we achieved our minimum annual 2008 net sales target level for Elestat. Calendar year 2009 is the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement.

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from our research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. In May 2008, we recognized $1.25 million of collaborative research and development revenue from Santen upon the completion of its Phase 3 clinical testing. No other collaborative research and development revenue has been recognized in the nine months ended September 30, 2008 or fiscal year 2007.

Inventories

Our inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits companies to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Companies electing the fair value option would be required to recognize changes in fair value in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for financial assets and liabilities existing at January 1, 2008 that were not already measured at fair value or newly transacted in the nine months ended September 30, 2008. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by SFAS No. 159.

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

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including United States government and government agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. As of September 30, 2008, cash equivalents consisted of $1.7 million in a money market account, $55.7 million in a money market fund and $8.0 million in commercial paper with maturities less than 90 days. Our investment portfolio as of September 30, 2008 consisted solely of corporate notes and bonds and commercial paper and had an average maturity of less than 12 months, using the stated maturity or reset maturity dates associated with individual maturities as the basis for the calculation. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At September 30, 2008, our portfolio of available-for-sale investments consisted of approximately $5.4 million of investments maturing within one year and approximately $3.0 million of investments maturing after one year but within 36 months. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers.

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. In 2007, mortgage-backed securities referencing sub-prime consumer mortgages experienced a significant increase in default rates, resulting in devaluation of asset prices and reduction in market liquidity. We reduced our exposure to such additional market risk and associated credit risk by eliminating our investments in mortgage-backed and auction rate securities during 2007. As of September 30, 2008, we do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

Our risk associated with fluctuating interest expense is limited to future capital leases and other short-term debt obligations we may incur in our normal operations. The interest rates on our long-term debt borrowings under the term loan facility are fixed and as a result, interest due on borrowings are not impacted by changes in market-based interest rates.

Strategic Investment Risk

In addition to our normal investment portfolio, we have a strategic investment in Parion Sciences, Inc. of $200,000 as of September 30, 2008. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company. We have established policies and procedures for assessing market and foreign exchange risk. As of September 30, 2008, we did not have any material foreign currency hedges.

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

As with any legal proceeding, we cannot predict with certainty the eventual outcome of this lawsuit, nor can a reasonable estimate of the amounts of loss, if any, be made.

On September 30, 2008, the SEC approved a non-monetary settlement of the previously announced investigation by the SEC staff relating to a Phase 3 clinical trial of our dry eye product candidate, Prolacria. The SEC also approved settlements with Christy L. Shaffer, our President and Chief Executive Officer and Mary B. Bennett, who previously served as our Executive Vice President, Operations and Communications.

Under the settlements, we, Dr. Shaffer, and Ms. Bennett each consented to a Commission Order Instituting Cease and Desist Proceedings, Making Findings, and Imposing a Cease and Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934, or the Order, dated September 30, 2008. In particular, we, Dr. Shaffer, and Ms. Bennett consented to a cease and desist order against future violations of Section 13(a) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder. We, Dr. Shaffer, and Ms. Bennett did not admit or deny any findings in the Order. The Order does not include any monetary payments or other sanctions. The Order does not affect the current or future employment, or director or officer status, of either Dr. Shaffer or Ms. Bennett.

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

Risks Related to Product Commercialization

Failure to adequately market and commercialize AzaSite will limit our revenues.

The commercial success of AzaSite will depend on a number of factors, including:

•	Acceptance by patients and physicians;

•	Effectiveness of our sales and marketing efforts;

•	Ability to differentiate AzaSite relative to our competitors’ products;

•	Ability to further develop clinical information to support AzaSite;

•	Market satisfaction with existing alternative therapies;

•	Perceived efficacy relative to other available therapies;

•	Cost of treatment;

•	Pricing and availability of alternative products, including generic or over-the-counter products;

•	Marketing and sales activities of competitors;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration;

•	Regulatory approval in other jurisdictions;

•	Market penetration;

•	The manufacturer’s successful building and sustaining of manufacturing capability; and

•	Our ability to enter into managed care and governmental agreements on favorable terms.

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

Under our agreement with InSite Vision, we are obligated to make pre-determined minimum annual royalty payments to InSite Vision. To the extent annual royalty payments actually paid to InSite Vision on our sales of AzaSite are less than the minimum annual royalty amounts established under our agreement with InSite Vision, we are obligated to pay the difference. In the event we are required to make annual minimum royalty payments, our profits with respect to AzaSite, if any, will be decreased or any losses with respect to the product will be increased. Such circumstances may result in us ceasing our commercialization of AzaSite and terminating our agreement with InSite Vision.

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

If Restasis is not successfully commercialized, our revenues will be negatively impacted.

Allergan is primarily responsible for commercializing Restasis and utilizes a significantly larger sales force then do we for such purpose. Accordingly, our revenues on the net sales of Restasis are largely dependent on the actions and success of Allergan, over whom we have no control.

Our present revenues depend upon and our future revenues will depend, at least in part, upon the acceptance of Restasis by eye care professionals and patients. Factors that could affect the commercialization of Restasis include:

•	Extent and effectiveness of Allergan’s sales and marketing efforts;

•	Satisfaction with existing alternative therapies, including generic or over-the-counter products;

•	Perceived efficacy relative to other available therapies;

•	Extent and effectiveness of our sales and marketing efforts;

•	Changes in, or the levels of, third-party reimbursement of product costs;

•	Coverage and reimbursement under Medicare Part D, state government sponsored plans and commercial plans;

•	Cost of treatment;

•	Marketing and sales activities of competitors;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration;

•	Prevalence and severity of adverse side effects; and

•	Regulatory approval in other jurisdictions.

We cannot predict the potential long-term patient acceptance of Restasis or the effects of competition and managed health care on sales of this product.

The manufacture and sale of Restasis is protected under a use patent that expires in August 2009 and a formulation patent that expires in May 2014. While a formulation patent affords certain protection, following the expiration of the use patent, a competitor may attempt to receive FDA approval for a cyclosporine product using a different formulation. If and when Restasis experiences competition, including generics, our revenues attributable to Restasis will be significantly impacted.

If we do not successfully market and promote Elestat, our revenues will be negatively impacted.

We have the responsibility for promoting and marketing Elestat in the United States and paying the associated costs pursuant to our agreement with Allergan. Our revenues will be impacted from time to time by the number of formularies upon which this product is listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates. Allergan is responsible for determining the formularies upon which Elestat is listed and making the appropriate regulatory and other filings.

Our present revenues depend upon and our future revenues will depend, at least in part, upon the continued acceptance of Elestat by eye care professionals, allergists and patients. Factors that could affect the commercialization of Elestat include:

•	Satisfaction with existing alternative therapies, including therapies requiring only one dose per day;

•	Decreases in the size of the market for topical allergic conjunctivitis products;

•	Perceived efficacy relative to other available therapies;

•	Extent and effectiveness of our sales and marketing efforts;

•	Changes in, or the levels of, third-party reimbursement of product costs;

•	Coverage and reimbursement under Medicare Part D, state government sponsored plans and commercial plans;

•	Cost of treatment;

•	Pricing and availability of alternative products, including generic or over-the-counter products;

•	Marketing and sales activities of competitors;

•	Shifts in the medical community to new treatment paradigms or standards of care; and

•	Relative convenience and ease of administration.

We cannot predict the potential long-term patient acceptance of Elestat or the effects of competition and managed health care on sales of this product.

Under our agreement with Allergan related to our co-promotion of Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels through fiscal 2009. To the extent net sales of Elestat do not meet the minimum annual net sales requirements, the percent of net sales of Elestat payable to us will be reduced.

If a generic form of Elestat or an over-the-counter form of epinastine for the eye is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will essentially cease.

On September 30, 2008, the USPTO issued a method of treatment patent to an affiliate of Boehringer Ingelheim related to Elestat. Notwithstanding the fact that a method of treatment patent was issued for Elestat, the five year commercial exclusivity period awarded to Elestat as a new chemical entity, as provided under the Hatch-Waxman Amendments to the Food, Drug, and Cosmetic Act, expired on October 15, 2008. As a result of the expiration of such exclusivity period, competitors are now able to submit to the FDA, for review in its standard review cycle, an ANDA or a 505(b)(2) referencing the NDA of epinastine HCl ophthalmic solution. We are aware that several generic pharmaceutical companies have expressed an interest in potentially commercializing the ocular form of epinastine after the commercial exclusivity period expires. Upon submission of an ANDA, the generic applicant must certify to the FDA that either (i) no patents are listed for the applicable product in the FDA publication Approved Drug Products with Therapeutic Equivalence (commonly called the “Orange Book”), or that (ii) any Orange Book listed patents have expired, or that (iii) approval is sought only after their expiration, or that (iv) any Orange Book listed patent is invalid or will not be infringed by the manufacture, use, or sale of the generic product. A certification that a listed patent is invalid or will not be infringed is commonly referred to as a Paragraph IV certification.

If an ANDA applicant makes a Paragraph IV certification pertaining to Elestat, such applicant is required to give notice to Boehringer Ingelheim (or its representative), as the owner of the listed patent, and to Allergan (or its representative), as the holder of the Elestat NDA. The owner of a listed patent that is the subject of the certification and, in certain circumstances, another party holding all substantial rights to the listed patent, will have the right in accordance with applicable law to initiate suit against an ANDA applicant for patent infringement, notwithstanding the fact that manufacturing and sales of the generic product will not yet have commenced. Inspire does not have a license to the Elestat patent. If a law suit is initiated within 45 days from the date of receipt of the ANDA applicant’s Paragraph IV certification, a stay is triggered under applicable law, which provides that the ANDA application will not be approved for 30 months, or until a final court decision in the infringement suit in favor of the ANDA applicant, whichever occurs first. Such stay is subject to reduction or extension in length by the court, if a party does not cooperate in reasonably expediting the patent litigation. Loss of our co-promotion revenue from Elestat will materially impact our results of operations and cash flows.

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

Even if regulatory authorities approve our product candidates, those product candidates may not be commercially successful. Acceptance of and demand for any new products will depend largely on the following:

•	Acceptance by physicians and patients of the product as a safe, effective and convenient therapy;

•	Reimbursement of drug and treatment costs by government programs and third-party payors;

•	Effectiveness of our sales and marketing efforts;

•	In the case of Prolacria, effectiveness of Allergan’s sales and marketing efforts;

•	Marketing and sales activities of competitors;

•	Safety, effectiveness and pricing of alternative products; and

•	Prevalence and severity of side effects associated with the new product.

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

The manufacturing of sufficient quantities of new and/or approved products or product candidates is a time-consuming and complex process. We have no experience or capabilities to conduct the manufacture of any of our product candidates. In order to successfully commercialize AzaSite and continue to develop our product candidates, we need to contract or otherwise arrange for the necessary manufacturing. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us or our collaborators. We depend upon third parties for the manufacture of both drug substance and finished drug products and this dependence may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our operations and revenues. If we, or our partners, are unable to engage or retain third-party manufacturers on a long-term basis or on commercially acceptable terms, our products may not be commercialized as planned, and the development of our product candidates could be delayed.

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

We depend upon a third-party vendor to manufacture the nebulizer used with denufosol with whom we have no supply agreement. This vendor is responsible for managing the manufacturing process of the nebulizer in accordance with all applicable regulatory requirements. Any manufacture or regulatory compliance problems related to the manufacture of this device or any failure on the part of the manufacturer to supply the device (including discontinuation of the nebulizer) could delay product development or adversely affect regulatory approvals of denufosol.

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

We have submitted a clinical protocol and request for an SPA to the FDA for a pivotal Phase 3 environmental trial with Prolacria. We cannot predict the timing of the FDA’s review of such SPA. It will be necessary to undertake at least one additional Phase 3 clinical trial in support of the NDA for Prolacria and there can be no guarantee that the FDA would find any such additional clinical trial to be successful or that the FDA would approve Prolacria even if such additional clinical trial was successful. If additional Phase 3 clinical trials for Prolacria are required by the FDA, we may decide not to conduct those clinical trials, which would result in the inability to obtain FDA approval of the product candidate.

We will have to conduct significant development activities, non-clinical and clinical tests and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and clinical testing of our product candidates under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Additionally, companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

•	The measure of efficacy of the drug is not statistically significant compared to placebo;

•	Patients experience severe side effects or serious adverse events during treatment;

•	Patients die during the clinical trial because their disease is too advanced or because they experience medical problems that may or may not relate to the drug being studied;

•	Patients do not enroll in the clinical trials at the rate we expect;

•	We decide to modify the drug or the clinical trial protocol during testing;

•	Our commercial partners, or future commercial partners, delay, amend or change our development plan or strategy; and

•	We allocate our limited financial and other resources to other clinical and preclinical programs.

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

We are developing denufosol as an inhaled product designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms by mitigating the underlying ion transport defect in the airways of patients with cystic fibrosis. The FDA has not published guidance on the drug approval process associated with such a product candidate. Furthermore, we are not aware of any FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. We cannot predict or guarantee the outcome or timing of our Phase 3 program for denufosol for cystic fibrosis. A significant amount of work will be required to advance denufosol through clinical testing, including satisfactory completion of additional clinical trials, toxicology and carcinogenicity studies. We may later decide to change the focus or timing of a Phase 3 program. Our TIGER-2 clinical trial for denufosol for cystic fibrosis may not be successful or unexpected safety concerns may emerge that would negatively change the risk/benefit profile for this product candidate.

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

After initial regulatory approval, the manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review. Additionally, the FDA encourages health professionals to report significant adverse events associated with products. The FDA may require additional clinical studies, known as Phase 4 studies, to evaluate product safety effects. In addition to studies required by the FDA after approval, we may conduct our own Phase 4 studies to explore the use of the approved drug product for treatment of new indications or to broaden our knowledge of the product. The subsequent discovery of previously unknown problems with a product’s safety or efficacy as a result of these studies or as reported in their prescribed use may result in restrictions through labeling changes or withdrawal of the product from the market.

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

There are extensive state, federal and foreign laws and regulations applicable to pharmaceutical companies engaged in the discovery, development and commercialization of medicinal products. There are laws and regulations that govern areas including financial controls, clinical trials, testing, manufacturing, labeling, safety, packaging, shipping, distribution and promotion of pharmaceuticals, including those governing interactions with prescribers and healthcare professionals in a position to prescribe, recommend, or arrange for the provision of our products.

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

We continue to defend against a Consolidated Class Action Complaint, or CAC, filed against us and certain of our present or former senior officers or directors. The CAC asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on statements alleged to be false and misleading regarding a Phase 3 clinical trial of Prolacria and adds claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. No assurance can be made that we will be successful in our defense of the pending claims. If we are not successful in our defense of the claims, we could be forced to, among other ramifications, make significant payments to resolve the claims and such payments could have a material adverse effect on our business, future results of operations, financial position and/or cash flows if not covered by our insurance carriers or if damages exceed the limits of our insurance coverage. Furthermore, regardless of our success in defending against the litigation, the litigation itself has resulted, and may continue to result, in substantial costs, use of resources and diversion of the attention of management and other employees, which could adversely affect our business. We have various insurance policies related to the risks associated with our business, including directors and officers insurance. However, there is no assurance that our insurance coverage will be sufficient or that our insurance companies will cover all the matters claimed. In the event of an adverse outcome, our business as well as our future results of operations, financial position and/or cash flows could be materially affected to the extent that our insurance fails to cover such costs. The settlement of our SEC investigation does not ensure that we will be successful in our defense of the CAC.

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

•	Deductions from gross sales relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs;
•	The duration of market exclusivity of AzaSite, Elestat and Restasis;

•	The timing of approvals, if any, for other possible future products;

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	The initiation of new contractual arrangements with other companies; or

•	The failure or refusal of a collaborative partner to pay royalties or milestone payments.

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

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner has met a contractual milestone triggering a payment to us. In May 2008, we recognized collaborative research and development revenue of $1.25 million from Santen associated with the completion of Phase 3 clinical testing of diquafosol tetrasodium in Japan. There can be no assurances that we or our collaborative partners will reach any additional contractual milestones during the remainder of 2008 or at any later date.

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product candidate development.

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $92.4 million in the nine months ended September 30, 2008, and were approximately $114.5 million for the year ended December 31, 2007. Our cash, cash equivalents and investments totaled approximately $79.1 million on September 30, 2008.

We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development activities, clinical trials and commercial activities. Many factors will influence our future capital needs, including:

•	The number, breadth and progress of our research and development programs;

•	The level of activities relating to commercialization of our products;

•	The ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing or future collaborations and licensing agreements;

•	Progress by our collaborators with respect to the development of product candidates;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The timing and amount of debt repayment requirements;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to government, Nasdaq or other applicable investigations against us; and

•	The costs involved in enforcing patent claims and other intellectual property rights, including costs associated with maintaining market exclusivity for Elestat.

In addition, our capital requirements will depend upon:

•	The level of sales generated for AzaSite, Restasis and Elestat;

•	The receipt of revenue from Allergan on net sales of Restasis and Elestat;

•	The receipt of revenue from wholesalers and other customers on net sales of AzaSite;

•	The receipt or payment of milestone payments under our collaborative agreements;

•	The ability to obtain approval from the FDA for Prolacria or any of our other product candidates; and

•	Payments from existing and future collaborators.

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

Our $60.0 million term loan facility is secured by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain minimum liquidity levels based on the balance of the outstanding advances. The agreement may affect our operations in several ways, including the following:

•	A portion of our cash flow from operations will be dedicated to the payment of the principal and interest on our indebtedness;

•	Our future cash flow may be insufficient to meet our required principal and interest payments;

•	We may need to raise additional capital in order to remain in compliance with the loan covenants;

•	Our ability to enter into certain transactions may be limited; and

•	We may need to delay or reduce planned expenditures or clinical trials as well as other development and commercial activities if our current operations are not sufficient enough to service our debt.

Events of default under the loan and security agreement are not limited to, but include the following:

•	Payment default;

•	Covenant default;

•	A material adverse change in Inspire;

•	Breach of our agreements with Allegan; and

•	Judgments against us over a specified dollar amount.

In case of an uncured default, the following actions may be taken against us by the lending institutions:

•	All outstanding obligations associated with the term loan facility would be immediately due and payable;

•	Any of our balances and deposits held by the lending institutions would be applied to the obligation;

•	Balances and accounts at other financial institutions could be “held” or exclusive control be transferred to the lending institutions; and

•	All collateral, as defined in the agreement, could be seized and disposed of.

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net operating losses of approximately $41.9 million for the nine months ended September 30, 2008, and approximately $63.7 million for the year ended December 31, 2007. As of September 30, 2008, our accumulated deficit was approximately $350.8 million. We currently expect to incur significant operating losses over the next several years. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

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

Disputes may arise in the future over the ownership of rights to any technology developed with collaborators. These and other possible disagreements between us and our collaborators could lead to delays in the collaborative development or commercialization of products. Such disagreements could also result in litigation or require arbitration to resolve.

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

If we must defend a patent suit, or if we choose to initiate a suit to have a third-party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. While we are not aware of any patent that we are infringing, nor have we been accused of infringement by any other party, other companies may have, or may acquire, patent rights, which we might be accused of infringing. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others. Should we choose to do this, as with the above, we may need to make considerable expenditures of money and management time in litigation. Further, we may have to participate in interference proceedings in the USPTO to determine the priority of invention of any of our technologies.

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

Manufacturing, marketing and sale of our products or conducting clinical trials of our product candidates may expose us to liability claims from the use of those products and product candidates. Product liability claims could result in the imposition of substantial liability on us, a recall of products, or a change in the indications for which they may be used. Although we carry product liability insurance and clinical trial liability insurance, we, or our collaborators, may not maintain sufficient insurance to cover these potential claims. We do not have the financial resources to self-insure and it is unlikely that we will have these financial resources in the foreseeable future. If we are unable to protect against potential product liability claims adequately, we may find it difficult or impossible to continue to commercialize our products or the product candidates we develop. If claims or losses exceed our liability insurance coverage, we may go out of business.

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

The market price of our common stock has been volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding the commercialization of AzaSite;

•	Announcements regarding FDA approval of Prolacria or any of our product candidates;

•	Announcements made by us concerning results of clinical trials with our product candidates;

•	Market acceptance and market share of AzaSite, Restasis and Elestat;

•	Duration of market exclusivity of AzaSite, Restasis and Elestat;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions and/or investigations;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	FDA approval of other treatments for the same indication as any one of our product candidates;

•	Business development activities; and

•	Litigation.

Extreme price and volume fluctuations occur in the stock market from time to time that can particularly affect the prices of biotechnology companies. These extreme fluctuations are sometimes unrelated to the actual performance of the affected companies.

Warburg Pincus is able to exercise substantial control over our business.

Warburg Pincus Private Equity IX, L.P., or Warburg, holds 14,018,600 shares of our common stock which represented approximately 25% of our outstanding common stock as of September 30, 2008. Warburg and its affiliates may acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities, without triggering the provisions of our stockholder rights plan. Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, effective July 20, 2007, our Board of Directors elected Jonathan S. Leff as a Class C member of the Board of Directors. As a result of the foregoing, Warburg is able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of September 30, 2008, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 43% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales of securities may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of September 30, 2008, there were 56,622,180 shares of common stock outstanding. Of these outstanding shares of common stock, approximately 21,500,000 shares were sold in public offerings and are freely tradable without restriction under the Securities Act of 1933, unless purchased by our affiliates. We have also filed a registration statement on Form S-3 for all 14,018,600 shares of common stock held by Warburg. In addition, we have the ability to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which we filed with the SEC on March 9, 2007. Up to 15,178,571 shares of our common stock are issued or issuable upon the release of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our Amended and Restated 2005 Equity Compensation Plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act of 1933 and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

Our employees are covered under Change in Control Severance Benefit Plans which provide severance benefits as of the date on which a change in control occurs. The plans would increase the acquisition costs to a purchasing company that triggers the change in control provisions and as a result, may discourage, delay or prevent a change in control.

Our Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions which could discourage, delay or prevent a third party from acquiring shares of our common stock or replacing members of our Board of Directors. Our Restated Certificate of Incorporation allows our Board of Directors to issue shares of preferred stock. Our Board of Directors can determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As a result, our Board of Directors could make it difficult for a third party to acquire a majority of our outstanding voting stock. Since management is appointed by the Board of Directors, any inability to effect a change in the Board of Directors may result in the entrenchment of management.

Our Restated Certificate of Incorporation also provides that the members of the Board will be divided into three classes. Each year, the terms of approximately one-third of the directors will expire. Our Amended and Restated Bylaws include director nomination procedures and do not permit our stockholders to call a special meeting of stockholders. The staggering of directors’ terms of office, the director nomination procedures and the inability of stockholders to call a special meeting may make it difficult for stockholders to remove or replace the Board of Directors should they desire to do so. The director nomination requirements include a provision that requires stockholders give advance notice to our Secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting. Our directors may be removed from our Board of Directors only for cause. These provisions may discourage, delay or prevent changes of control or management, either by third parties or by stockholders seeking to change control or management.

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

Inspire Pharmaceuticals, Inc.

Date: October 31, 2008	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer (principal executive officer)

Date: October 31, 2008	By:	/s/ Thomas R. Staab, II
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