Form 10-K
period 2008-12-31
INSPIRE PHARMACEUTICALS INC
filed 2009-03-13
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $180,686,731

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2009.

Class	Number of Shares
Common Stock, $.001 par value	56,680,167

Documents incorporated by reference

Document Description	10-K Part III
Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2008 are incorporated by reference into Part III of this report.	Items 10, 11, 12, 13, 14

INSPIRE PHARMACEUTICALS, INC.

2008 FORM 10-K ANNUAL REPORT

We own or have rights to various trademarks, copyrights and trade names used in our business. AzaSite® is a trademark owned by InSite Vision Incorporated. Restasis®, Elestat® and ProlacriaTM are trademarks owned by Allergan, Inc. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on researching, developing and commercializing prescription pharmaceutical products for ophthalmic and pulmonary diseases. Our goal is to build and commercialize a sustainable portfolio of innovative new products based on our technical and scientific expertise. The most advanced compounds in our clinical pipeline are Prolacria for dry eye and denufosol tetrasodium for cystic fibrosis, which are both in Phase 3 development and AzaSite for blepharitis, which is beginning Phase 2 development. We receive revenues related to the promotion of AzaSite for bacterial conjunctivitis, co-promotion of Elestat for allergic conjunctivitis and royalties on Restasis for dry eye. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS IN THE UNITED STATES
Products

AzaSite	Bacterial conjunctivitis	InSite Vision	Promoting

Elestat	Allergic conjunctivitis	Allergan	Co-promoting

Restasis	Dry eye disease	Allergan	Receiving royalties (2)

Product Candidates in
Clinical Development

Prolacria (diquafosol tetrasodium)	Dry eye disease	Allergan; Santen Pharmaceutical	Phase 3 (3)

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

AzaSite	Blepharitis	InSite Vision	Initiating Phase 2 program

INS115644, INS117548	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See “Collaborative Agreements” in this report for a detailed description of our agreements with these collaborative partners.
(2)	Under our agreement with Allergan, the royalty that we receive on the net sales of Restasis is based upon a percentage of net sales of Restasis in the United States, and upon a percentage of net sales of Restasis outside the United States, except in Japan, Taiwan, Korea, Hong Kong and China.
(3)	In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. We have received two approvable letters from the FDA (in December 2003 and December 2005). Additionally, Santen filed an application for manufacturing and marketing approval of a different formulation of diquafosol tetrasodium with the Japanese Ministry of Health, Labor and Welfare on May 30, 2008.

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

In February 2007, we entered into a license agreement with InSite Vision Incorporated, or InSite Vision, pursuant to which we acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin as the sole active ingredient for use in the treatment of human ocular or ophthalmic indications. The license agreement grants us exclusive rights to develop, make, use, market, commercialize and sell the products in the United States and Canada. We are obligated to pay InSite Vision royalties on net sales of AzaSite in the United States and Canada. See “—Collaborative Agreements—InSite Vision Incorporated.”

In August 2007, we launched AzaSite in the United States and are promoting it to eye care specialists. The manufacture and sale of AzaSite is protected in the United States under use and formulation patents that expire in March 2019.

Market Opportunity. The U.S. single-entity ocular antibiotic market was approximately $411 million for the 12 months ended December 31, 2008 according to data compiled from IMS Health. Total prescriptions for all products in the ocular antibiotic market were approximately 14.8 million for the 12 months ended December 31, 2008, a decrease of approximately 1% from the prior year according to data compiled from IMS Health.

Elestat

Elestat (epinastine HCl ophthalmic solution) 0.05%, a topical antihistamine with mast cell stabilizing and anti-inflammatory activity, was developed by Allergan, Inc., or Allergan, for the prevention of ocular itching associated with allergic conjunctivitis. Elestat was approved by the FDA in October 2003, is indicated for adults and children at least three years old, and is administered through one drop in each eye twice-a-day. Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months.

In December 2003, we entered into an agreement with Allergan to co-promote Elestat in the United States and launched Elestat in the United States in February 2004. Under the agreement, we have the responsibility for promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. We receive co-promotion revenue from Allergan on its U.S. net sales of Elestat. Allergan records sales of Elestat and is responsible for other product costs. When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will be minimal. See “—Collaborative Agreements—Allergan, Inc.—Elestat.”

On September 30, 2008, the U.S. Patent and Trademark Office, or USPTO, issued a method of treatment patent related to Elestat (the “Elestat Patent”) to an affiliate of Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, the developer of the invention. Notwithstanding the fact that the Elestat Patent was issued by the USPTO, subject to applicable law, competitors are permitted to submit to the FDA an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) application for a generic version of Elestat, due to the expiration of the marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008. We have been notified that Boehringer Ingelheim and Allergan received notices from four companies: Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc., and Sandoz Inc., advising that each company filed an ANDA for a generic version of Elestat. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). We have been further notified by Allergan that Boehringer Ingelheim has decided not to file infringement lawsuits against the ANDA filers. Boehringer Ingelheim is the owner of the Elestat Patent and we do not have a license to the Elestat Patent.

We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs, which we currently expect to continue beyond 2009. See the risk factor entitled—“When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will be minimal”—for further discussion of the risk related to the ANDA filings pertaining to a generic version of Elestat.

Market Opportunity. The 2008 annual U.S. market for current prescription ocular allergy products was approximately $505 million, and has experienced a decline, in terms of dollars, of approximately 2% over 2007, based on data compiled and reported by IMS Health, as of December 31, 2008. In terms of prescriptions, the total U.S. allergic conjunctivitis market decreased approximately 7% for the year ended December 31, 2008, according to data compiled from IMS Health. For the years ended December 31, 2008, 2007 and 2006, we recognized approximately $18.1 million, $21.1 million and $20.3 million, respectively, of revenue from net sales of Elestat.

Restasis

Restasis (cyclosporine ophthalmic emulsion) 0.05% is the first approved prescription product in the United States for the treatment of dry eye disease. It is indicated to increase tear production in adults and children at least 16 years old whose tear production is presumed to be suppressed due to ocular inflammation associated with keratoconjunctivitis sicca, or dry eye disease. Restasis was approved by the FDA in December 2002, and Allergan launched the product in the United States in April 2003.

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

On December 24, 2008, we amended our agreement with Allergan such that we ceased co-promoting Restasis as of December 31, 2008. Notwithstanding the fact that we are no longer co-promoting Restasis, Allergan remains obligated to pay us royalties in relation to sales of Restasis at the rates in effect prior to the December 2008 amendment. See “—Collaborative Agreements—Allergan, Inc.—Restasis and Prolacria.”

The manufacture and sale of Restasis is protected in the United States under a use patent that expires in August 2009 and a formulation patent that expires in May 2014.

Other than Restasis, the current treatments for dry eye disease in the eight major international prescription pharmaceutical markets consist of artificial tear solutions and lubricant eye drops. Dry eye disease is associated with aging, environmental factors, autoimmune disorders and various medications. Since dry eye disease is more prevalent among the elderly and post-menopausal women, this market is expected to grow as populations age. We estimate, based on an extrapolation from U.S. data, that dry eye disease affects over 30 million people in the eight major international prescription pharmaceutical markets, of which over nine million are in North America. For the years ended December 31, 2008, 2007 and 2006, Allergan has recognized approximately $444 million, $345 million and $270 million, respectively, of revenue from net sales of Restasis.

For a more detailed discussion of the risks associated with these products, please see the Risk Factors located elsewhere in this report.

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

We are developing Prolacria as an eye drop for dry eye disease. Since Prolacria and Restasis have different mechanisms of action, we consider them complementary products and, if Prolacria is approved by the FDA, we believe there is commercial opportunity for both of these products. The manufacture and sale of Prolacria is protected in the United States under drug substance and formulation patents that expire in July 2016 as well as under use patents that expire in February 2017, subject to any applicable patent restoration that may extend protection up to an additional five years from the date of expiration of the applicable patent, if any, for which restoration is sought.

Under our agreement with Allergan, we are responsible for the development of Prolacria in the United States, and Allergan is responsible for the commercialization of Prolacria in the United States. If and when we receive FDA approval and Prolacria is launched, we expect to begin co-promoting this product. Pursuant to this agreement, Allergan is responsible for obtaining regulatory approval of diquafosol tetrasodium in Europe. See “—Collaborative Agreements—Allergan, Inc.—Restasis and Prolacria.”

Development Status. In June 2003, we filed a New Drug Application, or NDA, with the FDA for Prolacria for the treatment of dry eye disease. We have received two approvable letters from the FDA (in December 2003 and December 2005). Subsequently, we have held meetings with the FDA and conducted various studies to facilitate a clinical trial design that both the FDA and Inspire agree is appropriate and reasonable to continue our clinical development of Prolacria.

In September 2008, we submitted a clinical protocol and request for Special Protocol Assessment, or SPA, to the FDA for a pivotal Phase 3 environmental trial with Prolacria. In January 2009, we reached agreement with the FDA on the design of a Phase 3 clinical trial for Prolacria and initiated enrollment in the trial.

Based on the SPA agreement, we have initiated a Phase 3, randomized, placebo-controlled, environmental clinical trial (Trial 03-113) to evaluate the efficacy and safety of Prolacria in approximately 450 subjects with dry eye disease who have a fluorescein staining score of three in the central region of the cornea at baseline, using the National Eye Institute (NEI) scale of zero to three. Subjects will be randomized to Prolacria or placebo administered as eye drops four-times daily for six weeks at approximately 60 U.S. and Canadian sites. At the end of February 2009, there were approximately 47 patients enrolled and randomized in the trial and more than two-thirds of the targeted 60 clinical sites able to enroll patients.

The agreed upon primary efficacy endpoint in Trial 03-113 is the proportion of subjects receiving Prolacria that achieve clearing of fluorescein staining of the central region of the cornea in the study eye (a score of zero on the NEI scale) at the six-week trial endpoint, compared to those receiving placebo. The FDA indicated, as part of the SPA review process, that even if this clinical trial is successful, the FDA’s review of the NDA for Prolacria will also take into account the robustness of the trial results, that a surrogate endpoint was used, the results from previous Prolacria trials and the overall risk/benefit.

Estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $10 million to $15 million. This range includes costs for completing Trial 03-113, regulatory and consulting activities, salaries for development personnel, and other unallocated development costs, but excludes the cost of pre-launch inventory which is Allergan’s responsibility. If we are required to do more than one additional Phase 3 clinical trial, our costs will likely be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate. For a more detailed discussion of the risks associated with the development of Prolacria and our other development programs, including factors that could result in a delay of a program and increased costs associated with such a delay, please see the Risk Factors described elsewhere in this report.

Our partner, Santen Pharmaceutical Co., Ltd., or Santen, is currently developing a different formulation of diquafosol tetrasodium, which it refers to as DE-089, in Japan. Our agreement with Santen allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries, and provides for certain milestone payments to be paid to us upon achievement of development milestones by Santen. In May 2008, Santen completed its Phase 3 clinical testing of DE-089, for which we received a related milestone payment of $1.25 million. Santen filed an application for manufacturing and marketing approval of DE-089 with the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA) on May 30, 2008, which is pending review. See “—Collaborative Agreements- Santen Pharmaceutical Co., Ltd.”

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. We believe that our product candidate could be the first FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency. Denufosol is designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms, which in cystic fibrosis patients are impaired due to a genetic defect. By hydrating airways and stimulating mucociliary clearance through activation of the P2Y 2 receptor, denufosol can potentially help keep the lungs of cystic fibrosis patients clear of thickened mucus, reduce infections and limit the damage that occurs as a consequence of the prolonged retention of thick and tacky infected secretions. The manufacture and sale of denufosol tetrasodium is protected in the United States under patents that have claims to the drug substance, the formulation, and method of use that expire in February 2017, subject to any applicable patent restoration that may extend protection up to an additional five years from the date of expiration of the applicable patent, if any, for which restoration is sought.

Development Status.

TIGER-1: Our first Phase 3 clinical trial (TIGER-1) with denufosol tetrasodium inhalation solution for the treatment of cystic fibrosis was a 24-week, double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in 352 patients with mild cystic fibrosis lung disease (FEV1 (Forced Expiratory Volume in One Second) (in liters) ≥ 75%) at clinical centers across North America. This portion of the clinical trial was followed by a 24-week open-label denufosol safety extension in approximately 300 patients.

In June 2008, we announced top-line results from the 24-week placebo-controlled portion of the clinical trial. The clinical trial demonstrated statistical significance for its primary efficacy endpoint, which was the change in FEV1 from baseline at the clinical trial endpoint (at 24 weeks or last observation carried forward). Patients treated with denufosol had a statistically significant improvement in FEV1 compared to placebo (45 milliliter treatment group difference in adjusted means, p = 0.047). On average, patients on denufosol improved in FEV1 relative to baseline whereas patients on placebo remained essentially unchanged. Secondary endpoints were also evaluated during the placebo-controlled portion of TIGER-1. There was a trend in differences in FEF25%-75% (Forced Expiratory Flow 25%-75%), a measure of small airway function, favoring denufosol over placebo (87.5 milliliters/second treatment group difference, p = 0.072). There were no statistically significant differences between denufosol and placebo relative to the frequency of pulmonary exacerbations.

In late October 2008, we presented new data at the North American Cystic Fibrosis Conference which indicate that patients who continued to receive denufosol for an additional 24 weeks during the open-label extension experienced a progressive improvement in FEV1. Those patients who received denufosol for 48 weeks during TIGER-1 experienced a mean change from baseline in FEV1 of 115 ml at the end of the open-label safety extension, almost a two-and-a-half fold increase compared to the initial 48 ml increase at the end of the 24-week placebo-controlled portion of the trial.

The patients who crossed over from placebo to denufosol at Week 24 also experienced improvements in FEV1 when receiving denufosol during the open-label extension. In terms of observed means, these patients had a 78 ml increase from baseline, compared to a 16 ml increase at the end of the 24-week placebo-controlled portion of the trial. This differs from the 3 ml adjusted mean for placebo at the 24-week study endpoint which also accounted for discontinuations. There was an approximate 95% completion rate of the patients who entered the open-label extension. We expect to receive and analyze results from the open-label extension of TIGER-1 by the second quarter of 2009.

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

We currently expect to have approximately 100 participating clinical trial sites across the United States, Canada, Australia and New Zealand. At the end of February 2009, we had 229 patients enrolled. We are targeting completion of TIGER-2 enrollment in 2009. The availability of TIGER-2 results will be dependent on the rate of enrollment in the clinical trial, but will likely follow receipt of the final study report of the ongoing two-year carcinogenicity study in rodents (discussed below). There are several patients who have recently completed TIGER-2 and all of those patients have elected to participate in the follow-on study. This follow-on study is an open-label denufosol-only 48-week clinical trial that we are offering to all the patients who successfully complete TIGER-2.

Other. In 2006, we completed a 52-week inhalation toxicology study in one animal species, and we have submitted the final study report to the FDA. There were no signs of pulmonary or systemic toxicity at doses well above the Phase 3 clinical dose. In addition, in November 2006, we initiated the required two-year inhalation carcinogenicity study in rats. The in-life dosing phase of the study has been completed and the data analysis is ongoing. This carcinogenicity study must be completed prior to submitting an NDA filing. The time from initiation of this study to receipt of the final study report is expected to be up to three years. We expect to receive the final study report for this carcinogenicity study in the second half of 2009.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $35 million to $45 million. This estimate includes completing TIGER-2, the subsequent open-label trial and the carcinogenicity study, as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes costs to secure a secondary supplier for denufosol, the cost of pre-launch inventory and any product approval milestones payable to the Cystic Fibrosis Foundation Therapeutics, Inc., or the CFFT. See “—Collaborative Agreements—Cystic Fibrosis Foundation Therapeutics, Inc.” These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed. For a more detailed discussion of the risks associated with our development programs, please see the Risk Factors described elsewhere in this report.

We intend to participate in the commercialization in North America for denufosol for the treatment of cystic fibrosis. We are seeking to secure a corporate partner to develop and commercialize this product candidate outside of North America. We are also in discussions with additional third-party manufacturers for the purpose of establishing a secondary source of supply for denufosol.

Market Opportunity. The current therapeutic approaches to address cystic fibrosis mainly treat the complications of the disease and are aimed at reducing respiratory infections and breaking up thickened mucous secretions that cause airflow obstruction and harbor bacteria. For example, TOBI is an inhaled antibiotic that treats lung infections and Pulmozyme is an inhaled protein that breaks up excessive DNA in mucus that reduces the thickness and tackiness of the respiratory secretions. While both products are approved for the management of cystic fibrosis, neither product is designed to address the underlying ion-transport defect, which results in dehydrated mucus and severely impaired mucociliary clearance.

According to the U.S. Cystic Fibrosis Foundation, there are approximately 30,000 cystic fibrosis patients in the United States, and approximately 70,000 cystic fibrosis patients worldwide. Annual sales in the United States of the two prescription pharmaceutical products to treat cystic fibrosis lung disease, Pulmozyme and TOBI, were approximately $302 million and $238 million, respectively, based on data compiled and reported by IMS Health as of December 31, 2008.

AzaSite for the treatment of blepharitis

Overview. We have decided to initiate a clinical program to pursue a potential new indication for AzaSite for the treatment of blepharitis. Blepharitis is a common ocular condition characterized by inflammation of the eyelids and associated signs and symptoms, which are often secondary to infection. During 2008, we conducted a series of Phase 4 clinical trials with AzaSite evaluating the safety and efficacy of AzaSite in ocular conditions, such as blepharitis. We received positive results from several small open-label Phase 4 clinical trials. Based upon our own market research as well as input from eye care specialists, blepharitis is a very common disease. There are limited treatment options and no prescription pharmaceutical products indicated for the treatment of this disease.

Development Status. In late 2008, we sought input from numerous medical experts and evaluated our Phase 4 data along with market research on the prevalence and awareness of the disease and the potential commercial opportunity. In addition, we have had preliminary discussions with the FDA on potential regulatory pathways.

Based on preliminary information gathered to date, we have decided to pursue a Phase 2 program to study AzaSite for the treatment of blepharitis. We plan to initiate two Phase 2 placebo-controlled clinical trials in the second quarter of 2009 and we expect to have data available in early 2010.

Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing for this program. Additionally, since there are no prescription pharmaceutical products indicated for the treatment of blepharitis, we are unable to provide U.S. market opportunity data.

Glaucoma product candidates

Overview. In November 2004, we licensed several patents for use in developing and commercializing new treatments for glaucoma from Wisconsin Alumni Research Foundation, or WARF. See “—Collaborative Agreements—Wisconsin Alumni Research Foundation.” Under the technology licensed from WARF, we are evaluating new and existing compounds that are active in disrupting the acto-cytoskeleton of the trabecular meshwork as potential treatments for glaucoma. Our scientific hypothesis is that the mechanism of action may result in reduction of intraocular pressure (IOP) by affecting the primary outflow pathway for aqueous humor.

Development Status. In the first quarter of 2007, we initiated a Phase 1 proof-of-concept dose-ranging clinical trial for INS115644, the first compound in a series of compounds, in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in IOP. In September 2008, we initiated a Phase 1 clinical trial for a second compound referred to as INS117548. The placebo-controlled, dose-escalating trial is designed to evaluate the safety, tolerability and IOP-lowering effects of INS117548 in approximately 60 subjects with early stage glaucoma or ocular hypertension. We expect to have data from both of these glaucoma clinical trials in 2009. Based upon the results of these clinical trials, we may explore the out-licensing of certain rights related to our glaucoma program.

Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing for either of these product candidates.

Market Opportunity. The current market for treatment of glaucoma, the largest market in ophthalmic pharmaceuticals, is approximately $2.1 billion in annual sales in the United States based on data compiled and reported by IMS Health as of December 31, 2008.

For a discussion of the risks associated with our development programs, please see the Risk Factors located elsewhere in this report.

Additional information about the costs and expenses associated with all of our research and development programs is discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Years Ended December 31, 2008, 2007 and 2006—Costs and Expenses.”

Collaborative Agreements

Allergan, Inc.—Elestat

In December 2003, we entered into an agreement with Allergan to co-promote Elestat in the United States. Under the agreement, we have the responsibility for promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. We receive co-promotion revenue from Allergan on its U.S. net sales of Elestat. We work with Allergan collaboratively on overall product strategy and management in the United States. Allergan records sales of Elestat and is responsible for supply chain management, managed health care, customer order processing and regulatory compliance, as well as any international marketing and selling activities. Allergan also retains the rights relating to promotion of Elestat to U.S. prescribers other than ophthalmologists, optometrists and allergists.

The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, we will no longer have rights to co-promote Elestat. We will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the initial 12-month period immediately following the termination of the agreement, Allergan will be obligated to pay to us 20% of any net sales of Elestat in the United States. Allergan will be obligated to pay us 15% of any net sales in the United States in the second 12-month period following termination and 10% of any net sales in the United States in the third, and final, 12-month period following termination of the agreement. See “—Products—Elestat” for a discussion of the filing of ANDAs by various pharmaceutical companies relating to generic forms of Elestat.

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

Allergan, Inc.—Restasis and Prolacria

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize our product candidate, Prolacria, for the treatment of dry eye disease. The agreement also provided us with co-promotion revenue on net sales of Allergan’s Restasis.

Under the terms of the agreement, Allergan obtained an exclusive license to develop and commercialize Prolacria worldwide, with the exception of Japan and nine other Asian countries covered by our agreement with Santen. In return, we are entitled to receive co-promotion revenue from Allergan on net sales of Restasis and Prolacria, if any, worldwide, excluding most larger Asian markets. Under this agreement, we have received up-front and milestone payments of $11 million related to our development of Prolacria and will be entitled to receive up to an additional $28 million in milestone payments assuming the successful completion of all remaining milestones under this agreement. If and when we receive FDA approval and Prolacria is launched, we expect to begin co-promoting this product in the United States.

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

We are responsible for conducting, in collaboration with Allergan, the Phase 3 clinical trials needed to file a U.S. NDA for Prolacria. Allergan is responsible for all other development activities under the agreement, including all development and regulatory activities needed for potential approval outside the United States and in its territories, and for ex-U.S. regulatory submissions, filings, and approvals relating to products. In addition, Allergan is responsible for all commercial costs except for the cost of our sales force in the United States. Allergan is required to use commercially reasonable efforts to conduct these development activities, seek ex-U.S. regulatory approvals and market and sell Prolacria.

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

In December 2008, we amended our agreement with Allergan a second time such that we ceased co-promoting Restasis as of December 31, 2008. Notwithstanding the fact that we are no longer co-promoting Restasis, Allergan remains obligated to pay us royalties in relation to sales of Restasis at the rates in effect prior to the December 2008 amendment.

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

In the event that the joint development committee decides to terminate the development program for Prolacria, and any other Inspire product under development pursuant to the agreement, and we do not within six months of the termination of the development program fulfill our obligations under the co-promotion provisions for Restasis, including providing 20% of the budgeted sales force for Restasis, the royalty that we receive on net sales of Restasis, both with respect to sales in the United States and elsewhere, will be reduced by 30%.

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

InSite Vision Incorporated

In February 2007, we entered into a license agreement with InSite Vision pursuant to which we acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin as the sole active ingredient for use in the treatment of human ocular or ophthalmic indications. The license agreement also grants us exclusive rights to develop, make, use, market, commercialize and sell each product in the United States and Canada. We are currently responsible for all regulatory obligations and strategies relating to the further development and commercialization of a product in the United States and will be responsible for such activities if a product receives regulatory approval in Canada.

Pursuant to the license agreement, we paid InSite Vision an upfront license fee of $13.0 million and an additional $19.0 million milestone related to the FDA approval of AzaSite. In addition, we are obligated to pay a

20% royalty for the first two years of commercialization and a 25% royalty thereafter on net sales of AzaSite in the United States and Canada. We will begin paying a 25% royalty in July 2009. We are obligated to pay royalties under the agreement for the longer of (i) 11 years from the launch of the subject product and (ii) the period during which a valid claim under a patent licensed from InSite Vision covers a subject product. Under the terms of the agreement, our obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not we will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the first of which commenced on October 1, 2008.

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

In addition, we entered into a supply agreement with InSite Vision for the active pharmaceutical ingredient, azithromycin. Previously, InSite Vision entered into a third-party supply agreement for the production of azithromycin. Under the supply agreement, InSite Vision agreed to supply our requirements of azithromycin, pursuant to certain forecasting and ordering procedures. The initial term of the supply agreement is until 2012, subject to certain customary termination provisions, such as termination for material breach of the agreement. Either we or InSite Vision may terminate the supply agreement upon 180 days notice to the other party. After 2012, the supply agreement automatically renews for successive three-year periods unless terminated pursuant to such termination provisions. The supply agreement requires that InSite Vision produce for us a specified stockpile of azithromycin.

In September 2007, we entered into a long term manufacturing services agreement with Catalent Pharma Solutions, LLC, or Catalent, for the manufacture of the finished product AzaSite, pursuant to which Catalent agreed to manufacture AzaSite to Inspire’s specifications for a period of six years. Under the agreement, we agreed to purchase from Catalent on an annual basis a specified minimum number of units (each unit consists of 2.5 milliliters of AzaSite) of AzaSite for the first four years at a per unit price that is specified in the contract. Either party may terminate the agreement upon 60 days’ prior written notice if the other party materially breaches the agreement. However, if we fail to make payments to Catalent within 15 days after such payments are due, Catalent may terminate the agreement or Catalent may cease performing under the agreement until all of the outstanding payments are brought current. We may terminate the agreement if a force majeure event prevents Catalent from fully performing its obligations under the agreement for a period of 120 days. In addition, following the conclusion of the third contract year, the agreement may be terminated on 12 months’ notice by us or on 24 months’ notice by Catalent.

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

Under the terms of the agreement, we received an up-front equity investment of $1.5 million in exchange for shares of our preferred stock in December 1998, that were subsequently converted into shares of our common stock. We have received total milestone payments of $3.0 million based on the achievement of certain regulatory work and the completion of Phase 3 clinical testing of diquafosol tetrasodium in Japan by Santen, which Santen refers to as DE-089. Depending on whether all milestones are achieved, we could receive up to an additional $1.75 million, as well as royalties on net sales of DE-089 if it is approved for commercialization in Santen’s licensed territories.

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

Wisconsin Alumni Research Foundation

In November 2004, we licensed several patents for use in developing and commercializing new treatments for glaucoma from WARF. Under the terms of the agreement, we paid an upfront licensing payment of $150,000 in 2004 upon execution of the agreement and a $50,000 milestone payment related to the filing of an Investigational New Drug Application, or IND, for our glaucoma program in 2006. We are obligated for additional contingent payments of up to an aggregate of $1.8 million upon the achievement of development milestones, and royalties on sales of any regulatory approved product utilizing the licensed patents.

We will design and fund all future research, development, testing, regulatory filings and potential marketing activities related to any product candidate under development or product developed from the license. Unless terminated earlier, the agreement will expire on a country-by-country basis upon the expiration of the patents in such country. The U.S. government may have limited rights in some of this patented technology. WARF may terminate the license if we fail to make timely payment of any monies due to WARF under the agreement or commit a material breach of any material covenant contained in the agreement, subject to our right to cure.

Discontinued Program—Epinastine nasal spray for allergic rhinitis

We previously entered into a development and license agreement, dated February 17, 2006, with Boehringer Ingelheim pursuant to which we were granted certain exclusive rights to develop and market an intranasal dosage form of epinastine in the United States and Canada, for the treatment or prevention of rhinitis. Under the terms of the agreement, we paid Boehringer Ingelheim an upfront license fee of $2.5 million in 2006. On April 23, 2008, we announced that our Phase 3 trial with epinastine nasal spray did not meet its primary endpoint. Based upon the overall data relating to the program and the competitive environment in allergic rhinitis, we decided to discontinue development of epinastine nasal spray. As a result, we terminated our license agreement with Boehringer Ingelheim, effective October 2008. We are no longer responsible for the epinastine nasal spray development program in the United States and Canada and the rights previously granted to us reverted back to Boehringer Ingelheim.

Terminated Agreement—Ophthalmic Research Associates, Inc.

On October 15, 2007, we entered into a clinical service agreement with Ophthalmic Research Associates, Inc., or ORA. During 2008, ORA completed a pilot trial of Prolacria under the terms of the agreement using its proprietary dry eye model (i.e., the controlled adverse environment or dry eye chamber). Following the pilot trial with ORA, we analyzed the overall Prolacria clinical trial data, including the pilot trial data, consulted with experts, and decided to design and conduct an environmental trial. We terminated the clinical services agreement with ORA in September 2008.

Research and Development

Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2008, 2007 and 2006, our research and development expenses were $44.6 million, $53.4 million and $42.5 million, respectively.

In February 2009, we eliminated our early preclinical and molecule discovery activities and refocused our resources on the development of existing later-stage clinical programs and commercially available products. Prior to this restructuring, we had a fully integrated research and preclinical organization with expertise in medicinal chemistry, development chemistry, molecular pharmacology, biochemistry, screening and preclinical drug evaluation which conducted discovery and preclinical activities to advance promising compounds to pre-IND status and preclinical studies to support an IND filing.

The progression of product candidates through the various stages of development is overseen by our Portfolio Management Board. When a product candidate is judged as ready for human testing, an IND is filed with the FDA that, in the absence of FDA objections, allows us to embark on human testing in the United States. Other regulatory filings outside of the United States are completed as necessary. In addition to internal resources, we collaborate with external contract research organizations that allow us to perform development activities, including toxicology, pharmacokinetics, toxicokinetics, and other studies required for NDA regulatory submissions, with a limited number of staff. We routinely present our scientific research at eye care and pulmonary conferences and in peer-reviewed publications.

For more information about our research and development costs and expenses, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Research and Development Expenses.”

Sales and Marketing

We currently employ approximately 90 territory managers to provide us with national U.S. sales coverage for AzaSite and Elestat. We also have marketing, managed care, training and operation groups to support our commercialization efforts. Our sales and marketing organization focuses its promotional activities for AzaSite and Elestat on eye care specialists.

We are promoting AzaSite and Elestat in the United States. We intend to establish corporate partnering, licensing or other arrangements for the marketing and sale of selected product candidates that we develop, especially outside of North America. We do not intend to develop commercial operations outside of North America.

We believe our commercial operations function provides us with the foundation to leverage opportunities to market and sell other products we are developing, or products that we may in-license or otherwise acquire, and to maximize their commercial value in the United States.

Compliance

We conduct our business in an ethical, fair, honest and lawful manner. We act responsibly, respectfully and with integrity in our relationships with patients, health care professionals, providers, governments, regulatory entities, customers, stockholders, suppliers and vendors.

We have designated a Chief Compliance Officer who reports to the Chief Executive Officer and the Chairperson of the Audit Committee of the Board of Directors. Among other duties, this officer oversees compliance training, education, auditing and monitoring; enforces disciplinary guidelines for any infractions of our Comprehensive Compliance Program; implements new policies and procedures; responds to any detected issues; and undertakes corrective action procedures. The Chief Compliance Officer provides updates to senior management, the Audit Committee of the Board of Directors, and to the full Board of Directors. Our controls address compliance matters relating to requirements and entities that govern public pharmaceutical companies including, but not limited to, federal and state law, such as the Sarbanes-Oxley Act of 2002; U.S. Foreign Corrupt Practices Act of 1977; NASDAQ listing requirements; Financial Industry Regulatory Authority; Securities and Exchange Commission; Food and Drug Administration; United States Department of Health and Human Services; Office of Inspector General; and The Pharmaceutical Research and Manufacturers of America. Our standard operating procedures are designed to provide a framework for corporate governance in accordance with ethical standards and legal best practices. Our codes and policies that have been implemented include, but are not limited to, “Code of Conduct and Business Ethics”; “Whistleblower Policy”; and “Code of Conduct: Promotional Interactions with Health Care Professionals.”

Manufacturing and Supply

We rely on single source manufacturers for our commercial products and product candidates. Allergan is responsible for the manufacturing of both Restasis and Elestat and relies on single source manufacturers for the active pharmaceutical ingredients, or APIs, in both products. We rely on InSite Vision for supply of the active pharmaceutical ingredient for AzaSite, which InSite Vision obtains from a single source manufacturer. We are responsible for the remaining finished product manufacturing of AzaSite, for which we rely on a single source manufacturer. Additionally, we rely upon a single third party to provide distribution services for AzaSite.

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for Prolacria and denufosol. See “Risk Factors—Reliance on a single party to manufacture and supply either finished product or the bulk active pharmaceutical ingredients for a product or product candidates could adversely affect us.”

We are also in discussions with additional third-party manufacturers for the purpose of establishing a secondary source of supply for denufosol. See “Risk Factors—“The third-party vendor manufacturing denufosol and the API related to Prolacria and Santen’s DE-089 does not currently have the capacity to manufacture the projected commercial quantities of API for all three products, if approved.”

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

Patents and Proprietary Rights

We believe that the proprietary protection of our product candidates, processes and know-how is important to the success of our business. We file and prosecute patents covering our proprietary technology and, if warranted, will defend our patents and proprietary technology. We seek patent protection for our proprietary technology and products in the United States and Canada and in key commercial European and Asia/Pacific countries and other major commercial sectors of the world, as appropriate. We seek trademark protection in the United States and foreign countries, as appropriate. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

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

Competition

Many pharmaceutical and biotechnology companies engage in research and development to commercialize products to treat allergic conjunctivitis, bacterial conjunctivitis, blepharitis, dry eye disease, cystic fibrosis, glaucoma, and other diseases that we are researching. We compete with these companies for funding, access to licenses, personnel, third-party collaborators and product development. However, most large pharmaceutical and biotechnology companies have significantly larger intellectual property estates, substantially greater financial, marketing, sales, distribution and technical resources and greater capabilities and experience in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs than we do. The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents.

The following treatments may compete with our products and product candidates:

Allergic Conjunctivitis. There are multiple therapies available to treat or prevent allergic conjunctivitis. The primary products that Elestat competes with are Patanol® and Pataday™, both by Alcon, Inc.; Zaditor® by Novartis and its related generic; and Optivar® by Meda Pharmaceuticals. Patanol and Pataday currently have the majority of the prescriptions in the allergic conjunctivitis market. Additionally, ISTA Pharmaceuticals, Inc.’s NDA for Bepreve™ was accepted for review by the FDA in January 2009.

Bacterial Conjunctivitis. The current prescription ocular anti-infective treatments for bacterial conjunctivitis that compete with AzaSite include single-entity antibiotics Vigamox® and Ciloxan®, both by Alcon; Zymar® and Ocuflox®, both by Allergan; Quixin® and Iquix®, both by Vistakon Pharmaceuticals, LLC; and combination products such as Zylet® by Bausch & Lomb, Inc.; and TobraDex® by Alcon. In addition, there are several generics used to treat bacterial conjunctivitis, which include erythromycin, gentamycin and tobramycin. Additionally, in December 2008, the FDA Dermatologic and Ophthalmic Drugs Advisory Committee voted to recommend approval of Bausch & Lomb’s besifloxacin ophthalmic suspension.

Cystic Fibrosis. There are two products approved in the United States specifically for the treatment of complications of cystic fibrosis lung disease: Pulmozyme®, by Genentech, Inc., an agent designed to break up thickened airway secretions, and TOBI®, by Novartis, an inhaled antibiotic. Academic groups have completed at least one clinical trial that demonstrated clinical benefit of hypertonic saline. At least one clinical trial has been completed that demonstrated clinical benefit with Zithromax®, by Pfizer, Inc., an oral antibiotic. In addition, the following products for the treatment of cystic fibrosis are in Phase 3 development: aztreonam lysine by Gilead Sciences, Inc, and dry powder inhaled mannitol by Pharmaxis.

Dry Eye Disease. The current prescription and non-prescription treatments for dry eye disease include Restasis by Allergan; artificial tear solutions and lubricant eye drops. In addition to our development program for Prolacria, we are aware of several other companies that are developing products for the treatment of dry eye disease. For example, Lantibio, Inc. is developing sodium hyaluronate 0.18% ophthalmic solution (known as

VISMED® in territories in Europe and Asia) for the treatment of dry eye in the United States and submitted an NDA to the FDA in January 2009. Lantibio is partnered with Alcon, Inc. for U.S. commercialization of this product, if approved.

Governmental Regulation

The research, development, testing, manufacture, promotion, marketing and distribution of human therapeutic and diagnostic products are extensively regulated by governmental authorities in the United States and other countries. The FDA regulates drugs and diagnostic products in the United States and similar regulatory agencies exist in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

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

Based on its review of the NDA and associated support, such as the results from inspections of manufacturing and clinical sites, the FDA will either approve or refuse to approve the NDA, unless the FDA evaluation is inconclusive, in which case the FDA will issue a “complete response letter.” The complete response letter replaced the FDA’s “approvable” and “non-approvable” letters on August 11, 2008. A complete response letter will state that the FDA cannot approve the NDA in its present form and, usually, will describe all of the specific deficiencies that the FDA has identified in the application. The complete response letter, when possible, will include the FDA’s recommended actions to place the application in a condition for approval. Deficiencies can be minor (e.g., labeling changes) or major (e.g., requiring additional clinical trials). A complete response letter may also be issued before the FDA conducts the required facility inspection and/or reviews labeling, leaving the possibility that additional deficiencies in the original NDA could be subsequently cited. An applicant receiving a complete response letter is permitted to resubmit the NDA addressing the identified deficiencies (in which case a new two or six month review cycle will begin), or withdraw the NDA. The FDA may consider a failure to take action within one year of a complete response letter to be a request to withdraw, unless the applicant has requested an extension of time in which to resubmit. If the FDA approves an NDA, the marketing of the drug product will be limited to the particular disease states and conditions of use that are described in the product label.

We and all of our contract manufacturers are also required to comply with the applicable FDA cGMP regulations to ensure that the product can be consistently manufactured to meet the specifications submitted in an NDA. The cGMP regulations include requirements relating to product quality as well as the corresponding maintenance of records and documentation. Manufacturing facilities must be approved by the FDA before they can be used to manufacture our products. Based on an inspection, the FDA determines whether manufacturing facilities are in compliance with applicable regulations. Manufacturing facilities in non-U.S. countries that are utilized to manufacture drugs for distribution into the United States are subject to inspection by the FDA. Additionally, failure to comply with local regulatory requirements could affect production and availability of product in relevant markets.

We must also comply with multiple governmental requirements and best practices associated with the marketing, sale and distribution of our products and product samples. These include, but are not limited to, compliance with federal and state reporting laws; review, approval and distribution of product promotional materials; review and monitoring of promotional and educational programs; interactions with health care providers; and distribution of product samples.

With regard to AzaSite, we are responsible for monitoring the safety of the product, reporting adverse events, and taking corrective actions as necessary. In addition, we enter into contracts with managed care organizations for both private and government programs, including Medicare Part D and also directly with state and federal governments for certain programs, including Medicaid programs.

Outside the United States, our ability to market our products will also depend on our receipt of marketing authorizations from the appropriate regulatory authorities, as well as the efforts of our collaborative partners to obtain authorizations. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union procedures are available to companies seeking to market a product in more than one member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. Foreign regulatory approval processes, including those in Europe and Japan, involve risks similar to those associated with obtaining FDA marketing approval.

Health Care Reform Measures and Third-Party Reimbursement

The efforts of governments and third-party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. A number of legislative and regulatory proposals to change the health care system have been considered in recent years and are still under consideration, while new proposals are likely under a new Presidential administration. In addition, an increasing emphasis on managed care and government payors in the United States has and will continue to increase pressure on drug pricing. Legislative or regulatory proposals or changes in managed care systems may be announced or adopted that may have an adverse effect on our business and our financial condition, including our profits. The potential for adoption of health care reform proposals on a state-by-state basis could require us to develop state-specific marketing and sales approaches. Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer and/or provider from third-party payors, such as government and private insurance plans. These third-party payors frequently require that drug companies give them predetermined discounts from list prices, and they are increasingly challenging the prices for medical products and services. Third-party payors may not consider products we may bring to the market to be cost effective and may not reimburse the consumer sufficiently to allow us, and/or our collaborators, to sell our products on a profitable basis.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services, or CMS, within the Department of Health and Human Services, or HHS, and is implemented and operated by private sector Part D plan sponsors. CMS has issued extensive regulations and other subregulatory guidance documents to assist Part D plan sponsors with implementing the new benefit. Moreover, the HHS Office of Inspector General has issued regulations and other guidance in connection with the program. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Restasis and Elestat and has contracted with Part D plan sponsors to cover such drugs under the Part D benefit. We are responsible for contracting with Part D plan sponsors with respect to AzaSite.

Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage, impose prior authorization and other coverage restrictions, and negotiate payment levels for drugs which may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that we co-promote or sell will be covered by drug plans participating under the Medicare Part D program or, if covered, what the terms of any such coverage will be, or that the drugs will be reimbursed at amounts that reflect current or historical payment levels. Our results of operations could be materially adversely affected by coverage or reimbursement changes from the Medicare prescription drug legislation or from changes in the formularies or price negotiations with Part D drug plans. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payments may be magnified by private insurers adopting similar lower payment. New federal or state drug payment changes or health care reform in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products.

Employees

As of January 31, 2009, we had approximately 250 full-time and part-time employees, prior to a restructuring which occurred in February 2009, whereby approximately 20 positions were eliminated. In addition, we utilize interns, outside contractors and consultants as needed. Our future success will depend in large part upon our ability to attract and retain highly qualified personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. Employees are required to execute confidentiality and assignment of intellectual property agreements.

Available Information

Our Internet site is located at www.inspirepharm.com. Copies of our reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports may be accessed from our website, free of charge, as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or SEC. Please note that the information contained on our website is not incorporated by reference into our reports that are filed with the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Risks Related to Product Commercialization

Failure to adequately market and commercialize AzaSite will negatively impact our revenues.

The commercial success of AzaSite will depend on a number of factors, including:

•	Continued acceptance by patients and physicians;

•	Effectiveness of our sales and marketing efforts;

•	Ability to differentiate AzaSite relative to our competitors’ products;

•	Ability to further develop clinical information to support AzaSite;

•	Market satisfaction with existing alternative therapies;

•	Perceived efficacy relative to other available therapies;

•	Disease prevalence;

•	Cost of treatment;

•	Pricing and availability of alternative products, including generic or over-the-counter products;

•	Marketing and sales activities of competitors;

•	Shifts in the medical community to new treatment paradigms or standards of care;

•	Relative convenience and ease of administration;

•	The manufacturer’s successful sustaining of manufacturing capability; and

•	Our ability to enter into managed care and governmental agreements on favorable terms.

We are responsible for all aspects of the commercialization of this product, including the determination of formularies upon which AzaSite is listed, manufacturing, distribution, marketing and sales. The determination of formularies upon which AzaSite is listed, the discounts and pricing under such formularies, as well as the amount of time it takes for us to obtain favorable formulary status under various plans will impact our commercialization efforts. Additionally, inclusion on certain formularies will require significant price concessions through rebate programs that impact the level of revenue that we receive. The need to give price concessions can be particularly acute where competing products are listed on the same formulary, such as the area of bacterial conjunctivitis. If AzaSite is not successfully commercialized, our revenues will be limited.

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

If Restasis is not successfully commercialized by Allergan, our revenues will be negatively impacted.

Allergan is responsible for commercializing Restasis. Accordingly, our revenues on the net sales of Restasis are dependent on the actions and success of Allergan, over whom we have no control.

The manufacture and sale of Restasis is protected under a use patent that expires in August 2009 and a formulation patent that expires in May 2014. While a formulation patent may afford certain limited protection, following the expiration of the use patent, a competitor may attempt to gain FDA approval for a cyclosporine product using a different formulation some time after August 2009. Furthermore, following the expiration of the formulation patent in 2014, a generic form of Restasis could be introduced into the market. If and when Restasis experiences competition from a cyclosporine product, including generics, our revenues attributable to Restasis may be significantly impacted.

Factors that could affect the commercialization of Restasis include:

•	Extent and effectiveness of Allergan’s sales and marketing efforts;

•	Satisfaction with existing alternative therapies, including generic or over-the-counter products;

•	Perceived efficacy relative to other available therapies;

•	Changes in, or the levels of, third-party reimbursement of product costs;

•	Coverage and reimbursement under Medicare Part D, state government sponsored plans and commercial plans;

•	Cost of treatment;

•	Development and FDA approval of competing dry eye products; and

•	Shifts in the medical community to new treatment paradigms or standards of care.

When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to Elestat will be minimal.

In December 2003, we entered into an agreement with Allergan to co-promote Elestat in the United States. The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA publication Approved Drug Products with Therapeutic Equivalence (commonly called the “Orange Book”). Following the termination of the co-promotion agreement, we will no longer have rights to co-promote Elestat. We will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the initial 12-month period immediately following the termination of the agreement, Allergan will be obligated to pay to us 20% of any net sales of Elestat in the United States. Allergan will be obligated to pay us 15% of any net sales in the United States in the second 12-month period following termination and 10% of any net sales in the United States in the third, and final, 12-month period following termination of the agreement.

On September 30, 2008, the USPTO issued a method of treatment patent related to the Elestat Patent to an affiliate of Boehringer Ingelheim, the developer of the invention. Notwithstanding the fact that the Elestat Patent was issued by the USPTO, subject to applicable law, competitors are permitted to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of Elestat, due to the expiration of the marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008.

We have been notified that Boehringer Ingelheim and Allergan received notices of Paragraph IV certifications from Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc. and Sandoz Inc. advising that each company filed an ANDA for a generic version of Elestat. Each ANDA notice alleges that the Elestat Patent is invalid, unenforceable and/or will not be infringed by the respective ANDA applicant’s manufacture, use, sale, or offer for sale of the drug for which the ANDA was submitted. The date of submission of the first filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). We have been further notified by Allergan that Boehringer Ingelheim has decided not to file infringement lawsuits against the ANDA filers. Boehringer Ingelheim is the owner of the Elestat Patent and we do not have a license to the Elestat Patent.

We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs, which we currently expect to continue beyond 2009. The FDA’s review of an ANDA is a confidential process between the FDA and the applicable ANDA filer. We do not expect to be informed by the FDA, any ANDA filer or any other party regarding the status or timing of the review relating to any of the ANDA filings pertaining to a generic form of Elestat. As a result, we expect to be required to stop the co-promotion of Elestat with little, if any, advance notice. Loss of our co-promotion revenue from Elestat will significantly impact our results of operations and cash flows.

If we do not successfully market and promote Elestat, our revenues will be negatively impacted.

Notwithstanding the potential loss of patent exclusivity, as discussed in the previous risk factor, we have the responsibility for promoting and marketing Elestat in the United States and paying the associated costs pursuant to our agreement with Allergan. Allergan is responsible for determining the formularies upon which Elestat is listed and making the appropriate regulatory and other filings. Our present revenues depend upon and our future revenues will depend, at least in part, upon the continued acceptance of Elestat by eye care professionals, allergists and patients. Factors that could affect the commercialization of Elestat include:

•	Satisfaction with existing alternative therapies, including therapies requiring only one dose per day;

•	Decreases in the size of the market for topical allergic conjunctivitis products;

•	Extent and effectiveness of our sales and marketing efforts;

•	Changes in, or the levels of, third-party reimbursement of product costs;

•	Coverage and reimbursement under Medicare Part D, state government sponsored plans and commercial plans;

•	Pricing and availability of alternative products, including generic or over-the-counter products; and

•	Marketing and sales activities of competitors.

Under our agreement with Allergan related to our co-promotion of Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels through fiscal 2009. To the extent net sales of Elestat do not meet the minimum annual net sales requirements, the percentage of net sales of Elestat payable to us will be reduced.

We rely on third parties to distribute and sell our products and those third parties may not perform.

We are dependent on third parties to perform or assist us in the distribution or sale of AzaSite, and are dependent on third parties, primarily Allergan, to perform or assist us in the distribution and sale of Elestat. We rely on the services of a single source, third-party distributor to deliver AzaSite to our customers. In addition to the physical storage and distribution of AzaSite, this third-party distributor maintains and provides us with information and data with regard to our inventory, AzaSite orders, billings and receivables, chargebacks and returns, among others, on which our accounting estimates are based. If third parties do not successfully carry out their contractual duties in maximizing the commercial potential of our products, we may be required to hire or expand our own staff and sales force to compete successfully, which may not be possible. If third parties or Allergan do not perform, or assist us in performing these functions, or if there is a delay or interruption in the distribution of our products, it could have an adverse effect on product revenue, accounting estimates and our overall operations.

We depend on three pharmaceutical wholesalers for the vast majority of our AzaSite sales in the United States, and the loss of any of these wholesalers would negatively impact our revenues.

The prescription drug wholesaling industry in the United States is highly concentrated, with a vast majority of all sales made by three major full-line companies: Cardinal Health, McKesson Corporation and AmerisourceBergen. Greater than 85% of our AzaSite revenues come from sales to these three companies. The loss of any of these wholesalers could have a negative impact on our commercialization of AzaSite.

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

The manufacturing of sufficient quantities of new products or product candidates is a time-consuming and complex process. We have no experience or capabilities to conduct the manufacture of any of our product candidates. In order to successfully commercialize AzaSite and continue to develop our product candidates, we need to contract or otherwise arrange for the necessary manufacturing services. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us or our collaborators. We depend upon third parties for the manufacture of both drug substance and finished drug products and this dependence may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our operations and revenues. If we, or our partners, are unable to engage or retain third-party manufacturers on a long-term basis or on commercially acceptable terms, our products may not be commercialized as planned, and the development of our product candidates could be delayed.

Under our agreement with the manufacturer of AzaSite, we are required to purchase a minimum number of units of AzaSite annually, regardless of our ability to sell AzaSite. If we are unable to sell the AzaSite that we are required to purchase, our inventory of the product will increase and the shelf life of the inventory will be adversely impacted. In such circumstances, we may be required to make price concessions to sell short-dated product or write-off and dispose of expired product, which may have an adverse affect on our AzaSite profitability.

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

In addition, we have relied upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for both Prolacria and denufosol. Delays in any aspect of implementing the manufacturing process could cause significant development delays and increased costs.

It would be time consuming and costly to identify and qualify new sources for manufacture of APIs or finished products. If our vendors were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market which could delay or reduce revenues and result in loss of market share.

The third-party vendor manufacturing denufosol and the API related to Prolacria and Santen’s DE-089 does not currently have the capacity to manufacture the projected commercial quantities of API for all three products, if approved.

A single party currently manufactures the clinical supplies of denufosol, and the API for Prolacria and Santen’s DE-089. Such manufacturer does not presently have capacity to manufacture projected commercial supplies of API for all three of these product candidates at the same time, if necessary. As a result, we are currently in discussions with such manufacturer to further assess its intent to increase capacity and/or to acquire access to its manufacturing know-how and processes. In addition, we are in discussions with additional third-party manufacturers for the purpose of establishing a secondary source of supply for denufosol.

If a third-party manufacturer is unable to timely produce sufficient commercial quantities of denufosol, or the API for each of DE-089 and Prolacria, the launch of such product candidate following approval (if any) may be significantly delayed. Furthermore, insufficient supply of denufosol, or the API for each of DE-089 and Prolacria, following any product launch would significantly impact the commercial success of such product(s). A failure to achieve sufficient commercial supply would likely result in a loss of sales in the case of denufosol and a reduction of royalty income associated with each of DE-089 and Prolacria.

Risks Related to Product Development

Even if our Trial 03-113 is successful in meeting its primary endpoint, the FDA may not approve our NDA for Prolacria.

We have not received marketing approval for any of our internally developed product candidates. We have received two approvable letters from the FDA regarding Prolacria. The FDA may not approve the NDA for Prolacria and allow the commercialization of the product in the United States.

We have initiated a Phase 3 environmental clinical trial (Trial 03-113) to evaluate the efficacy and safety of Prolacria in approximately 450 subjects with dry eye. The FDA indicated, as part of the SPA review process for such trial, that even if the trial is successful, the FDA’s review of Prolacria will also take into account the robustness of the trial results, that a surrogate endpoint was used, the results from previous Prolacria trials and the overall risk/benefit of the product. There can be no guarantee that the FDA would approve Prolacria even if such additional clinical trial is successful in meeting its primary endpoint. If additional Phase 3 clinical trials for Prolacria are required by the FDA, we may decide not to conduct those clinical trials, which would result in the inability to obtain FDA approval for Prolacria.

If the FDA does not conclude that our product candidates meet statutory requirements for safety and efficacy, we will be unable to obtain regulatory approval for marketing in the United States.

We have to conduct significant development activities, non-clinical and clinical tests and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and clinical testing of our product candidates under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Additionally, companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

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

We have received two approvable letters from the FDA for Prolacria. The FDA has not published guidelines on the approval of a product for the treatment of dry eye disease. Furthermore, to date, only one prescription product, Restasis, has been approved by the FDA for the treatment of dry eye disease, and Restasis has a different mechanism of action from Prolacria. It will be necessary to undertake at least one additional Phase 3 clinical trial in support of our NDA for Prolacria and there can be no guarantee that any such additional clinical trial would be successful or that the FDA would approve Prolacria even if such additional clinical trial was successful.

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

We may need to develop alternate dosing regimens for our product candidates.

In order to achieve broad market acceptance of our product candidates, we may need to develop, alone or with others, alternate dosing regimens and methods for administering our products. For example, we intend that Prolacria will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. We have not yet established a plan to develop a multi-dose formulation. Although our partner, Santen, is developing a multi-dose formulation for use in its licensed territories, a multi-dose formulation has not been developed by our other partner, Allergan, for use in the remainder of the world. In addition, in our current clinical trials, denufosol for the treatment of cystic fibrosis is administered by a standard nebulizer three times-a-day, but clinical data from our TIGER-1 clinical trial indicated that patients in that study administered the drug only 2.7 times-a-day, on average. Patients may prefer a smaller, more portable device or less frequent dose administration. Similar challenges may exist in identifying and developing appropriate and convenient dosing and methods of administration for our other product candidates. If the number of doses, or the method of dosing, is not convenient, patients may not use our product. Furthermore, if patients use our products at a dosing level that is less than the dosing level tested in our clinical trials, the drug may not be efficacious or may be less efficacious. In such cases, the patient may look for alternative therapies.

Estimated development costs are difficult to project and may change frequently prior to regulatory approval.

The number and type of studies that may be required by the FDA, or other regulatory authorities, for a particular compound are based on the compound’s clinical profile compared to existing therapies for the targeted patient population. While all new compounds require standard regulated phases of testing, the actual type and scope of testing can vary significantly among different product candidates and as a result, creates additional complexity when estimating program costs. Factors that affect the costs of a clinical trial include:

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

Additionally, ongoing development programs and associated costs are subject to frequent, significant and unpredictable changes due to a number of factors, including:

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

The occurrence of any of these factors may result in significant disparities in total costs required to complete the respective development programs.

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

We are conducting portions of our TIGER-2 clinical trial in Canada, Australia and New Zealand and are therefore subject to the risks and uncertainties of doing business internationally. Disruptions in communication and transportation, changes in governmental policies, and currency exchange rates, among other factors, may affect the time and costs required to complete these clinical trials.

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

Pharmaceutical companies are subject to significant regulation by a number of local, state, and federal governmental agencies, including the FDA. Such regulations and their authorizing statutes are amended from time to time. Failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, corrective actions, administrative sanctions, suspensions or delays of product manufacture or distribution or both, product recalls, delays in marketing activities and sales, withdrawal of marketing approvals, and civil or criminal sanctions including seizure of product, court-ordered injunction, and possible exclusion from eligibility for federal government contracts payment of our products by Medicare, Medicaid, and other third-party payors.

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

The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP regulations. Failure to comply with statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, court-ordered injunction, or voluntary recall of a product.

Additional authority to take post-approval actions was given to the FDA under the FDA Amendments Act of 2007. The FDA is authorized to revisit and change its prior determinations if new information raises questions about our product’s safety profile. The FDA is authorized to impose additional post-marketing requirements which could result in actions such as requiring additional studies, corrective actions, fines or withdrawal of marketing approval.

In its regulation of advertising, the FDA may issue correspondence to pharmaceutical companies alleging that its advertising or promotional materials are false or misleading. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and, if we were to receive correspondence from the FDA alleging these practices, it may be necessary for us to:

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

In addition, in recent years, some alleged violations of FDA requirements regarding off-label promotion of products by manufacturers have been used to support whistleblower and/or government actions under the federal civil False Claims Act, resulting in substantial monetary settlements and the imposition of corporate integrity agreements and deferred prosecution agreements.

Medicare prescription drug coverage legislation and future legislative or regulatory reform of the health care system may affect our or our partner’s ability to sell products profitably.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services within the Department of Health and Human Services and is implemented and operated by private sector Part D plan sponsors. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Allergan is responsible for the implementation of the Medicare Part D program as it relates to Restasis and Elestat and has contracted with Part D plan sponsors to cover such drugs under the Part D benefit. We are responsible for contracting with Part D plan sponsors with respect to AzaSite.

Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage, impose prior authorization and other coverage restrictions, and negotiate payment levels for drugs which may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that we co-promote or sell will be covered by drug plans participating under the Medicare Part D program or, if covered, what the terms of any such coverage will be, or that the drugs will be reimbursed at amounts that reflect current or historical payment levels. Our results of operations could be materially adversely affected by the reimbursement changes emerging from Medicare prescription drug coverage legislation or from changes in the formularies or price negotiations with Part D drug plans. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting similar lower payment. New federal or state drug payment changes or health care reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products. Also, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

We are subject to “fraud and abuse” and similar government laws and regulations, and a failure to comply with such laws and regulations, or an investigation into our compliance with such laws and regulations, or a failure to prevail in any litigation related to noncompliance, could harm our business.

We are subject to multiple state and federal laws pertaining to health care fraud and abuse. Pharmaceutical pricing, sales, and marketing programs and arrangements, and related business practices in the health care industry generally are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial, and administrative entities. Many health care laws, including the federal and state anti-kickback laws and federal and state statutory and common law false claims laws, have been construed broadly by the courts and permit government entities to exercise considerable discretion. In the event that any of these government entities believed that wrongdoing had occurred, one or more of them could institute civil, administrative, or criminal proceedings which, if instituted and resolved unfavorably, could subject us to substantial fines, penalties, and injunctive and administrative remedies, including exclusion from government reimbursement programs. We cannot predict whether investigations or enforcement actions would affect our marketing or sales practices. Any such result could have a material adverse impact on our results of operations, cash flows, financial condition, and our business. Such investigations and enforcement actions could be costly, divert management’s attention from our business, and result in damage to our reputation. We cannot guarantee that measures that we have taken to prevent violations, including our corporate compliance program, will protect us from future violations, lawsuits or investigations by governmental entities or private whistleblowers. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant negative impact on our business, including the imposition of significant fines or other sanctions.

Failure to adequately ensure compliance with all applicable laws and regulations may adversely affect our business, and we may become subject to investigative or enforcement actions.

There are extensive state, federal, and foreign laws and regulations applicable to pharmaceutical companies engaged in the discovery, development, and commercialization of medicinal products. There are laws and regulations that govern areas including financial controls, clinical trials, testing, manufacturing, labeling, safety, packaging, shipping, distribution, marketing and promotion of pharmaceuticals, including those governing interactions with prescribers and health care professionals in a position to prescribe, recommend, or arrange for the provision of our products.

In recent years, pharmaceutical companies have been the targets of extensive whistleblower actions in which the person bringing the action alleges violations of the civil False Claims Act or its state equivalent, including allegations that manufacturers aided and abetted in the submission of false claims. These actions have focused on such areas as pricing practices, off-label product promotion, sales and marketing practices, and improper relationships with physicians and other health care professionals, among others. If our relationships with health care professionals and/or our promotional or other activities fail to comply with applicable laws, regulations or guidelines, we may be subject to warnings from, or enforcement action by, regulatory and other federal or state governmental authorities. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies and governmental authorities including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions, exclusion from government programs, product recalls or seizures, or other restrictions and litigation. Furthermore, there can be no assurance that we will not be subject to a whistleblower or other state or federal investigative or enforcement action at some time in the future.

Risks Associated with Our Business and Industry

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product candidate development.

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $120.2 million and $114.5 million for the years ended December 31, 2008 and 2007, respectively. Our cash, cash equivalents and investments totaled approximately $73.0 million on December 31, 2008. Based on current operating plans, we expect our cash and investments to provide liquidity through fiscal 2009 and into 2010; however, additional third party funding or milestones will be necessary for our operations to continue throughout 2010 and beyond.

We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development and commercial activities. Many factors will influence our future capital requirements, including:

•	The number, breadth and progress of our research and development programs;

•	The level of activities relating to commercialization of our products;

•	The ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing or future collaborations and licensing agreements;

•	Progress by our collaborators with respect to the development of product candidates;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The timing and amount of debt repayment requirements;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to government, the Financial Industry Regulatory Authority, or other applicable investigations against us; and

•	The costs involved in enforcing patent claims and other intellectual property rights.

In addition, our capital requirements will depend upon:

•	The level of sales generated for AzaSite, Restasis and Elestat;

•	The receipt of revenue from Allergan on net sales of Restasis and Elestat;

•	The receipt of revenue from wholesalers and other customers on net sales of AzaSite;

•	The receipt or payment of milestone payments under our current collaborative agreements and any future collaborations;

•	The ability to obtain approval from the FDA for our product candidates; and

•	Payments from existing and future collaborators.

In the event that we do not receive timely regulatory approvals, we may need substantial additional funds to fully develop, manufacture, market and sell all of our other potential products and support our on-going product commercialization and co-promotion efforts. We may seek such additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Our stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. If we are required to raise funds through future collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate research programs and product development and we may not be able to successfully commercialize any product candidate.

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

Revenues in future periods could vary significantly and may not cover our operating expenses.

Our revenues may fluctuate from period to period due in part to:

•	The timing of the introduction of a generic form of Elestat;

•

Fluctuations in future sales of AzaSite, Restasis and Elestat due to competition, the intensity of an allergy season, disease prevalence, manufacturing difficulties, reimbursement and pricing under commercial or government plans, seasonality, or other factors that affect the sales of a product;

•	Deductions from gross sales relating to estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs;

•	The duration of market exclusivity of AzaSite and Restasis;

•	The timing of approvals, if any, for other possible future products;

•	The progress toward and the achievement of developmental milestones by us or our partners;

•	The initiation of new contractual arrangements with other companies; and

•	The failure or refusal of a collaborative partner to pay royalties or milestone payments.

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

Our $60.0 million term loan facility is secured by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain minimum liquidity levels based on the balance of the outstanding advances. The agreement also includes a subjective acceleration clause which provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The agreement may affect our operations in several ways, including the following:

•	A portion of our cash flow from operations will be dedicated to the payment of the principal and interest on our indebtedness;

•	Our future cash flow may be insufficient to meet our required principal and interest payments;

•	We may need to raise additional capital in order to remain in compliance with the loan covenants;

•	Our ability to enter into certain transactions may be limited; and

•	We may need to delay or reduce planned expenditures for clinical trials as well as other development and commercial activities if our current operations are not sufficient enough to service our debt.

Events of default under the loan and security agreement are not limited to, but include the following:

•	Payment default;

•	Covenant default;

•	A material adverse change in Inspire;

•	Breach of our agreements with Allegan; and

•	Judgments against us over a specified dollar amount.

In case of an uncured default, the following actions may be taken against us by the lending institutions:

•	All outstanding obligations associated with the term loan facility would be immediately due and payable;

•	Any of our balances and deposits held by the lending institutions would be applied to the obligation;

•	Balances and accounts at other financial institutions could be “held” or exclusive control be transferred to the lending institutions; and

•	All collateral, as defined in the agreement, could be seized and disposed of.

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net operating losses of approximately $51.6 million and $63.7 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, our accumulated deficit was approximately $360.5 million. We currently expect to incur operating losses over the next several years. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

•	Commercialization activities to support AzaSite and Elestat;

•	Revenues from Restasis;

•	Regulatory approvals of our product candidates;

•	Patient demand for our products and any licensed products;

•	Payments to and from licensors and corporate partners;

•	Research and development activities;

•	Investments in new technologies and product candidates; and

•	The costs involved in defending any litigation claims against, or government investigations of, us.

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

The current stock market and credit market conditions are extremely volatile and unpredictable. It is difficult to predict whether these conditions will continue or worsen, and, if so, whether the conditions would impact us and whether such impact could be material.

We have exposure to many different industries and counterparties, including commercial banks, investment banks and customers (which include wholesalers, managed care organizations and governments) that may be unstable or may become unstable in the current economic environment. Any such instability may impact these parties’ ability to fulfill contractual obligations to us or they might limit or place burdensome conditions upon future transactions with us. Customers may also reduce spending during times of economic uncertainty. Also, it is possible that suppliers may be negatively impacted. If such events were to occur, there could be a resulting material and adverse impact on our operations and results of operations.

We may decide to access the equity or debt markets to meet capital or liquidity needs. However, the constriction and volatility in these markets may restrict our future flexibility to do so when such needs arise. Further, economic conditions have resulted in severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, which if severe and sustained could have a material and adverse impact on our results of operations and cash flows.

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

Our current or any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market products outside North America without a collaborative partner or outside our therapeutic areas of focus. We are currently pursuing the out-licensing of certain rights related to our cystic fibrosis program. We may be unsuccessful in out-licensing this program or we may be forced to out-license this program on terms that are not favorable to us.

It may be necessary in the future for us to obtain additional licenses to avoid infringement of third-party patents. Additionally, we may enter into license arrangements with other third parties as we build our product portfolio. We do not know the terms on which such licenses may be available, if at all.

We will continue to depend on collaborators and contractors for the preclinical study and clinical development of therapeutic products and for manufacturing and marketing of potential products. Our agreements with collaborators typically allow them some discretion in electing whether to pursue such activities. If any collaborator were to breach or terminate its agreement with us or otherwise fail to conduct collaborative activities in a timely and successful manner, the clinical development or commercialization of product candidates or research programs would be delayed or terminated. Any delay or termination in clinical development or commercialization would delay or eliminate potential product revenues relating to our product candidates.

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

Our business and competitive position depends on our ability to continue to develop and protect our products and processes, proprietary methods and technology. Except for patent claims covering new chemical compounds, most of our patents are use patents containing claims covering methods of treating disorders and diseases by administering therapeutic chemical compounds. Use patents may provide limited protection for commercial efforts in the United States, but may afford a lesser degree of protection, if any, in other countries due to their patent laws. Besides our use patents, we have patents and patent applications covering compositions (new chemical compounds), pharmaceutical formulations and processes for manufacturing our new chemical compounds. Many of the chemical compounds included in the claims of our use patents and process applications were known in the scientific community prior to our patent applications. None of our composition patents or patent applications covers these previously known chemical compounds, which are in the public domain. As a result, competitors may be able to commercialize products that use the same previously known chemical compounds used by us for the treatment of disorders and diseases not covered by our use patents. Such competitors’ activities may reduce our revenues.

If we must defend a patent suit, or if we choose to initiate a suit to have a third-party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. We may be accused of patent infringement at any time. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others. Should we choose to do this, as with the above, we may need to make considerable expenditures of money and management time in litigation. Further, we may have to participate in interference proceedings in the USPTO to determine the priority of invention of any of our technologies.

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

The market price of our common stock has been volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements regarding the commercialization of AzaSite;

•	Announcements regarding FDA approval of Prolacria or any of our product candidates;

•	Announcements made by us concerning results of clinical trials with our product candidates;

•	Market acceptance and market share of AzaSite, Restasis and Elestat;

•	The timing of the introduction of a generic form of Elestat;

•	Duration of market exclusivity of AzaSite and Restasis;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions and/or investigations;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	FDA approval of other treatments for the same indication as any one of our product candidates;

•	Business development activities; and

•	Litigation.

Extreme price and volume fluctuations occur in the stock market from time to time that can particularly affect the prices of biotechnology companies. These extreme fluctuations are sometimes unrelated to the actual performance of the affected companies.

Warburg Pincus is able to exercise substantial control over our business.

Warburg Pincus Private Equity IX, L.P., or Warburg, holds 14,018,600 shares of our common stock which represented approximately 25% of our outstanding common stock as of January 31, 2009. Warburg and its affiliates may acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities, without triggering the provisions of our stockholder rights plan. Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, effective July 20, 2007, our Board of Directors elected Jonathan S. Leff as a Class C member of the Board of Directors. As a result of the foregoing, Warburg is able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of January 31, 2009, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 57% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales of securities may cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2009, there were 56,680,167 shares of common stock outstanding. In addition, we have the ability to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which we filed with the SEC on March 9, 2007. Up to 15,178,571 shares of our common stock are issued or issuable upon the release of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our Amended and Restated 2005 Equity Compensation Plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act of 1933 and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

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

Item 3. Legal Proceedings.

As previously disclosed, a Consolidated Class Action Complaint, or CAC, was filed on March 27, 2006 that asserted claims against Inspire and certain of its present or former senior officers or directors alleging violations of Section 16(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. On June 30, 2006, Inspire and the other defendants moved that the court dismiss the CAC on the grounds that it failed to state a claim upon which relief could be granted and did not satisfy the pleading requirements under applicable law. On July 26, 2007, the United States District Court for the Middle District of North Carolina granted Inspire’s and the other defendants’ motion and dismissed the CAC with prejudice. On August 24, 2007, the plaintiffs filed an appeal to the United States Court of Appeals for the Fourth Circuit. On December 12, 2008, the Fourth Circuit issued an opinion affirming the judgment of the District Court.

On September 30, 2008, the SEC approved a non-monetary settlement of the previously announced investigation by the SEC staff relating to our disclosures regarding a Phase 3 clinical trial of our dry eye product candidate, Prolacria. The SEC also approved settlements with Christy L. Shaffer, our President and Chief Executive Officer, and Mary B. Bennett, who previously served as our Executive Vice President, Operations and Communications.

Under the settlements, we, Dr. Shaffer, and Ms. Bennett each consented to a Securities and Exchange Commission Order Instituting Cease and Desist Proceedings, Making Findings, and Imposing a Cease and Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 dated September 30, 2008, or the Order. In particular, we, Dr. Shaffer, and Ms. Bennett consented to a cease and desist order against future violations of Section 13(a) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder. We, Dr. Shaffer, and Ms. Bennett did not admit or deny any findings in the Order. The Order does not include any monetary payments or other sanctions. The Order does not affect the current or future employment, or director or officer status, of either Dr. Shaffer or Ms. Bennett.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the Nasdaq National Market, and later the Nasdaq Global Market, under the symbol “ISPH” since August 3, 2000. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our common stock on the Nasdaq Global Market:

2007	High	Low
First Quarter	$8.29	$5.54
Second Quarter	$8.70	$5.43
Third Quarter	$6.91	$4.65
Fourth Quarter	$7.27	$4.84

2008	High	Low
First Quarter	$6.09	$3.59
Second Quarter	$6.75	$2.89
Third Quarter	$4.70	$3.21
Fourth Quarter	$4.08	$1.68

As of January 31, 2009, there were 55 record stockholders and approximately 4,300 beneficial stockholders of our common stock. On January 31, 2009, the last sale price reported on the Nasdaq Global Market for our common stock was $3.80 per share.

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

RELATIVE STOCK PERFORMANCE

The graph below compares Inspire Pharmaceuticals, Inc.’s cumulative 5-year total stockholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

	Cumulative Total Returns
	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
INSPIRE PHARMACEUTICALS, INC.	$100.00	$118.52	$35.90	$44.88	$42.26	$25.44
NASDAQ COMPOSITE	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ BIOTECHNOLOGY	100.00	112.17	130.53	130.05	132.24	122.10

The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6. Selected Financial Data.

The selected statement of operations data and balance sheet data with respect to the years ended December 31, 2008, 2007, 2006, 2005 and 2004 set forth below are derived from our financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below, and our financial statements and the notes thereto appended to this annual report. Historical results are not necessarily indicative of our future results.

	(in thousands, except per share amounts)
	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations Data:
Revenue	$70,498	$48,665	$37,059	$23,266	$11,068

Operating expenses:
Cost of sales	6,412	1,622	—	—	—
Research and development	44,637	53,391	42,537	23,566	25,698
Selling and marketing	54,568	45,543	25,265	23,223	21,848
General and administrative	14,540	13,986	15,880	12,004	9,041

Total operating expenses	120,157	114,542	83,682	58,793	56,587

Loss from operations	(49,659)	(65,877)	(46,623)	(35,527)	(45,519)
Other income/(expense), net	(1,944)	2,137	4,508	3,680	1,450

Net loss	$(51,603)	$(63,740)	$(42,115)	$(31,847)	$(44,069)

Non-cash deemed dividend related to beneficial conversion feature of exchangeable preferred stock	—	(8,285)	—	—	—

Net loss attributable to common stockholders	$(51,603)	$(72,025)	$(42,115)	$(31,847)	$(44,069)

Net loss per common share—basic and diluted	$(0.91)	$(1.61)	$(1.00)	$(0.76)	$(1.25)

Common shares used in computing weighted average common shares outstanding—basic and diluted	56,609	44,763	42,227	42,101	35,261

	(in thousands)
	December, 31
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash, cash equivalents and investments	$72,966	$139,724	$102,281	$122,323	$156,796
Trade receivables, net	16,544	12,974	8,245	4,898	3,501
Inventories, net	689	1,280	—	—	—
Working capital	52,512	107,651	89,655	99,265	134,559
Total assets	114,224	180,503	116,699	132,446	165,696
Deferred revenue	—	371	—	—	—
Debt obligations, including current portion (1)	43,605	57,701	21,357	1,392	1,881
Total stockholders’ equity	44,387	91,693	78,371	118,689	149,598
Shares of common stock outstanding	56,672	56,501	42,238	42,211	41,845

(1)	Includes capital leases.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our product candidates and retention of key employees. In order for one of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will be able to obtain sufficient funding to meet our future capital requirements. Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. The most significant known risks are discussed in the section entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our revenues are difficult to predict and depend on numerous factors. We launched AzaSite in August 2007 and began recording product revenue in the third quarter of 2007. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite; physician and patient acceptance of AzaSite; competitor response to AzaSite; as well as discounts, pricing and coverage on governmental and commercial formularies; are all factors, among others, that will impact the level of revenue recorded for AzaSite in subsequent periods. Through the year ended December 31, 2008, we actively promoted both Restasis and Elestat through our commercial organization. As of January 1, 2009, we are no longer responsible for the co-promotion of Restasis, but we continue to receive royalties on Allergan’s sales of Restasis. Our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our co-promotion agreements. Our co-promotion revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion revenues are the extent and effectiveness of Allergan’s sales and marketing efforts, our sales and marketing efforts, coverage and reimbursement under Medicare Part D and Medicaid programs, and the sales and marketing activities of competitors. Additionally, our ability to receive revenues on future sales of AzaSite, Restasis and Elestat are dependent upon the duration of market exclusivity and strength of patent protection. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors. Cost of sales related to AzaSite contain variable and fixed cost components. Research and development expenses, including expenses for development milestones, drug synthesis and manufacturing, preclinical testing and clinical research activities, depend on the ongoing requirements of our development programs, completion of business development transactions, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses, in part by accelerating or decelerating basic research activities and clinical trial activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Again, management may in some cases be able to control the timing and magnitude of these expenses. We have incurred and expect to continue to incur significant costs related to the commercialization of AzaSite.

Overview

We are a biopharmaceutical company focused on researching, developing and commercializing prescription pharmaceutical products for ophthalmic and pulmonary diseases. Our goal is to build and commercialize a sustainable portfolio of innovative new products based on our technical and scientific expertise. The most advanced compounds in our clinical pipeline are Prolacria for dry eye and denufosol tetrasodium for cystic fibrosis, which are both in Phase 3 development and AzaSite for blepharitis, which is beginning Phase 2 development. We receive revenues related to the promotion of AzaSite for bacterial conjunctivitis, co-promotion of Elestat for allergic conjunctivitis and royalties on Restasis for dry eye.

In February 2007, we signed an exclusive licensing agreement with InSite Vision for the U.S. and Canadian commercialization rights of AzaSite for the treatment of bacterial conjunctivitis. In April 2007, AzaSite was approved by the FDA for the treatment of bacterial conjunctivitis in adults and children one year of age and older. In August 2007, we launched AzaSite in the United States and are promoting it to eye care specialists.

In 2004, we launched Elestat for the treatment of allergic conjunctivitis and began co-promoting Restasis for the treatment of dry eye disease. In December 2008, we amended our agreement with Allergan and terminated our co-promotion responsibilities related to Restasis. Under agreements with Allergan, we receive revenue based upon Allergan’s net sales of these products.

Prior to 2004, we devoted substantially all of our efforts to the discovery and clinical development of our product candidates as well as the establishment of strategic partnerships, and our revenues consisted of payments under our various corporate partnerships established for the development and commercialization of our products, if approved. In February 2009, we eliminated our early preclinical and molecule discovery activities and refocused our resources on the development of existing later-stage clinical programs and commercially available products.

See Part I—Item 1. Business of this report for a full discussion of our agreements with InSite Vision, Allergan and other significant collaborative agreements, as well our other product candidates in clinical development.

We have incurred significant operating losses since our inception and, as of December 31, 2008, we had an accumulated deficit of $360.5 million. Revenue from sales of AzaSite, Restasis and Elestat did not exceed our total operating expenses in 2008. We expect to incur operating losses for the next several years. We have financed our operations through the sale of equity securities, including private sales of preferred stock and public offerings of common stock, debt, and with revenue from corporate partnerships, including co-promotion revenue. We operate as a single business segment and do not have any foreign operations.

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

Product Revenues

We recognize revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, we sell AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial health care organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of December 31, 2008 and 2007, we had net reserves of approximately $1.3 million and $235,000, respectively, for sales incentives.

In addition to SAB No. 104, our ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists,” or SFAS No. 48, as issued by the Financial Accounting Standards Board, or FASB. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if: (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in our return goods policy. Our return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, we estimate the level of sales that will ultimately be returned pursuant to our return policy and record a related reserve at the time of sale. These amounts are deducted from our gross sales of AzaSite in determining our net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and our own historical experience with AzaSite. We also consider other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of December 31, 2008 and 2007, we had net reserves of approximately $701,000 and $95,000, respectively, for potential returns of AzaSite.

Immediately preceding the launch of AzaSite, we offered wholesalers stocking incentives that allowed for extended payment terms, product discounts, and guaranteed sale provisions (collectively, “special terms”). These special terms were only offered during a specified time period of approximately one month prior to the August 13, 2007 launch of AzaSite. Any sales of AzaSite made under these special term provisions were accounted for using a consignment model since substantially all the risks and rewards of ownership did not transfer upon shipment. Under the consignment model, we did not recognize revenue upon shipment of AzaSite purchased with the special terms, but recorded deferred revenue at gross invoice sales price, less all appropriate discounts and rebates, and accounted for AzaSite inventory held by the wholesalers as consignment inventory. We recognized the revenue from these sales with special terms at the earlier of when the inventory of AzaSite held by the wholesalers was sold through to the wholesalers’ customers or when such inventory of AzaSite was no longer subject to these special terms. At December 31, 2007, we had net deferred revenue of $371,000 related to sales of AzaSite considered consignment, which was fully recognized in the three months ended March 31, 2008. All sales subsequent to this specified “launch” time period include return rights and pricing that are customary in the industry.

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

Product Co-promotion Revenues

We recognize co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to us by Allergan. Through the year ended December 31, 2008, we actively promoted both Restasis and Elestat through our commercial organization. As of January 1, 2009, we are no longer responsible for the co-promotion of Restasis, but we continue to receive royalties on Allergan’s sales of Restasis. Our co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s net sales for both Restasis and Elestat, reported to us by Allergan, as co-promotion revenue. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. We achieved our annual 2008 net sales target level during the three-month period ended September 30, 2008. Calendar year 2009 is the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement.

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from our research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. In each of the years ended December 31, 2008 and 2006, we recognized $1.25 million of collaborative research and development revenue. No collaborative research and development revenue was recognized for the year ended December 31, 2007.

Inventories

Our inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of December 31, 2008 and 2007, we had net reserves of $10,000 and $125,000, respectively, for potential overstocking.

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

Stock-Based Compensation Expense

We recognize stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires us to measure compensation cost for share-based payment awards at fair value and recognize compensation expense over the service period for awards expected to vest. We utilize the Black-Scholes option-pricing model to value our awards and recognize compensation expense on a straight-line basis over the vesting periods of our awards. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Our expected volatility is determined based on our own historical volatility. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Significant management judgment is also required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Impact of Inflation

We do not believe that our operating results have been materially impacted by inflation during the past three years. However, we cannot assure that our operating results will not be adversely affected by inflation in the future. We will continually seek to mitigate the adverse effects of inflation on the costs of goods and services that we use through improved operating efficiencies and cost containment and periodic price increases for our product.

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

Revenues

Total revenues were approximately $70.5 million for the year ended December 31, 2008, as compared to approximately $48.7 million in 2007 and approximately $37.1 million in 2006. The increase in 2008 revenue of approximately $21.8 million, or 45%, was primarily due to product revenue from a full year of net sales of AzaSite, as well as increased co-promotion revenue from net sales of Restasis, partially offset by a decrease in co-promotion revenue from net sales of Elestat. The increase in 2007 revenues as compared to 2006 was primarily due to increased co-promotion revenue from net sales of Restasis and product revenue from net sales of AzaSite, which we launched in August 2007. In addition, total revenues for both the 2008 and 2006 periods included the recognition of development milestones of $1.25 million from Santen for its development of diquafosol tetrasodium in accordance with our development, license and supply agreement.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the year ended December 31, 2008 were approximately $18.3 million, as compared to approximately $3.1 million in 2007 and none in 2006. AzaSite was launched by us in August 2007. For the year ended December 31, 2008 based on prescription data from IMS Health, there were approximately 303,000 prescriptions written for AzaSite, representing approximately 2% of all prescriptions in the bacterial conjuctivitis market, defined as both branded and generic single-entity ocular antibiotics. In addition, during 2008 we increased our market share from approximately 1% to 7% in eye care specialists, or Ophthalmologists and Optometrists, representing our primary call audience. In comparison, approximately 30,000 prescriptions were written for AzaSite in 2007. Since launch, actual units of AzaSite dispensed have been slightly higher than the number of prescriptions as reported by IMS Health due to the issuance of multiple unit prescriptions by some physicians.

Beginning in July 2007, we started receiving and processing orders for AzaSite as part of the initial stocking of the supply chain. These initial orders were offered with special terms as stocking incentives for wholesalers. Sales with these special terms were accounted for using the consignment model, which requires that we defer revenue until such time that the product is resold further into the supply chain or the product is no longer subject to the special terms. As a result, as of December 31, 2007, approximately $371,000 of net AzaSite revenues were deferred and subsequently recognized in the first quarter of 2008. Sales made subsequent to this specified “launch” time period include return rights that are customary in the industry. For these orders, we are recording revenue at the date of shipment, when title and substantially all the risks and rewards of ownership has transferred to the customer.

In connection with the launch of AzaSite, we created a managed markets group to establish relationships with wholesalers, commercial managed care organizations, state Medicaid agencies, and Medicare managed care organizations to secure access and reimbursement for AzaSite. AzaSite is now reimbursed, without restrictions, on over 70% of all commercial, Medicare Part D and fee-for-service Medicaid patient lives. For the year ended December 31, 2008, the bacterial conjunctivitis market, in terms of prescriptions, decreased approximately 1%, compared to 2007, based on data as reported by IMS Health.

Product Co-Promotion

Total co-promotion revenue from net sales of Restasis and Elestat for the year ended December 31, 2008 was approximately $50.9 million, as compared to approximately $45.5 million in 2007, and approximately $35.8 million in 2006.

Co-promotion revenue from net sales of Restasis for the year ended December 31, 2008 was approximately $32.8 million, as compared to approximately $24.4 million in 2007 and approximately $15.5 million in 2006. The increase in 2008 co-promotion revenue for Restasis of approximately $8.4 million, or 34%, as compared to

2007, was primarily due to increased patient usage of Restasis and an increase in prescribers, evidenced by an increase of prescriptions year-over-year, as well as an annual price increase in the first quarter of 2008. The increase in 2007 co-promotion revenue for Restasis of approximately $8.9 million, or 57%, as compared to 2006, was primarily due to increased patient usage of Restasis, resulting in an increase of prescriptions year-over-year due to selling and promotion efforts, including Direct-To-Consumer (DTC) advertising; an annual price increase in the first quarter of 2007; and the final scheduled increase on the percentage of net sales of Restasis to which we were entitled.

All of our revenue from Restasis is based on worldwide net sales of Restasis according to the terms of our collaborative agreement with Allergan. However, for the years ended December 31, 2008, 2007 and 2006, only approximately 2% of our co-promotion revenue from Restasis is derived from sales of Restasis outside of the United States. Based on national prescription data as provided by IMS Health, Restasis has experienced increased year-over-year prescription volume increases of 10%, 22% and 31% for the 12 months ended December 31, 2008, 2007 and 2006, respectively.

Our entitled percentage of net sales of Restasis increased a final time in April 2007. For the year ended December 31, 2008, Allergan recorded approximately $444 million of revenue from net sales of Restasis, as compared to approximately $345 million in 2007 and approximately $270 million in 2006. On December 24, 2008, we amended our agreement with Allergan such that we ceased co-promoting Restasis as of December 31, 2008. Notwithstanding the fact that we are no longer co-promoting Restasis, Allergan remains obligated to pay us royalties in relation to sales of Restasis at the rates in effect prior to the December 2008 amendment. In February 2009, Allergan provided 2009 guidance and expects net sales of Restasis to be in the range of $490-$510 million.

Co-promotion revenue from net sales of Elestat for the year ended December 31, 2008 was approximately $18.1 million, as compared to approximately $21.1 million in 2007, and approximately $20.3 million in 2006. The decrease in 2008 co-promotion revenue from net sales of Elestat of $3.0 million, as compared to 2007, was primarily due to a decline in the U.S. allergic conjunctivitis market in terms of prescriptions as well as a decline in Elestat’s market share based on national prescription data as provided by IMS Health. This decrease was partially offset by an annual price increase for Elestat that became effective during the first quarter of 2008. The slight increase in 2007 co-promotion revenue for Elestat was primarily due to a reduction in rebates and discounts as a result of changes in Elestat coverage under governmental and commercial health plans, combined with a price increase for Elestat that became effective during the first quarter of 2007. These factors increased our average price per prescription in 2007 as compared to 2006. These increases in revenue were offset by a decline in market share for Elestat during 2007 due to an increasingly competitive market environment as well as an overall decline in the allergic conjunctivitis market in terms of prescriptions.

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Competition from the introduction of both a once-daily branded product and a generic in 2007 and loss of coverage under state Medicaid plans has caused a decrease in market share for Elestat. Based upon national prescription data from IMS Health, for the year ended December 31, 2008, Elestat prescriptions represented approximately 7% of the total U.S. allergic conjunctivitis market, as compared to approximately 9% in 2007 and approximately 10% in 2006. Based on current trends in prescriptions for Elestat, we expect our 2009 market share to remain relatively constant with 2008. Based upon monthly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions as compared to the previous year, decreased approximately 6% and 3% for the years ended December 31, 2008 and 2007, respectively, and increased approximately 5% for the year ended December 31, 2006.

Under our agreement with Allergan related to our co-promotion of Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels, which increase annually. We are entitled to an escalating percentage of net sales of Elestat based upon predetermined calendar year net sales target levels.

During a fiscal year, we recognize product co-promotion revenue associated with targeted net sales levels for Elestat achieved during that time period and defer revenue in excess of the sales level achieved. We achieved the annual 2008 net sales target level for Elestat during the three month period ended September 30, 2008. In comparison, we achieved the annual net sales target level for Elestat during the three month period ended June 30 for fiscal years 2007 and 2006. Accordingly, we expect that it will take us longer to recognize the full amount of co-promotion revenue associated with net sales of Elestat in 2009 as compared to 2008. Under the co-promotion agreement with Allergan, calendar year 2009 is the last year that our co-promotion revenues of Elestat are subject to annual minimum target levels.

On September 30, 2008, the USPTO issued a method of treatment patent related to the Elestat Patent to an affiliate of Boehringer Ingelheim, the developer of the invention. Notwithstanding the fact that the Elestat Patent was issued by the USPTO, subject to applicable law, competitors are permitted to submit to the FDA an ANDA or a 505(b)(2) application for a generic version of Elestat, due to the expiration of the marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008.

We have been notified that Boehringer Ingelheim and Allergan received notices from four companies: Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc., and Sandoz Inc., advising that each company filed an ANDA for a generic version of Elestat. The date of submission of the first filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). We have been further notified by Allergan that Boehringer Ingelheim has decided not to file infringement lawsuits against the ANDA filers. Boehringer Ingelheim is the owner of the Elestat Patent and we do not have a license to the Elestat Patent.

The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, we will no longer have rights to co-promote Elestat. We will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the initial 12-month period immediately following the termination of the agreement, Allergan will be obligated to pay to us 20% of any net sales of Elestat in the United States. Allergan will be obligated to pay us 15% of any net sales in the United States in the second 12-month period following termination and 10% of any net sales in the United States in the third, and final, 12-month period following termination of the agreement. We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs, which we currently expect to continue beyond 2009. Loss of our co-promotion revenue from Elestat will significantly impact our results of operations and cash flows.

Collaborative Research and Development

In May 2008, Santen completed its Phase 3 clinical testing of diquafosol tetrasodium in Japan, which it refers to as DE-089, for which we received a milestone payment of $1.25 million. We did not receive any collaborative research and development revenue during 2007. In March 2006, Santen completed its Phase 2 clinical trial testing of diquafosol tetrasodium, which entitled us to receive a milestone payment of $1.25 million. Santen is responsible for all development, regulatory submissions, filings and approvals, and the commercialization of potential products in Japan and nine other Asian countries. We could receive additional development milestone payments from Santen of up to $1.75 million, as well as royalties on net sales of diquafosol tetrasodium, if the product candidate is approved for commercialization in Santen’s licensed territories. Santen filed an application for manufacturing and marketing approval of DE-089 with the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA) on May 30, 2008, which is pending review.

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

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $6.4 million for the year ended December 31, 2008, as compared to approximately $1.6 million for the year ended December 31, 2007. Since AzaSite was launched in August 2007, we had no cost of sales in 2006. Cost of sales reflects a 20% royalty to InSite Vision on net sales of AzaSite in accordance with our licensing agreement and a charge to the inventory reserve for potential short-dated product.

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

Certain costs included in cost of sales are subject to annual increases for which we have limited control. Our royalty rate to InSite Vision on net sales of AzaSite will increase from 20% to 25% in July 2009. We expect that cost of sales will increase in relation to, but not proportionately to, the increases in revenue from sales of AzaSite.

Costs and Expenses

Research and Development Expenses

Research and development expenses were approximately $44.6 million for the year ended December 31, 2008, as compared to approximately $53.4 million in 2007 and approximately $42.5 million in 2006.

The decrease in research and development expenses of approximately $8.8 million, or 16%, for the year ended December 31, 2008, as compared to 2007, was primarily due to a one-time $13.0 million upfront AzaSite licensing fee paid in 2007 which did not occur in 2008. Excluding this one-time fee, our research and development expenses associated with our other product candidates increased approximately $4.2 million for the year ended December 31, 2008, as compared to 2007, and was primarily due to increased activities associated with our cystic fibrosis and glaucoma product candidates. Additionally, we incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense. The increase in research and development expenses of approximately $10.9 million, or 26%, for the year ended December 31, 2007, as compared to 2006, was primarily due to approximately $14.6 million incurred related to AzaSite, which included the one-time $13.0 million upfront licensing fee payment upon the execution of the agreement with InSite Vision in which we acquired the exclusive right to commercialize AzaSite in the United States and Canada. Research and development expenses associated with our other product candidates’ were approximately $38.8 million for the year ended December 31, 2007 and were primarily associated with advancing our programs for denufosol, epinastine nasal spray, glaucoma and Prolacria. See Part I—Item 1. Business of this report for a detailed development status of these programs.

Research and development expenses include all direct and indirect costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, including the development and manufacture of drug product for clinical trials, sponsored research costs, clinical trial insurance, upfront license fees, milestone and royalty payments relating to research and development, and other fees and costs related to the development of product candidates. Research and development expenses vary according to the number of programs in clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the length of the clinical trials and the number of patients enrolled in later stage clinical trials. In February 2009, we eliminated our early preclinical and molecule discovery activities and refocused our resources on the development of existing later-stage clinical programs and commercially available products. Our future research and development expenses will depend on the results and magnitude or scope of our clinical and research activities and requirements imposed by regulatory agencies. Year over year spending on active development programs can vary due to the differing levels and stages of development activity, the timing of certain expenses and other factors. Accordingly, our research and development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to product candidates, our research and development expenses may fluctuate significantly from prior periods.

Our research and development expenses for the years ended December 31, 2008, 2007 and 2006 and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the years listed.

	(In thousands) Year ended December 31,						Cumulative from Inception to December 31, 2008%
	2008	%	2007	%	2006	%
Denufosol tetrasodium for cystic fibrosis	$18,633	42	$13,599	25	$10,316	24	$64,780	21
Prolacria (diquafosol tetrasodium) for dry eye disease	7,632	17	4,181	8	1,431	3	50,951	16
INS115644 and INS117548 for glaucoma and related research and development	5,552	12	5,235	10	3,539	8	14,892	5
Epinastine nasal spray for allergic rhinitis (1)	3,383	8	7,991	15	8,110	19	19,849	6
AzaSite (2)	1,621	4	14,598	27	—	—	16,219	5
Bilastine for seasonal allergic rhinitis (3)	—	—	1,313	3	7,139	17	8,452	3
Other research, preclinical and development costs (4)	7,816	17	6,474	12	12,002	29	137,698	44

Total	$44,637	100	$53,391	100	$42,537	100	$312,841	100

(1)	On April 23, 2008, we discontinued the development of epinastine nasal spray. Expense in 2006 includes a $2.5 million upfront licensing fee upon the signing of the license and development agreement with Boehringer Ingelheim.
(2)	Expense in 2007 includes a $13.0 million upfront licensing fee upon the signing of the license agreement with InSite Vision.
(3)	This license agreement was terminated by Inspire in January 2008. Expense in 2006 includes a $7.0 million up-front licensing fee upon the signing of the license agreement with FAES.
(4)	Other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs as well as costs of discontinued and/or inactive programs prior to January 1, 2006. These unallocated costs include personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $54.6 million for the year ended December 31, 2008, as compared to approximately $45.5 million in 2007 and approximately $25.3 million in 2006.

The increase in selling and marketing expenses of approximately $9.1 million, or 20%, for the year ended December 31, 2008, as compared to 2007, resulted from an overall increase in various expenses primarily associated with the full year commercialization of AzaSite, including a full year of expenses related to our expanded sales force and managed markets group. Additionally, we had increased marketing and promotional activities and Phase 4 program costs in 2008. We also incurred a general increase in annual salaries, personnel related expenses and stock-based compensation expense.

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

Our commercial organization currently focuses its promotional efforts on approximately 9,000 eye care specialists. Our selling and marketing expenses include all direct costs associated with the commercial organization, which include our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, fleet management and travel. Our marketing and promotion expenses include product management, promotion, advertising, public relations, Phase 4 clinical trial costs, physician training and continuing medical education and administrative expenses. We adjust the timing, magnitude and targeting of our advertising, promotional, Phase 4 clinical trials and other commercial activities for our products based on seasonal trends and other factors, and accordingly, these costs can fluctuate from period to period.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches. In addition, if we in-license or out-license rights to products, our selling and marketing expenses may fluctuate significantly from prior periods.

General and Administrative Expenses

General and administrative costs were approximately $14.5 million for the year ended December 31, 2008, as compared to approximately $14.0 million in 2007 and approximately $15.9 million in 2006.

The increase in general and administrative expenses of approximately $554,000, or 4%, for the year ended December 31, 2008, as compared to 2007, was primarily due to a general increase in annual salaries, personnel related expenses and stock-based compensation expense as well as an increase in legal and administrative expenses associated with our stockholder litigation and SEC investigation. Prior year general and administrative expenses reflect a large initial reimbursement of legal fees received from our insurance provider related to our stockholder litigation and SEC investigation. These increases were partially offset by a reduction in consulting fees during 2008.

On September 30, 2008, the SEC approved a non-monetary settlement of the previously announced investigation of Inspire and two of our officers by the SEC staff relating to our disclosures regarding a Phase 3 clinical trial of our dry eye product candidate, Prolacria. As a result of this settlement, we do not expect to incur future legal costs related to this investigation.

On July 26, 2007, the United States District Court for the Middle District of North Carolina granted Inspire’s and the other defendants’ motion and dismissed the previously announced Consolidated Class Action

Complaint with prejudice. On December 12, 2008, the Fourth Circuit of the Unites States Court of Appeals issued an opinion affirming the judgment of the District Court. As a result of this dismissal, we do not expect to incur significant future legal costs related to this action.

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

Future general and administrative expenses will depend on the level and extent of support required to conduct our future research and development, commercialization, business development, and corporate activities.

Other Income (Expense)

For the year ended December 31, 2008, we incurred other expense, net of $1.9 million, as compared to approximately $2.1 million in other income, net in 2007 and approximately $4.5 million other income, net in 2006.

The decrease in other income of approximately $4.0 million for the year ended December 31, 2008, as compared to 2007, was due to a combination of decreased interest income and increased interest expense. Interest income was negatively impacted due to a lower rate of return on our cash and investments as well as lower average cash and investment balances in 2008 compared to 2007. The increase in interest expense was associated with additional borrowings of an aggregate of $40.0 million during 2007 under our term loan facility.

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

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, including private sales of preferred stock and public offerings of common stock and, to a lesser extent, through our term loan facility. We also currently receive co-promotion revenue from net sales of Restasis and Elestat, and product revenue from net sales of AzaSite. We do not expect our revenue to exceed our operating expenses in 2009.

At December 31, 2008, we had net working capital of approximately $52.5 million, a decrease of approximately $55.2 million from approximately $107.7 million at December 31, 2007. The decrease in working capital was principally due to the funding of normal operating expenses associated with commercialization activities and the development of our product candidates, as well as repayment of principal on our term loan facility. Additionally, we have made interest and principal payments on our term loan facility. Our principal sources of liquidity at December 31, 2008 were approximately $58.5 million in cash and cash equivalents, approximately $13.7 million in investments, which are considered available-for-sale, and approximately $16.5 million in trade receivables.

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

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $43.6 million was outstanding as of December 31, 2008. We make scheduled principal and interest payments on a monthly basis and all loan advances made under the agreement have a final maturity date in March 2011. See Note 8. “Debt”—to our financial statements for further discussion regarding the term loan facility.

Our working capital requirements may fluctuate in future periods depending on many factors, including: the number, magnitude, scope and timing of our development programs; the commercial potential and success of our products; the potential loss of commercial exclusivity of any of our products; the loss of revenue from our products due to competition or loss of market share; the level of ongoing costs related to the commercialization of AzaSite and Elestat; the costs related to the potential FDA approval of our other product candidates; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the efficiency of manufacturing processes developed on our behalf by third parties; the level of required administrative and legal support for our daily operations; the availability of capital to support product candidate development programs we pursue; and the commercial potential of our product candidates.

2009 Financial Guidance

Our 2009 financial results will be highly dependant on the amount of revenues derived from AzaSite and Elestat as a result of our commercial efforts, as well as the level of royalty payments received from Allergan with respect to the commercialization of Restasis. Based upon current AzaSite, Restasis and Elestat sales trends, we expect to record 2009 aggregate revenue in the range of $80-$90 million. Total 2009 operating expenses are expected to be in the range of $120-$135 million. Cost of sales, which includes the amortization of the AzaSite approval milestone and royalty obligations to InSite Vision, is expected to be in the range of $8-$13 million. Total estimated selling and marketing, general and administrative, and research and development expenses are estimated to be in the range of $45-$50 million, $14-$18 million and $50-$60 million, respectively. Included within this operating expense guidance are projected stock-based compensation costs of approximately $5 million.

Our ability to remain within our operating expense target range is subject to multiple factors, including unanticipated cost overruns, the need to expand or reduce the magnitude or scope of existing development programs, the need to change the number or timing of clinical trials, unanticipated regulatory requirements, unanticipated costs to successfully commercialize our products and product candidates, the commercial success of our current products and other factors described under the Risk Factors located elsewhere in this report.

Operating cash utilization in 2009 is expected to be in the range of $50-$65 million, which incorporates $18 million of principal repayment on our outstanding debt. Based on current operating plans, we expect our cash and investments to provide liquidity through fiscal 2009 and into 2010; however, additional third party funding or milestones will be necessary for our operations to continue throughout 2010 and beyond. Our need for additional working capital will largely be determined by the commercial success of our products and the successful and timely completion of our development programs. In order for us to continue operations substantially beyond 2009 we will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, which would trigger milestone payments to us, (3) out-license rights to certain of our product candidates, pursuant to which we would receive income, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) restructure operations. Additionally, we currently have the ability to sell approximately $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement which we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. The agreement also includes a subjective acceleration clause which provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. At December 31, 2008, we were in compliance with all of the covenants under our loan and security agreement and project that we will be throughout 2009. If significant additional liquidity is not generated through the various funding alternatives described above, we may not be in compliance with our covenants in the future.

Contractual Obligations and Commitments

In the normal course of business, we enter into various agreements that create contractual obligations and commitments that may require future cash payments. Contractual obligations at December 31, 2008 included operating leases of $3.6 million, long-term borrowings of $43.6 million, interest payments of $4.1 million, and purchase obligations and other commitments, as further described below.

As part of our drug development strategy, we outsource significant amounts of our preclinical and clinical programs and the manufacture of drug substance used in those programs. In addition, we have manufacturing, promotion and clinical responsibilities and activities associated with the commercialization of AzaSite. Based on these requirements and activities, we have entered into contractual commitments or purchase obligations with various clinical research organizations, promotion and advertising agencies, manufacturers of active pharmaceutical ingredients and drug product for clinical and commercial use as well as with others. These financial commitments, which totaled approximately $25.4 million as of December 31, 2008, are reflected as purchase obligations in the table below and include both cancelable and non-cancelable arrangements. Since many of these commitment amounts are dependent upon variable components of the agreements, actual payments and the timing of those payments may differ from management’s estimates.

The terms of our existing license, collaboration and sponsored research agreements may require that we make cash payments contingent upon the occurrence of certain future events. In the aggregate, these agreements may require payments of up to $13.8 million assuming the achievement of all development milestones and up to an additional $4.0 million assuming the achievement of all sales milestones. Amounts payable by us under these agreements are uncertain and are contingent on a number of factors, including the progress of our research, preclinical and development programs, our ability to obtain regulatory approvals, the commercial success of our approved products and future annual product sales levels.

If certain of our product candidates are approved by the FDA and are subsequently commercialized, we will be obligated to pay royalties on net sales of the commercialized products. See Part I—Item 1. Business—

Collaborative Agreements of this report for a full discussion of our royalty obligations under our in-licensing agreement with Wisconsin Alumni Research Foundation for our glaucoma product candidates. In addition, we are obligated to pay royalties to InSite Vision as part of our in-licensing agreement for AzaSite. Under the terms of the agreement, our obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not we will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the first of which commenced on October 1, 2008. The minimum royalties escalate each year and in the aggregate total $65.0 million.

The table below reflects contractual and potential obligations as of December 31, 2008, but does not reflect obligations entered into in 2009. Some of the figures we include in this table are based on management’s estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors as previously described. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table:

	(In thousands) Payment due by Period as of December 31, 2008
Contractual and Potential Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$5	$5	$—	$—	$—
Debt Obligations	43,600	18,425	25,175	—	—
Interest on Capital Lease and Debt Obligations	4,144	2,794	1,350	—	—
Operating Lease Obligations (1)	3,620	2,003	1,608	9	—
Purchase Obligations (2)	25,364	21,553	3,811	—	—
Minimum Annual License Payments	55	25	30	—	—
Development Milestone Obligations (3)(4)	13,750	—	1,450	6,300	6,000
Minimum Royalties and Sales Milestone Obligations (4)	69,000	5,000	24,000	36,000	4,000

Total	$159,538	$49,805	$57,424	$42,309	$10,000

(1)	Includes estimated payments of $1,840 for the cancelable portion of operating leases, primarily our fleet vehicles under a master lease agreement. See Note 13, “Commitments and Contingencies” for a full discussion.
(2)	Purchase obligations reflect all contractual obligations, including amounts that are cancelable, under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our Balance Sheet as of December 31, 2008.
(3)	Includes $1.9 million of “other long-term liabilities” as recorded on our Balance Sheet as of December 31, 2008.
(4)	Development and sales milestone obligations represent potential amounts payable by us contingent on a number of factors, including the progress of our research, preclinical and development programs, our ability to obtain regulatory approvals, and the commercial success of our approved products.

Litigation

As previously disclosed, a Consolidated Class Action Complaint, or CAC, was filed on March 27, 2006 that asserted claims against Inspire and certain of its present or former senior officers or directors alleging violations of Section 16(b) and 20(a) and Rule 10b-5 the Securities Exchange Act of 1934, as amended. On June 30, 2006, Inspire and the other defendants moved that the court dismiss the CAC on the grounds that it failed to state a claim upon which relief could be granted and did not satisfy the pleading requirements under applicable law. On July 26, 2007, the United States District Court for the Middle District of North Carolina granted Inspire’s and the other defendants’ motion and dismissed the CAC with prejudice. On August 24, 2007, the plaintiffs filed an appeal to the United States Court of Appeals for the Fourth Circuit. On December 12, 2008, the Fourth Circuit issued an opinion affirming the judgment of the District Court.

SEC Investigation

As previously disclosed, on September 30, 2008, the SEC approved a non-monetary settlement of the previously announced investigation by the SEC staff relating to our disclosures regarding a Phase 3 clinical trial of our dry eye product candidate, Prolacria. The SEC also approved settlements with Christy L. Shaffer, our President and Chief Executive Officer, and Mary B. Bennett, who previously served as our Executive Vice President, Operations and Communications.

Under the settlements, we, Dr. Shaffer, and Ms. Bennett each consented to a Securities and Exchange Commission Order Instituting Cease and Desist Proceedings, Making Findings, and Imposing a Cease and Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 dated September 30, 2008, or the Order. In particular, we, Dr. Shaffer, and Ms. Bennett consented to a cease and desist order against future violations of Section 13(a) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder. We, Dr. Shaffer, and Ms. Bennett did not admit or deny any findings in the Order. The Order does not include any monetary payments or other sanctions. The Order does not affect the current or future employment, or director or officer status, of either Dr. Shaffer or Ms. Bennett.

Impact of Recently Issued Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or FSP SFAS 157-3, which clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” or SFAS No. 157, in a market that is not active. FSP SFAS 157-3 was effective immediately and there was no impact on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) revises previous business combination accounting requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which would impact us for any business combinations completed after January 1, 2009. The effect of SFAS No. 141(R) on our consolidated financial position, results of operations or cash flows will depend on the potential future business combinations entered into by us that will be subject to SFAS No. 141(R).

In November 2007, the EITF of the FASB reached consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements,” or EITF Issue No. 07-1. EITF Issue No. 07-1 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. EITF Issue No. 07-1 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact to our financial statements.

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

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including United States government and government agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. As of December 31, 2008, cash equivalents consisted of $1.5 million in a money market account, $51.1 million in a money market fund and $2.0 million in commercial paper with maturities less than 90 days. Our investment portfolio as of December 31, 2008 consisted solely of corporate notes and bonds and commercial paper and had an average maturity of less than 12 months, using the stated maturity. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At December 31, 2008, our portfolio of available-for-sale investments consisted of approximately $13.7 million of investments maturing within one year. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers.

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities. In 2007, mortgage-backed securities referencing sub-prime consumer mortgages experienced a significant increase in default rates, resulting in devaluation of asset prices and reduction in market liquidity. We reduced our exposure to such additional market risk and associated credit risk by eliminating our investments in mortgage-backed and auction rate securities during 2007. As of December 31, 2008, we do not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt.

Our risk associated with fluctuating interest expense is limited to future capital leases and other short-term debt obligations we may incur in our normal operations. The interest rates on our long-term debt borrowings under the term loan facility are fixed and as a result, interest due on borrowings are not impacted by changes in market-based interest rates.

Investment Risk

In addition to our normal investment portfolio, we have an investment in Parion Sciences, Inc. of $200,000 as of December 31, 2008. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company. We have established policies and procedures for assessing market and foreign exchange risk. As of December 31, 2008, we did not have any material foreign currency hedges.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2008.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	9,714,042	$8.16	2,864,230
Equity compensation plans not approved by security holders	0	0	0

Total	9,714,042	$8.16	2,864,230

The additional information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedule:

Schedule of Valuation and Qualifying Accounts

(in thousands)

		Additions
	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Allowances		Ending Balance
Year ended December 31, 2006
Allowance for rebates, chargebacks and other sales incentives	$—	$—	$—	$—		$—
Allowance for uncollectible accounts	—	—	—	—		—
Inventory allowance	—	—	—	—		—
Allowance for returns	—	—	—	—		—
Valuation allowance for income taxes	90,831	19,177	—	—		110,008

Year ended December 31, 2007
Allowance for rebates, chargebacks and other sales incentives	—	366	58	(189)		235
Allowance for uncollectible accounts	—	10	—	—		10
Inventory allowance	—	125	—	—		125
Allowance for returns	—	105	13	(23)		95
Valuation allowance for income taxes	110,008	27,201	—	(4,000	)(1)	133,209

Year ended December 31, 2008
Allowance for rebates, chargebacks and other sales incentives	235	2,887		(1,820)		1,302
Allowance for uncollectible accounts	10	—	—	(3)		7
Inventory allowance	125	105	—	(220)		10
Allowance for returns	95	677		(71)		701
Valuation allowance for income taxes	$133,209	$25,321	—	—		$158,530

(1)	Deduction as a result of implementing FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

All other schedules are omitted as the information required is inapplicable or the information is presented in the financial statements.

3. Exhibits:

See the Exhibit Index located at the end of this document.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

By:	/s/ CHRISTY L. SHAFFER
Christy L. Shaffer President & Chief Executive Officer and Director

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTY L. SHAFFER Christy L. Shaffer	President & Chief Executive Officer (principal executive officer) and Director	March 13, 2009

/s/ THOMAS R. STAAB, II Thomas R. Staab, II	Chief Financial Officer & Treasurer (principal financial officer and principal accounting officer)	March 13, 2009

/s/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Chairman of the Board of Directors	March 13, 2009

/s/ KIP A. FREY Kip A. Frey	Director	March 13, 2009

/s/ ALAN F. HOLMER Alan F. Holmer	Director	March 13, 2009

/s/ NANCY J. HUTSON Nancy J. Hutson	Director	March 13, 2009

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 13, 2009

/s/ RICHARD S. KENT Richard S. Kent	Director	March 13, 2009

INSPIRE PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  of Inspire Pharmaceuticals, Inc.

In our opinion, the financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Inspire Pharmaceuticals, Inc. at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 and Note 11 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 13, 2009

INSPIRE PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$58,488	$101,892
Investments	13,663	28,129
Trade receivables, net	16,544	12,974
Prepaid expenses and other receivables	4,186	4,617
Inventories, net	689	1,280
Other assets	357	614

Total current assets	93,927	149,506

Property and equipment, net	2,925	2,826
Investments	815	9,703
Intangibles, net	16,343	17,937
Other assets	214	531

Total assets	$114,224	$180,503

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,843	$13,592
Accrued expenses	13,142	13,795
Deferred revenue	—	371
Short-term debt and capital leases	18,430	14,097

Total current liabilities	41,415	41,855

Long-term debt and capital leases	25,175	43,604
Other long-term liabilities	3,247	3,351

Total liabilities	69,837	88,810

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 and 1,860 shares authorized, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 56,672 and 56,501 shares issued and outstanding, respectively	57	57
Additional paid-in capital	404,991	400,460
Accumulated other comprehensive income/(loss)	(193)	41
Accumulated deficit	(360,468)	(308,865)

Total stockholders’ equity	44,387	91,693

Total liabilities and stockholders’ equity	$114,224	$180,503

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Product sales, net	$18,349	$3,142	$—
Product co-promotion	50,899	45,523	35,809
Collaborative research and development	1,250	—	1,250

Total revenue	70,498	48,665	37,059

Operating expenses:
Cost of sales	6,412	1,622	—
Research and development	44,637	53,391	42,537
Selling and marketing	54,568	45,543	25,265
General and administrative	14,540	13,986	15,880

Total operating expenses	120,157	114,542	83,682

Loss from operations	(49,659)	(65,877)	(46,623)

Other income/(expense):
Interest income	2,642	5,082	4,702
Interest expense	(4,586)	(2,919)	(165)
Loss on investments	—	(26)	(29)

Other income/(expense), net	(1,944)	2,137	4,508

Net loss	$(51,603)	$(63,740)	$(42,115)

Non-cash deemed dividend related to beneficial conversion feature of exchangeable preferred stock	—	(8,285)	—

Net loss attributable to common stockholders	$(51,603)	$(72,025)	$(42,115)

Basic and diluted net loss per common share	$(0.91)	$(1.61)	$(1.00)

Weighted average common shares used in computing basic and diluted net loss per common share	56,609	44,763	42,227

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(51,603)	$(63,740)	$(42,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,134	1,781	213
Depreciation of property and equipment	939	891	1,277
Loss on disposal of property and equipment	7	7	3
Loss on investments	—	26	29
Stock-based compensation expense	4,443	2,998	1,547
Allowance for doubtful accounts	(3)	10	—
Inventory reserve	105	125	—
Changes in operating assets and liabilities:
Trade receivables	(3,567)	(4,739)	(3,347)
Prepaid expenses and other receivables	345	(765)	(1,098)
Inventories	486	(1,405)	—
Other assets	(40)	—	10
Accounts payable	(3,675)	7,221	2,837
Accrued expenses and other liabilities	(671)	5,350	1,369
Deferred revenue	(371)	371	—

Net cash used in operating activities	(51,471)	(51,869)	(39,275)

Cash flows from investing activities:
Purchase of investments	(7,574)	(59,975)	(49,789)
Proceeds from sale of investments	30,694	74,501	55,149
Approval milestone payment	—	(19,000)	—
Restricted cash transfer	—	(100)	—
Purchase of property and equipment	(1,045)	(1,970)	(854)
Proceeds from sale of property and equipment	—	—	1

Net cash provided by/(used in) investing activities	22,075	(6,544)	4,507

Cash flows from financing activities:
Proceeds from long-term debt	—	40,000	20,000
Proceeds from short-term debt	—	—	781
Proceeds from issuance of exchangeable preferred stock, net	—	73,605	—
Issuance of common stock, net	88	266	75
Debt issuance cost	—	(100)	(100)
Payments on notes payable and capital lease obligations	(14,096)	(3,656)	(816)

Net cash provided by/(used in) financing activities	(14,008)	110,115	19,940

Increase/(decrease) in cash and cash equivalents	(43,404)	51,702	(14,828)
Cash and cash equivalents, beginning of year	101,892	50,190	65,018

Cash and cash equivalents, end of year	$58,488	$101,892	$50,190

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,257	$2,255	$215
Supplemental disclosure of non-cash financing information:
Conversion of exchangeable preferred stock to common stock	$—	$73,605	$—

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2005	42,211	$42	$321,984	$(327)	$(203,010)	$118,689
Issuance of common stock	27	—	75	—	—	75
Unrealized gain on investments	—	—	—	175	—	175
Stock-based compensation	—	—	1,547	—	—	1,547
Net loss	—	—	—	—	(42,115)	(42,115)

Balance at December 31, 2006	42,238	42	323,606	(152)	(245,125)	78,371
Issuance of common stock	244	1	265	—	—	266
Conversion of Series A Exchangeable Preferred Stock to common stock	14,019	14	73,591	—	—	73,605
Recording of beneficial conversion feature related to the exchange of Series A Exchangeable Preferred Stock	—	—	8,285	—	—	8,285
Accretion of beneficial conversion feature	—	—	(8,285)	—	—	(8,285)
Unrealized gain on investments	—	—	—	193	—	193
Stock-based compensation	—	—	2,998	—	—	2,998
Net loss	—	—	—	—	(63,740)	(63,740)

Balance at December 31, 2007	56,501	57	400,460	41	(308,865)	91,693
Issuance of common stock	171	—	88	—	—	88
Unrealized loss on investments	—	—	—	(234)	—	(234)
Stock-based compensation	—	—	4,443	—	—	4,443
Net loss	—	—	—	—	(51,603)	(51,603)

Balance at December 31, 2008	56,672	$57	$404,991	$(193)	$(360,468)	$44,387

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

Inspire has incurred losses and negative cash flows from operations since inception. Based on current operating plans, the Company expects it has sufficient liquidity to continue its planned operations through fiscal 2009 and into 2010; however, additional third party funding or milestones will be necessary for its operations to continue throughout 2010 and beyond. The Company’s liquidity needs will largely be determined by the commercial success of its products and key development and regulatory events. In order to continue its operations substantially beyond 2009 it will need to: (1) successfully increase revenues; (2) obtain additional product candidate approvals, which would trigger milestone payments to the Company; (3) out-license rights to certain of its product candidates, pursuant to which the Company would receive income; (4) raise additional capital through equity or debt financings or from other sources; (5) reduce spending on one or more research and development programs; and/or (6) restructure operations. The Company currently receives revenue from sales of AzaSite (azithromycin ophthalmic solution) 1%, its co-promotion of Elestat (epinastine HCl ophthalmic solution) 0.05% and royalties on Restasis (cyclosporine ophthalmic emulsion) 0.05%. The Company will continue to incur operating losses until revenues reach a level sufficient to support ongoing operations.

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

Trade Receivables

The Company’s trade receivables consist of co-promotion revenue from sales of Restasis and Elestat earned from Allergan, Inc. (“Allergan”) and product revenue from sales of AzaSite. The Company is required to estimate the amount of trade receivables which ultimately will be uncollectible. The Company calculates an estimate of uncollectible accounts based on a review of specific customer balances, as well as a consideration of other industry and economic environment factors.

Investments

The Company invests in high-credit quality investments in accordance with its investment policy which minimizes the possibility of loss. Per its policy, the Company is able to invest in marketable debt securities that may consist of United States government and government agency obligations, money market and mutual fund

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. The Company’s investment policy requires it to purchase high-quality marketable securities with a maximum individual maturity of three years and requires an average portfolio maturity of no more than one year. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Generally, investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. Investments in marketable debt securities are classified as available-for-sale and are carried at fair value with unrealized gains and losses recognized in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method and transactions are recorded on a settlement date basis. Marketable and non-marketable equity investments are evaluated periodically for impairment. If it is determined that a decline of any investment is other than temporary, then the investment would be written down to fair value and the write-down would be included in the Company’s operating results.

The Company has an equity investment in Parion Sciences, Inc., a non-public entity for which its fair value is not readily determinable. For this investment in which the Company does not have significant influence and owns less than 5%, the investment is carried at cost and is subject to a write-down for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2008 and 2007, this investment’s recorded value was $200.

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

Restricted Deposits

Restricted deposits consist of cash and cash equivalents which collateralize letters of credit that are required under the terms of certain agreements to which the Company is involved. Restricted deposits are classified as current or long-term based upon the expected release date of such restriction. The carrying amount of these restricted deposits approximates fair value. The Company had $615 of restricted deposits recorded as long-term investments as of December 31, 2008 and 2007.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone to InSite Vision Incorporated (“Insite Vision”). The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of December 31, 2008 and 2007, the Company had $2,657 and $1,063, respectively, in accumulated amortization related to this milestone.

The carrying value of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of intangible assets based on an analysis of undiscounted cash flows over the remaining amortization period. If the review indicates that carrying values may not be recoverable, the Company will reduce the carrying values to the estimated fair value. The Company had no impairments of its intangible assets for the years ended December 31, 2008, 2007 and 2006.

Other Assets

In December 2006, the Company entered into a loan and security agreement and received an initial loan advance of $20,000. In 2007, the Company amended the loan and security agreement and received additional loan advances totaling $40,000. Expenses associated with entering into the loan agreements, including commitment fees, totaled $1,400 and have been classified as deferred financing costs. At December 31, 2008 and 2007, the Company had $515 and $1,055, respectively, in deferred financing costs that are being amortized to interest expense over the term of each of the loans, which mature in March 2011, using the effective interest rate method.

Revenue Recognition

The Company records all of its revenue from: (1) sales of AzaSite; (2) product co-promotion activities; and (3) collaborative research agreements in accordance with Security and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” (“SAB No. 104”). SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Product Revenues

The Company recognizes revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, the Company sells AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial health care organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of December 31, 2008 and 2007, the Company had net reserves of approximately $1,302 and $235, respectively, for sales incentives.

In addition to SAB No. 104, the Company’s ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”), as issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if: (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in the Company’s return goods policy. The Company’s return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, the Company estimates the level of sales that will ultimately be returned pursuant to its return policy and records a related reserve at the time of sale. These amounts are deducted from the Company’s gross sales of AzaSite in determining its net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and the Company’s own historical experience with AzaSite. The Company also considers other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of December 31, 2008 and 2007, the Company had net reserves of approximately $701 and $95, respectively, for potential returns of AzaSite.

Immediately preceding the launch of AzaSite, the Company offered wholesalers stocking incentives that allowed for extended payment terms, product discounts, and guaranteed sale provisions (collectively, “special terms”). These special terms were only offered during a specified time period of approximately one month prior to the August 13, 2007 launch of AzaSite. Any sales of AzaSite made under these special term provisions were accounted for using a consignment model since substantially all the risks and rewards of ownership did not transfer upon shipment. Under the consignment model, the Company did not recognize revenue upon shipment of AzaSite purchased with the special terms, but recorded deferred revenue at gross invoice sales price, less all appropriate discounts and rebates, and accounted for AzaSite inventory held by the wholesalers as consignment inventory. The Company recognized the revenue from these sales with special terms at the earlier of when the inventory of AzaSite held by the wholesalers was sold through to the wholesalers’ customers or when such inventory of AzaSite was no longer subject to these special terms. At December 31, 2007, the Company had net deferred revenue of $371 related to sales of AzaSite considered consignment, which was fully recognized in the three months ended March 31, 2008. All sales subsequent to this specified “launch” time period include return rights and pricing terms that are customary in the industry.

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

Product Co-promotion Revenues

The Company recognizes co-promotion revenue based on net sales for Restasis and Elestat, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. Through the year ended December 31, 2008, the Company actively promoted both Restasis and Elestat through its commercial organization. As of January 1, 2009, the Company is no longer responsible for the co-promotion of Restasis, but the Company continues to receive royalties on Allergan’s sales of Restasis. The Company’s co-promotion revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s net sales for both Restasis and Elestat, reported to Inspire by Allergan, as co-promotion revenue. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. The Company achieved its annual 2008 net sales target level during the three-month period ended September 30, 2008. Calendar year 2009 is the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement.

Collaborative Research and Development Revenues

The Company recognizes revenue under its collaborative research and development agreements when it has performed services under such agreements or when the Company or its collaborative partner have met a contractual milestone triggering a payment to the Company. The Company recognizes revenue from its research and development service agreements ratably over the estimated service period as related research and

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by the Company’s management and the progress towards agreed upon development events as set forth in the collaborative agreements. These estimates are subject to revision as the Company’s development efforts progress and it gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by its collaborative partners or the Company. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of the Company’s collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, the Company’s revenue recognized under its collaborative research and development agreements may fluctuate significantly from period to period. The Company recognized $1,250 of collaborative research and development revenue in each of the years ended December 31, 2008 and 2006. No collaborative research and development revenue was recognized for the year ended December 31, 2007.

Research and Development

Research and development expenses include all direct costs and indirect development costs related to the development of the Company’s portfolio of product candidates. These expenses include: salaries for research and development personnel, consulting fees, clinical trial costs, including the development and manufacture of drug product for clinical trials, sponsored research costs, clinical trial insurance, up-front license fees, milestone and royalty payments relating to research and development, and other fees and costs related to the development of product candidates. These costs have been charged to operating expense as incurred. License milestone payments to the Company’s licensors are recognized as expense when the underlying requirement is met or service has been provided.

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 2007, the Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance against all potential tax assets due to uncertainties in the Company’s ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with SFAS No. 123(R), “Share-Based Payment,” which requires that share-based payments be measured at fair value and recognized as compensation expense over the service period in which the awards are expected to vest. The Company utilizes the Black-Scholes option-pricing model to value its share-based awards and recognizes compensation expense on a straight-line basis over the vesting periods of the awards, which is generally three to five years. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Expected volatility is determined based on the Company’s own historical volatility. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the awards. Actual results, and future changes in estimates, may differ substantially from current estimates.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”) regarding the use of the “simplified” method, as prescribed in Staff Accounting Bulletin No. 107 (“SAB No. 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). Under SAB No. 107, the use of the simplified method was limited only through December 31, 2007. Per SAB No. 110, the staff indicated that it would continue to accept, under certain circumstances, if a company concludes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term, the use of the simplified method beyond December 31, 2007. The Company has utilized the simplified method to estimate expected term for share-based payment awards issued in the years ended December 31, 2008, 2007, and 2006. See Note 10 to the Financial Statements for a further discussion on stock-based compensation.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 does not include 183, 457 and 482, respectively, of potential common shares, as their impact would be antidilutive.

Comprehensive Loss

Accumulated other comprehensive income/(loss) is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. At December 31, 2008 and 2006, the Company had $193 and $152 of unrealized losses on its investments, respectively. At December 31, 2007, the Company had $41 of unrealized gains on its investments.

Comprehensive loss consists of the following components for the years ended December 31,:

	2008	2007	2006
Net loss	$(51,603)	$(63,740)	$(42,115)
Adjustment for realized losses in net loss	—	26	29
Change in unrealized gain/(losses) on investments	(234)	167	146

Total comprehensive loss	$(51,837)	$(63,547)	$(41,940)

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Advertising

The Company engages in general and direct-response advertising when promoting and marketing AzaSite and Elestat. These advertising costs are expensed as the costs are incurred. Advertising and product promotion expenses were $12,314, $11,541 and $4,433 for the years ended December 31, 2008, 2007 and 2006, respectively.

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 85% of all AzaSite product sales in each of the years ended December 31, 2008 and 2007. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Restasis and Elestat under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

Risk from Generic Competition

The Company’s revenues are subject to risk due to generic product entrants. The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, the Company will no longer have rights to co-promote Elestat. The Company will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. The Company has been notified that Boehringer Ingelheim and Allergan received notices from four companies, advising that each company filed an ANDA for a generic version of Elestat. Restasis is protected under a use patent that expires in August 2009 and a formulation patent that expires in May 2014. While a formulation patent may afford certain limited protection, following the expiration of the use patent, a competitor may attempt to gain FDA approval for a cyclosporine product using a different formulation some time after August 2009. Furthermore, following the expiration of the formulation patent in 2014, a generic form of Restasis could be introduced into the market. If and when Restasis experiences competition from a cyclosporine product, including a generic cyclosporine product, the Company’s revenues attributable to Restasis may be significantly impacted.

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the balance sheet. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. Management of the Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company currently maintains a portfolio of investments with an average maturity of 12 months or less as of December 31, 2008. The Company has no foreign cash or investments and maintains all of its cash deposits in financial institutions in the United States.

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

Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP SFAS 157-3”) which clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” (“SFAS No. 157”), in a market that is not active. FSP SFAS 157-3 was effective immediately and there was no impact on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises previous business combination accounting requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which would impact the Company for any business combinations completed after January 1, 2009. The effect of SFAS No. 141(R) on the Company’s consolidated financial position, results of operations or cash flows will depend on the potential future business combinations entered into by the Company that will be subject to SFAS No. 141(R).

In November 2007, the EITF of the FASB reached consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF Issue No. 07-1”). EITF Issue No. 07-1 addresses the issue of how costs incurred and revenue generated on sales to third parties should be reported by participants in a collaborative arrangement in each of their respective income statements. EITF Issue No. 07-1 also provides guidance on how an entity should characterize payments made between participants in a collaborative arrangement in the income statement and what participants should disclose in the notes to the financial statements about collaborative arrangements. EITF Issue No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of EITF Issue No. 07-1 to have a material impact to its financial statements.

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

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

3. Investments

A summary of the fair market value of investments by classification is as follows:

	December 31,
	2008	2007
Available-for-sale securities	$13,663	$37,017
Restricted deposits	615	615
Preferred stock	200	200

	$14,478	$37,832

The following is a summary of the Company’s marketable debt securities which are classified as available-for-sale:

	December 31, 2008
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$8,858	$5	$(200)	$8,663
U.S. Government and agencies	4,998	2	—	5,000

Total	$13,856	$7	$(200)	$13,663

	December 31, 2007
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$36,982	$63	$(28)	$37,017

Total	$36,982	$63	$(28)	$37,017

Maturities of marketable debt securities at fair market value are as follows:

	December 31,
	2008	2007
Less than one year	$13,663	$28,129
Greater than one year	—	8,888

	$13,663	$37,017

The following table shows the gross unrealized losses and fair value of the Company’s marketable debt securities with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position:

	December 31, 2008
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$6,140	$(200)	$—	$—	$6,140	$(200)

Total	$6,140	$(200)	$—	$—	$6,140	$(200)

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

	December 31, 2007
	Less than 12 months		12 months or greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,999	$(1)	$5,281	$(27)	$7,279	$(28)

Total	$1,999	$(1)	$5,281	$(27)	$7,279	$(28)

The unrealized losses on the Company’s investments in corporate bonds as of December 31, 2008 were primarily due to changes in credit ratings. The unrealized losses on the Company’s investments in corporate bonds as of December 31, 2007 were primarily due to an increase in interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold its investments until a recovery of fair value, which may be at maturity, the Company does not consider its investments to be other-than-temporarily impaired at December 31, 2008. Gross realized losses, including impairments, on the Company’s available-for-sale securities were $0, $26 and $29 for the years ended December 31, 2008, 2007 and 2006, respectively.

4. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. In November 2007, the FASB elected to defer for one year the implementation of SFAS No. 157 for certain non-financial assets and liabilities.

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

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements. In accordance with the provisions of FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact that SFAS No. 157 will have on its non-financial assets and liabilities, but does not expect a material impact on the fair value measure of its non-financial assets and liabilities.

The Company has not elected the fair value option as permitted under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” for financial assets and liabilities existing at January 1, 2008 that were not already measured at fair value or

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

newly transacted in the year ended December 31, 2008. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by SFAS No. 159.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total Balance as of December 31, 2008
Cash equivalents	$51,066	$1,996	$53,062
Investments:
Available-for-sale securities	5,000	8,663	13,663

Total	$56,066	$10,659	$66,725

Level 1 fair value measurements are based on quoted market prices in active markets and include U.S. government and agency securities. Level 1 cash equivalents consist of investments concentrated in a money market fund which is primarily invested in U.S. Treasury securities. Level 1 available-for-sale securities consist of a U.S. Treasury security.

Level 2 fair value measurements are based on quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly. Level 2 cash equivalents and available-for-sale securities consist of investments in corporate bonds and commercial paper.

The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. The Company’s investment policy dictates that investments in money market instruments are limited to those that have a rating of at least A-1 and P-1 according to Standard & Poor’s and Moody’s Investor Services, respectively. Likewise, for investments made in corporate obligations the Company’s investment policy requires ratings of at least A and A-2 according to Standard & Poor’s and Moody’s Investor Services. The Company does not consider its investments to be other-than-temporarily impaired at December 31, 2008.

5. Inventories

The Company’s inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	December 31, 2008	December 31, 2007
Finished Goods	$47	$669
Work-in-Process	160	189
Raw Materials	492	533
Consignment Inventory at Wholesalers	—	14

Total Inventories	$699	$1,405
Less Valuation Reserve	(10)	(125)

Total Inventories, net	$689	$1,280

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

During the years ended December 31, 2008 and 2007, the Company recorded valuation reserves of $105 and $125, respectively, for potential overstocking and short-dated product. During the year ended December 31, 2008, the Company wrote-off approximately $220 of short-dated product from finished goods which resulted in a remaining inventory valuation reserve of approximately $10.

6. Property and Equipment

Property and equipment consist of the following:

	Useful Life (Years)	December 31,
		2008	2007
Equipment	5	$6,228	$5,588
Leasehold improvements	Lesser of lease term or 5 years	2,225	2,102
Software	5	1,134	1,010
Furniture and fixtures	7	983	896
Computer hardware	3	979	1,131

		11,549	10,727
Less accumulated depreciation		(8,624)	(7,901)

Property and equipment, net		$2,925	$2,826

The Company leases certain assets under capital lease agreements. The net book value of assets under capital leases at December 31, 2008 and 2007 was approximately $0 and $98, respectively. Accumulated amortization for assets under capital leases at December 31, 2008 and 2007 was $233 and $2,044, respectively.

7. Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2008	2007
Compensation and benefits	$6,060	$6,009
Development costs	3,226	3,867
Allowances for discounts, rebates, chargebacks and returns	2,004	330
Selling and marketing costs	479	1,461
Professional fees	351	436
Accrued interest	293	359
Duties and taxes	168	256
Other	561	1,077

	$13,142	$13,795

The carrying value of accrued expenses approximates fair value due to their short-term settlement.

8. Debt

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

The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011. Interest accrues on the unpaid principal amount of each loan advance at a per annum rate equal to the five-year U.S. Treasury note yield plus a predetermined percentage at the time each advance is made. Repayment of each advance is made according to a schedule of six monthly installments of interest-only followed by equal monthly installments of principal and interest until the maturity date. During the term of the loan and security agreement, the Company is required to maintain minimum liquidity levels at a ratio of 1:1.35 based on the balance of the outstanding advances of the first $40,000 under the original term loan facility. There is no minimum liquidity requirement on the $20,000 borrowed under the supplemental term loan facility. In addition to other financial and non-financial covenants within the agreement, the agreement contains a subjective acceleration clause such that repayment could be accelerated upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. In addition, under the terms of the agreement, the Company may not enter into certain transactions such as a merger, acquisition, additional indebtedness or dispose of certain assets of the business as defined in the agreement without written approval of the lenders. The Company has the right to prepay the principal of any advance in minimum incremental amounts of $1,000. Any prepayment of borrowings made under the original term loan facility are not subject to a penalty; however, any prepayments of borrowings made under the new supplemental term loan facility are subject to a 2% penalty, if prepaid within the first two years. All repayments of principal by the Company are subject to a final payment equal to 2% of the principal amount being repaid. Amounts cannot be re-borrowed by the Company once repaid. At December 31, 2008, the Company was in compliance with all of the covenants under the loan and security agreement and projects that it will be throughout 2009. If significant additional liquidity is not generated through various funding alternatives as described in Note 1, the Company may not be in compliance with the covenants in the future.

As of December 31, 2008, the Company had net borrowings of $43,600 under the loan and security agreement that bears interest at a weighted average rate of 7.8%. The fair value of the Company’s long-term debt as of December 31, 2008 is $41,221. The fair value is estimated by discounting the projected cash flows using the current rates available to the Company as of the balance sheet date for debt of similar terms and maturities. Scheduled maturities, representing principal repayments, of the term loan facility are as follows:

Term-Loan Maturities
2009	$18,425
2010	19,940
2011	5,235

Total	$43,600

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

The holders of the Company’s common stock are entitled to receive dividends from time to time as may be declared by the Board of Directors, but a common stock dividend has never been declared, nor is a dividend payment expected in the near-term. The holders of shares of common stock are entitled to one vote for each share held with respect to all matters voted on by the stockholders of the Company.

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

10. Stock-Based Compensation

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the Amended and Restated 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, officers, employees and consultants. The 1995 Stock Plan allows for the granting of non-qualified stock options and restricted stock to directors, officers, employees and consultants. The 2005 Plan allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At December 31, 2008, there were 312 and 2,552 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

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

Also in July 2006, the Compensation Committee authorized the issuance of restricted stock units to each of the Company’s executive officers. The restricted stock units vest 20% annually over five years from the date of grant or earlier upon the event of a change in control. Any restricted stock units that have not vested at the time of termination of service to the Company are forfeited. The restricted stock units do not have voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding until conversion. The total number of restricted stock units granted was 195 and these units will convert into an equivalent number of shares of common stock upon termination of employment with the Company.

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

For options issued under the 1995 Plan prior to fiscal 2007, the Company utilized the historical data available regarding employee and director exercise activity to calculate an expected life of the options. Beginning in fiscal 2007, the Company began granting options with shorter options terms and utilized a simplified method of calculating the expected life of options for grants made to its employees under the 2005 Plan in accordance with the guidance set forth in SAB No. 107 and SAB No. 110, as applicable, due to the lack of adequate historical data with regard to exercise activity on options with these shorter terms. For options granted to directors under the 2005 Plan or the 1995 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 1995 Plan and the 2005 Plan until such time that adequate historical data is available. The Company estimates the forfeiture rate based on its historical experience. These estimates will be revised in future periods if actual forfeitures differ from the estimate. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

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

	Stock Options for Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.43%	4.43%	4.61%
Dividend yield	0%	0%	0%
Expected volatility	65%	67%	80%
Expected life of options (years)	3.9	3.9	4.4

Weighted average fair value of grants (per option)	$2.01	$3.22	$3.17

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,557	$11.38	6.7	$2,628
Granted	1,481	5.05
Exercised	(28)	(2.69)
Forfeited/cancelled/expired	(404)	(12.95)

Outstanding at December 31, 2006	6,606	$9.90	5.7	$5,534
Granted	2,284	6.10
Exercised	(244)	(1.33)
Forfeited/cancelled/expired	(378)	(11.81)

Outstanding at December 31, 2007	8,268	$9.01	4.9	$3,721
Granted	1,999	4.01
Exercised	(171)	(0.52)
Forfeited/cancelled/expired	(565)	(8.27)

Outstanding at December 31, 2008	9,531	$8.16	4.2	$253

Vested and exercisable at December 31, 2008	6,270	$9.91	3.9	$194

Total intrinsic value of stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $534, $1,211 and $54, respectively. Cash received from stock option exercises for the year ended December 31, 2008 was $88. Due to the Company’s net loss position, no windfall tax benefits have been realized during the year ended December 31, 2008. As of December 31, 2008, approximately $7,385 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.1 years.

The value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the 195 restricted stock units had a total fair value of $811. Additionally, approximately $350 of unrecognized share-based compensation expense related to unvested restricted stock units is expected to be recognized over the next 2.6 years.

Additional information pertaining to the Company’s restricted stock units is provided in the table below:

	Year Ended December 31,
	2008	2007	2006
Outstanding restricted stock units	183	195	195
Vested restricted stock units	78	39	—
Fair value of vested restricted stock units	$324	$162	$—

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following table summarizes information concerning options outstanding at December 31, 2008:

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Options Exercisable
Exercise Price range (per share):
$ 0.84 - $ 3.98	1,784	$3.64	4.5	471
$ 4.39 - $ 5.25	1,826	4.88	4.3	962
$ 5.27 - $ 6.35	1,806	5.96	4.2	896
$ 6.48 - $ 9.42	1,603	8.33	3.6	1,429
$ 9.435 - $ 16.11	1,661	13.40	3.8	1,661
$ 16.76 - $ 20.30	851	18.80	4.8	851

	9,531	$8.16	4.2	6,270

Stock-Based Compensation

For the years ended December 31, 2008, 2007 and 2006, the Company recognized total compensation expense of $4,443, $2,998 and $1,547, respectively.

Total stock-based compensation was allocated as follows:

	Year Ended December 31,
	2008	2007	2006
Research and development	$1,319	$822	$576
Selling and marketing	1,402	882	293
General and administrative	1,722	1,294	678

Total stock-based compensation expense	$4,443	$2,998	$1,547

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

11. Income Taxes

The Company had no federal, state or foreign income tax expense for the years ended December 31, 2008, 2007 and 2006.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007
Current deferred tax assets:
Compensation related items	$289	$302
Accrued expenses and other	427	288

Noncurrent deferred tax assets:
Accrued expenses and other	820	738
Domestic net operating loss carryforwards	116,945	95,720
Research and development credits	29,000	22,605
Property, equipment and intangible assets	6,693	10,177
Stock-based compensation	3,509	2,597
Contributions	434	369
Investments	413	413

Total deferred tax assets	158,530	133,209
Valuation allowance	(158,530)	(133,209)

Deferred tax assets	$—	$—

At December 31, 2008 and 2007, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The valuation allowance has increased $25,321, $23,201 and $19,177 for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in the valuation allowance of $25,321 during the year ended December 31, 2008 resulted primarily from the generation of additional net operating loss carryforwards and research and development credits, partially offset by a reduction in deferred tax assets related to 2008 and prior years of $1,737 that are unlikely to be realized.

As of December 31, 2008, the Company had federal and state net operating loss carryforwards of $292,576 and $324,274, respectively. The net operating loss carryforwards expire in various amounts starting in 2009 and 2010 for federal and state tax purposes, respectively. The net operating loss carryforwards set to expire in 2009 and 2010 are not expected to be significant. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though its net operating loss carryforwards exceed its taxable income. Additionally, as of December 31, 2008 and 2007, the Company had federal research and development and orphan drug credit carryforwards of $29,000 and $22,605, respectively. The research and development carryforwards and orphan drug carryforwards begin to expire in varying amounts starting in 2011 and 2013, respectively.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. At the adoption date of January 1, 2007, the Company had $110,008 of deferred tax assets, all of which was subject to a full valuation allowance, effectively reducing the deferred tax benefits to $0, since realization of these benefits could not be reasonably assured. As a result of adopting FIN No. 48, the Company reduced its deferred tax assets by approximately $4,000 and reduced its full valuation allowance against the deferred tax assets by the same amount. Consequently, there was no impact to the Company’s accumulated deficit upon adoption of FIN No. 48. In conjunction with the adoption of FIN No. 48, the Company did not recognize any amount for the payment of interest or penalties at January 1, 2007. During 2008 and 2007, the Company did not record any expense to the income statement for interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance at January 1	$6,651	$4,000
Additions to current year tax positions	1,689	1,637
Additions to tax positions of prior years	48	1,014
Reductions to tax positions of prior years	—	—
Settlements	—	—

Balance at December 31	$8,388	$6,651

All of the Company’s unrecognized tax benefits of $8,388 as of December 31, 2008, would, if recognized, reduce the Company’s effective tax rate; however, currently all of the Company’s deferred tax assets are subject to a full valuation allowance. The Company has no current pending or open tax examinations or audits. The Company is subject to tax examinations by U.S. Federal and state and local authorities for tax years subsequent to 2003. However, the net operating loss carryforwards and various research and development credits dating back to 1993 are open to adjustment by the taxing authorities.

Taxes computed at the statutory federal income tax rate of 35% (34% prior to 2008) are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2008	2007	2006
U.S. Federal tax at statutory rate	$(20,685)	$(21,672)	$(14,319)
State taxes (net of Federal benefit)	(2,140)	(2,810)	(1,875)
Change in valuation reserve	25,321	23,201	19,177
Research and development credit	(6,395)	(1,928)	(5,056)
NOL expiration	(22)	—	—
Reversal of the benefit booked in prior years	29	—	—
Nondeductible expenses due to credits	(3)	301	(13)
Other nondeductible expenses	3,895	2,908	2,086

Provision for income taxes	$—	$—	$—

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

12. Collaboration Agreements

Allergan, Inc.

In December 2003, the Company entered into an agreement with Allergan to co-promote Elestat in the United States. Under the agreement, Inspire has the responsibility for promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. Inspire receives co-promotion revenue from Allergan on its U.S. net sales of Elestat. Inspire works with Allergan collaboratively on overall product strategy and management in the United States. Allergan records sales of Elestat and is responsible for supply chain management, managed health care, customer order processing and regulatory compliance, as well as any international marketing and selling activities. Allergan also retains the rights relating to promotion of Elestat to U.S. prescribers other than ophthalmologists, optometrists and allergists.

The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, Inspire will no longer have rights to co-promote Elestat. Inspire will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the initial 12-month period immediately following the termination of the agreement, Allergan will be obligated to pay to Inspire 20% of any net sales of Elestat in the United States. Allergan will be obligated to pay Inspire 15% of any net sales in the United States in the second 12-month period following termination and 10% of any net sales in the United States in the third, and final, 12-month period following termination of the agreement.

The Company has been notified that Boehringer Ingelheim and Allergan received notices from four companies, advising that each company filed an Abbreviated New Drug Application (“ANDA”) for a generic version of Elestat. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). The Company has been further notified by Allergan that Boehringer Ingelheim has decided not to file infringement lawsuits against the ANDA filers.

Either Allergan or Inspire may terminate the agreement in the event of a material breach of the agreement by the other or in the event of the other’s insolvency. Allergan can terminate the agreement if Inspire fails to meet a defined minimum of net sales in any given year, or upon a change of control where Inspire becomes an affiliate of a direct competitor of Allergan as that term is defined in the agreement. Inspire can terminate the agreement in the event that Elestat is withdrawn from the market for more than 90 days.

In June 2001, the Company entered into a joint license, development and marketing agreement with Allergan to develop and commercialize the Company’s product candidate, Prolacria. The agreement also provided the Company with co-promotion revenue on net sales of Allergan’s Restasis. Under the terms of the agreement, Allergan obtained an exclusive license to develop and commercialize Prolacria worldwide, with the exception of Japan and nine other Asian countries covered by Inspire’s agreement with Santen Pharmaceutical Co., Ltd. (“Santen”). In return, Inspire received an up-front payment of $5,000 in 2001 on execution of the agreement and has received additional payments of $6,000 associated with the achievement of certain milestones. Inspire is entitled to receive up to an additional $28,000 in milestone payments assuming the successful completion of all the remaining milestones.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The Company is responsible for conducting, in collaboration with Allergan, the Phase 3 clinical trials needed to file a U.S. New Drug Application for Prolacria. Allergan is responsible for all other development activities under the agreement, including all development and regulatory activities needed for potential approval outside the United States and in its territories, and for ex-U.S. regulatory submissions, filings, and approvals relating to products. Allergan is responsible for all commercial costs except for the cost of Inspire’s sales force in the United States. Allergan is required to use commercially reasonable efforts to conduct these development activities, seek ex-U.S. regulatory approvals and market and sell Prolacria.

The Company is also entitled to receive co-promotion revenue from Allergan on net sales of Restasis and Prolacria, if any, worldwide, excluding most larger Asian markets. The Company began receiving co-promotion revenue from net sales of Restasis in April 2004. This agreement was amended in December 2003, in connection with the execution of the co-promotion agreement for Elestat to reduce the co-promotion revenue rates that the Company receives on net sales of Restasis. In December 2008, the Company amended its agreement with Allergan a second time such that the Company ceased co-promoting Restasis as of December 31, 2008. Notwithstanding the fact that the Company is no longer co-promoting Restasis, Allergan remains obligated to pay the Company royalties in relation to sales of Restasis at the rates in effect prior to the December 2008 amendment.

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

Cystic Fibrosis Foundation Therapeutics, Inc.

In October 2002, the Company entered into a study funding agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), whereby the majority of the expenses for one Phase 2 clinical trial for denufosol for the treatment of cystic fibrosis were funded by the CFFT, but the Company also recorded the corresponding expenses and liabilities as the CFFT incurred these costs. This clinical trial was completed in 2004. If the Company receives FDA approval for denufosol for the treatment of cystic fibrosis, the Company will be obligated to pay a development milestone, and possibly a sales milestone, to the CFFT. The aggregate potential milestones under this agreement are approximately $16,000. The Company has recorded $1,915 of contingent liabilities in “Other long-term liabilities” associated with this agreement as of December 31, 2008 and 2007. If it does not receive FDA approval, the Company will have no financial obligation to the CFFT, including the Phase 2 clinical trial costs the CFFT funded on the Company’s behalf.

InSite Vision Incorporated.

In February 2007, the Company entered into a license agreement with InSite Vision pursuant to which Inspire acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin as the sole active ingredient for use in the treatment of human ocular or ophthalmic indications. The license agreement also grants Inspire exclusive rights to develop, make, use, market, commercialize and sell each product in the United States and Canada. Inspire is currently responsible for all regulatory obligations and strategies relating to the further development and commercialization of a product in the United States and will be responsible for such activities if the product receives regulatory approval in Canada.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Pursuant to the license agreement, the Company paid an upfront licensing fee of $13,000. The Company paid an additional $19,000 milestone payment upon regulatory approval of AzaSite by the FDA. Additionally, the Company is obligated to pay a royalty on net sales of AzaSite for ocular infections in the United States and Canada. The royalty rate is 20% on net sales of AzaSite for the first two years of commercialization and 25% thereafter. The Company will begin paying a 25% royalty in July 2009. The Company is obligated to pay royalties under the agreement for the longer of (i) 11 years from the launch of the subject product and (ii) the period during which a valid claim under a patent licensed from InSite Vision covers a subject product. Under the terms of the agreement, the Company’s obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not the Company will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the first of which commenced on October 1, 2008. The Company launched AzaSite in August 2007, and began paying royalties to InSite Vision in the fourth quarter of 2007.

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

Under the terms of the agreement, Inspire has received a total of $1,500 in equity and $3,000 in milestone payments, including a $1,250 milestone payment received in May 2008 and a $1,250 milestone payment received in March 2006. Depending on whether all milestones under the agreement are achieved, the Company could receive additional milestone payments of up to $1,750. In addition, the Company is entitled to receive royalties on net sales of diquafosol tetrasodium by Santen, if any.

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

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Wisconsin Alumni Research Foundation

In November 2004, the Company licensed several patents for use in developing and commercializing new treatments for glaucoma from the Wisconsin Alumni Research Foundation (“WARF”). Under the terms of the agreement, Inspire paid an upfront licensing payment of $150 in 2004 upon execution of the agreement and a $50 milestone payment related to the filing of an Investigational New Drug Application for its glaucoma program in 2006. The Company is obligated for additional contingent payments of up to an aggregate of $1,750 upon the achievement of development milestones, and royalties on sales of any regulatory approved product utilizing the licensed patents.

Inspire will design and fund all future research, development, testing, regulatory filings and potential marketing activities related to any product candidate under development or product developed from the license. Unless terminated earlier, the agreement will expire on a country-by-country basis upon the expiration of the patents in such country. The U.S. government may have limited rights in some of this patented technology. WARF may terminate the license if Inspire fails to make timely payment of any monies due to WARF under the agreement or commit a material breach of any material covenant contained in the agreement, subject to the right to cure.

During the year ended December 31, 2008, the Company terminated its agreements with FAES Farma, S.A. related to bilastine, Boehringer Ingelheim International GmbH related to epinastine, and Ophthalmic Research Associates related to Prolacria. Subsequent to the termination of these agreements, the Company had no further financial commitments.

13. Commitments and Contingencies

Operating Leases

Total rent expense for operating leases during 2008, 2007 and 2006 was $2,098, $1,813 and $1,428, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows:

Year Ending December 31,	Operating Leases
2009	$983
2010	714
2011	78
2012	4

Total minimum lease payments	$1,779

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

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Capital Leases

The Company is obligated under master capital lease agreements for furniture, equipment and computers, for which the underlying furniture, equipment and computers serve as collateral. The lease terms under these master lease agreements expire 48 months from the date of inception and have interest rates ranging from 8.2% to 9.6%. The carrying value of the Company’s capital lease obligations at December 31, 2008 and 2007 approximate their fair value as the interest rates on these obligations approximate rates available in the financial market at such dates. The Company did not enter into any new capital leases during the years ended December 31, 2008, 2007 and 2006. The Company’s remaining capital lease obligation as of December 31, 2008 will be fully paid in the first quarter of 2009.

Other Commitments

The Company has entered into contractual commitments or purchase obligations with various clinical research organizations, promotion and advertising agencies, manufacturers of active pharmaceutical ingredients and drug product for clinical and commercial use as well as with others. These financial commitments, which include both cancelable and non-cancelable arrangements, totaled approximately $25,364 as of December 31, 2008. Since many of these commitment amounts are dependent upon variable components of the agreements, actual payments and the timing of those payments may differ from management’s estimates. In addition, the Company is obligated to pay royalties to InSite Vision as part of its license agreement for AzaSite. Under the terms of the agreement, the Company’s obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not the Company will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the first of which commenced on October 1, 2008. The minimum royalties escalate each year and in the aggregate total $65,000.

Contingencies

As of December 31, 2008, the Company’s existing license, collaboration and sponsored research agreements may require cash payments contingent upon the occurrence of certain future events. In the aggregate, these agreements may require payments of up to $13,750 assuming the achievement of all development milestones and up to an additional $4,000 assuming the achievement of all sales milestones. Amounts payable by the Company under these agreements are uncertain and are contingent on a number of factors, including the progress of its research, preclinical and development programs, its ability to obtain regulatory approvals, the commercial success of its approved products and future annual product sales levels. The Company is also obligated to pay royalties on net sales, if any, of certain product candidates currently in its portfolio. Some of the Company’s license agreements require minimum annual license preservation fees.

Litigation

A Consolidated Class Action Complaint (the “CAC”), was filed on March 27, 2006 that asserted claims against the Company and certain of its present or former senior officers or directors alleging violations of Section 16(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended. On June 30, 2006, the Company and the other defendants moved that the court dismiss the CAC on the grounds that it failed to state a claim upon which relief could be granted and did not satisfy the pleading requirements under applicable law. On July 26, 2007, the United States District Court for the Middle District of North Carolina granted the Company’s and the other defendants’ motion and dismissed the CAC with prejudice. On August 24, 2007, the plaintiffs filed an appeal to the United States Court of Appeals for the Fourth Circuit. On December 12, 2008, the Fourth Circuit issued an opinion affirming the judgment of the District Court.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

SEC Investigation

On September 30, 2008, the SEC approved a non-monetary settlement of the previously announced investigation by the SEC staff relating to the Company’s disclosures regarding a Phase 3 clinical trial of the Company’s dry eye product candidate, Prolacria. The SEC also approved settlements with Christy L. Shaffer, the Company’s President and Chief Executive Officer and Mary B. Bennett, who previously served as the Company’s Executive Vice President, Operations and Communications.

Under the settlements, the Company, Dr. Shaffer, and Ms. Bennett each consented to a Securities and Exchange Commission Order Instituting Cease and Desist Proceedings, Making Findings, and Imposing a Cease and Desist Order Pursuant to Section 21C of the Securities Exchange Act of 1934 dated September 30, 2008 (the “Order”). In particular, the Company, Dr. Shaffer, and Ms. Bennett consented to a cease and desist order against future violations of Section 13(a) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder. The Company, Dr. Shaffer, and Ms. Bennett did not admit or deny any findings in the Order. The Order does not include any monetary payments or other sanctions. The Order does not affect the current or future employment, or director or officer status, of either Dr. Shaffer or Ms. Bennett.

14. Employee Benefit Plan

The Company adopted a 401(k) Profit Sharing Plan (“the 401(k) Plan”) covering all qualified employees on August 1, 1995. Participants may elect a salary reduction of 1% or more up to the IRS allowed maximum as a tax-deferred contribution to the 401(k) Plan. The 401(k) Plan permits discretionary employer contributions. If employer discretionary contributions are implemented, participants will begin vesting 100% immediately in such contributions. In 2008, 2007 and 2006, the Company elected a safe harbor contribution at 3.0% of annual compensation. These safe harbor contributions totaled $938, $752 and $601 for the years ended December 31, 2008, 2007 and 2006, respectively.

15. Revenue by Product Line

The Company operates its business as one operating segment. The Company derives all of its product revenue for AzaSite and all its co-promotion revenue for Elestat from product sales in the United States. Approximately 98% of co-promotion revenue for Restasis in fiscal years 2008, 2007 and 2006, was derived from product sales in the United States.

	Year ended December 31,
	2008	2007	2006
Product Sales:
AzaSite	$18,349	$3,142	$—
Co-Promotion Sales:
Restasis	32,761	24,442	15,525
Elestat	18,138	21,081	20,284

Total	$69,248	$48,665	$35,809

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

16. Quarterly Financial Data (unaudited)

	2008
	First	Second	Third	Fourth	Total
Revenue	$9,703	$21,984	$19,952	$18,859	$70,498
Cost of sales	1,007	1,643	1,624	2,138	6,412
Net loss	(25,913)	(6,362)	(9,619)	(9,709)	(51,603)
Net loss per common share—basic and diluted	$(0.46)	$(0.11)	$(0.17)	$(0.17)	$(0.91)

	2007
	First	Second	Third	Fourth	Total
Revenue	$7,204	$15,361	$12,213	$13,887	$48,665
Cost of sales	—	—	603	1,019	1,622
Net loss	(26,115)	(5,877)	(13,694)	(18,054)	(63,740)
Non-cash deemed dividend related to beneficial conversion feature of exchangeable preferred stock	—	—	—	(8,285)	(8,285)
Net loss attributable to common stockholders	(26,115)	(5,877)	(13,694)	(26,339)	(72,025)
Net loss per common share—basic and diluted	$(0.62)	$(0.14)	$(0.32)	$(0.51)	$(1.61)

17. Subsequent Events

In February 2009, the Company eliminated its early preclinical and molecule discovery activities and refocused its resources on the development of existing later-stage clinical programs and commercially available products. The Company will record a liability for the costs associated with the restructuring in the first quarter of 2009 and expects that all restructuring activities will be completed during the 2009 fiscal year.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.4	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

4.2	Rights Agreement, dated as of October 21, 2002, between the Company and Computershare Trust Company, which includes the form of Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. as Exhibit “A”, the form of Rights Certificate as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock as Exhibit “C” (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2002).

4.3	Registration Rights Agreement, dated July 20, 2007, by and between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.4	First Amendment to Rights Agreement, dated July 17, 2007, by and between Inspire Pharmaceuticals, Inc. and Computershare Trust Company (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.5	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

4.6	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1†	Inspire Pharmaceuticals, Inc. Amended and Restated 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.2†	Form of Incentive Stock Option (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.3†	Form of Non-statutory Stock Option (Incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.4*	Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998 (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

Exhibit Number	Description
10.5†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Donald Kellerman dated February 3, 2000 (Incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.6†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000 (Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.7†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000 (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.8†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001).

10.9*	License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2001).

10.10*	Study Funding Agreement, dated as of October 3, 2002, between Inspire Pharmaceuticals, Inc. and The Cystic Fibrosis Foundation Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2002).

10.11†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.12†	Form of Inspire Pharmaceuticals, Inc. Director Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.13*	First Amendment to License, Development and Marketing Agreement, dated December 8, 2003, between Inspire Pharmaceuticals, Inc. and Allergan, Inc. and Allergan Sales, LLC and Allergan Pharmaceuticals Holdings (Ireland) Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

10.14*	Elestat (Epinastine) Co-Promotion Agreement, entered into as of December 8, 2003, by and between Allergan Sales, LLC and Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2004).

10.15†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II, dated May 16, 2003 (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.16	Master Lease Agreement between GE Capital Fleet Services and Inspire Pharmaceuticals, Inc., dated as of November 18, 2003, and related documentation (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.17	Master Security Agreement between General Electric Capital Corporation and Inspire Pharmaceuticals, Inc., dated as of November 12, 2003, and related documentation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.18†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between the Company and R. Kim Brazzell, dated August 5, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004).

Exhibit Number	Description
10.19†	Amended and Restated Director Compensation Policy (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.20*	Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and the Wisconsin Alumni Research Foundation, effective November 2, 2004 (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.21†	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.22†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.23†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Donald J. Kellerman (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.24†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Joseph K. Schachle (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.25†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.26†	Agreement regarding change in control, dated as of March 29, 2004, by and between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.27†	Agreement regarding change in control, dated as of August 2, 2004, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 31, 2005).

10.28†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.29†	Inspire Pharmaceuticals, Inc. 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.33†	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.31†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.32†	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.33†	Form of Stock Appreciation Right Grant Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.34†	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.35†	Agreement regarding change in control, dated as of March 2, 2006, by and between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006).

Exhibit Number	Description
10.36*	Development and License Agreement between Inspire Pharmaceuticals, Inc. and Boehringer Ingelheim International GmbH, effective February 17, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006).

10.37†	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.38	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center I building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

10.39	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center II building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

10.40†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi, dated May 10, 2005 (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 16, 2007).

10.41*	License Agreement by and between Inspire Pharmaceuticals, Inc. and FAES Farma, S.A, dated as of October 31, 2006 (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on March 16, 2007).

10.42	Loan and Security Agreement, dated as of December 22, 2006, among Inspire Pharmaceuticals, Inc., Merrill Lynch Capital and Silicon Valley Bank (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on March 16, 2007).

10.43*	License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.44*	Supply Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.45	Trademark License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.46	Side Letter by and between Inspire Pharmaceuticals, Inc., InSite Vision Incorporated and Pfizer Inc., dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.47†	Amended and Restated Directors Compensation Policy (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.48†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.49†	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.50†	Executive Officer Annual Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007).

Exhibit Number	Description
10.51	Securities Purchase Agreement, dated July 17, 2007, by and between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.52	Standstill Agreement, dated July 20, 2007, among Inspire Pharmaceuticals, Inc., Warburg Pincus Private Equity IX, L.P., Warburg Pincus IX, LLC, Warburg Pincus Partners, LLC and Warburg Pincus & Co. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.53*	Letter Amendment to License Agreement by and between Inspire Pharmaceuticals, Inc. and FAES Farma, S.A., dated as of June 19, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.54	First Amendment to Loan and Security Agreement by and among Merrill Lynch Capital, Silicon Valley Bank, and Inspire Pharmaceuticals, Inc., dated as of June 27, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.55†	Amended and Restated 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.56*	Manufacturing Services Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.57†	Amendment of Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.58†	Termination of Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.59**	Clinical Services Agreement, dated October 15, 2007, by and between Inspire Pharmaceuticals, Inc. and Ophthalmic Research Associates, Inc. (Incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K filed on March 14, 2008).

10.60†	Executive Change in Control Severance Benefit Plan, effective as of March 29, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.61†	Change in Control Severance Benefit Plan, amended and restated as of March 29, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.62	Second Amendment to License, Development and Marketing Agreement, dated December 24, 2008, between Inspire Pharmaceuticals, Inc. and Allergan, Inc., Allergan Sales, LLC and Allergan Pharmaceuticals Holdings (Ireland) Ltd.

10.63†	Amended and Restated Director Compensation Policy dated March 1, 2009.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.
**	Confidential treatment has been requested with respect to a portion of this Exhibit.
†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.