Form 10-Q
period 2009-03-31
INSPIRE PHARMACEUTICALS INC
filed 2009-05-07
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

As of March 31, 2009, there were 56,680,167 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

We own or have rights to various trademarks, copyrights and trade names used in our business. AzaSite® is a trademark owned by InSite Vision Incorporated. Restasis®, Elestat® and ProlacriaTM are trademarks owned by Allergan, Inc. This report also includes trademarks, service marks and trade names of other companies.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$39,043	$58,488
Investments	15,357	13,663
Trade receivables, net	14,779	16,544
Prepaid expenses and other receivables	3,939	4,186
Inventories, net	618	689
Other assets	308	357

Total current assets	74,044	93,927
Property and equipment, net	2,468	2,925
Investments	815	815
Intangibles, net	15,944	16,343
Other assets	157	214

Total assets	$93,428	$114,224

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,418	$9,843
Accrued expenses	13,773	13,142
Deferred revenue	3,695	—
Short-term debt and capital leases	18,787	18,430

Total current liabilities	43,673	41,415
Long-term debt	20,332	25,175
Other long-term liabilities	3,218	3,247

Total liabilities	67,223	69,837
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 and 1,860 shares authorized, respectively; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 56,680 and 56,672 shares issued and outstanding, respectively	57	57
Additional paid-in capital	406,189	404,991
Accumulated other comprehensive income/(loss)	(166)	(193)
Accumulated deficit	(379,875)	(360,468)

Total stockholders’ equity	$26,205	$44,387

Total liabilities and stockholders’ equity	$93,428	$114,224

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues:
Product sales, net	$6,186	$2,279
Product co-promotion and royalty	8,145	7,424

Total revenue	14,331	9,703
Operating expenses:
Cost of sales	1,961	1,007
Research and development	12,267	14,797
Selling and marketing	13,020	16,205
General and administrative	3,820	3,546
Restructuring	1,931	—

Total operating expenses	32,999	35,555

Loss from operations	(18,668)	(25,852)
Other income/(expense):
Interest income	160	1,191
Interest expense	(899)	(1,252)

Other expense, net	(739)	(61)

Net loss	$(19,407)	$(25,913)

Basic and diluted net loss per common share	$(0.34)	$(0.46)

Weighted average common shares used in computing basic and diluted net loss per common share	56,678	56,553

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(19,407)	$(25,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	505	547
Depreciation of property and equipment	221	235
Asset impairment	484	—
Loss/(gain) on disposal of property and equipment	(1)	2
Allowance for doubtful accounts	3	—
Stock-based compensation expense	1,198	1,054
Changes in operating assets and liabilities:
Trade receivables	1,762	(775)
Prepaid expenses and other receivables	206	328
Inventories	71	21
Other assets	—	(46)
Accounts payable	(2,425)	(4,941)
Accrued expenses and other liabilities	627	(1,587)
Deferred revenue	3,695	3,422

Net cash used in operating activities	(13,061)	(27,653)

Cash flows from investing activities:
Purchase of investments	(8,665)	(2,554)
Proceeds from sale of investments	6,998	20,700
Purchase of property and equipment	(231)	(322)

Net cash provided by/(used in) investing activities	(1,898)	17,824

Cash flows from financing activities:
Issuance of common stock, net	—	29
Payments on notes payable and capital lease obligations	(4,486)	(2,682)

Net cash used in financing activities	(4,486)	(2,653)

Decrease in cash and cash equivalents	(19,445)	(12,482)
Cash and cash equivalents, beginning of period	58,488	101,892

Cash and cash equivalents, end of period	$39,043	$89,410

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

Inspire has incurred losses and negative cash flows from operations since inception. Based on current operating plans, the Company expects it has sufficient liquidity to continue its planned operations through fiscal 2009 and into 2010; however, additional third party funding or milestones will be necessary for its operations to continue throughout 2010 and beyond. The Company’s liquidity needs will largely be determined by the commercial success of its products and key development and regulatory events. In order to continue its operations substantially beyond 2009 it will need to: (1) successfully increase revenues; (2) obtain additional product candidate approvals, which would trigger milestone payments to the Company; (3) out-license rights to certain of its product candidates, pursuant to which the Company would receive income; (4) raise additional capital through equity or debt financings or from other sources; (5) reduce spending on one or more research and development programs; and/or (6) further restructure its operations. The Company currently receives revenue from sales of AzaSite (azithromycin ophthalmic solution) 1%, its co-promotion of Elestat (epinastine HCl ophthalmic solution) 0.05% and royalties on Restasis (cyclosporine ophthalmic emulsion) 0.05%. The Company will continue to incur operating losses until revenues reach a level sufficient to support ongoing operations.

2.	Basis of Presentation

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position and operations for the interim periods presented have been made.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended March 31, 2009 and 2008 does not include 124 and 274, respectively, of potential common shares, as their impact would be antidilutive.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone to InSite Vision Incorporated (“InSite Vision”). The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of March 31, 2009 and December 31, 2008, the Company had $3,056 and $2,657, respectively, in accumulated amortization related to this milestone.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of intangible assets based on an analysis of undiscounted cash flows over the remaining amortization period. If the review indicates that carrying values may not be recoverable, the Company will reduce the carrying values to the estimated fair value. The Company had no impairments of its intangible assets for the three months ended March 31, 2009 and 2008.

Debt

In December 2006, the Company entered into a loan and security agreement with two participating financial institutions, which provided a term loan facility to the Company in an aggregate amount of $40,000. In June 2007, the Company amended the loan and security agreement with the two participating financial institutions to enable the Company to draw upon a new supplemental term loan facility in the amount $20,000, effectively increasing the total term loan facility to $60,000. The Company has borrowed the full $60,000 available under the term loan facility. The interest rates associated with the individual borrowings under the facility range from approximately 7.6% to 8.0%. As of March 31, 2009, the Company had net borrowings under the term loan facility of $39,119. The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011.

The loan and security agreement contains a financial covenant that requires the Company to maintain certain levels of liquidity based on its cash, investment and account receivables balances, as well as negative covenants that may limit the Company from assuming additional indebtedness and entering into other transactions as defined in the agreement. In addition to other financial and non-financial covenants within the agreement, the agreement contains a subjective acceleration clause such that repayment could be accelerated upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. At March 31, 2009, the Company was in compliance with all of the covenants under its loan and security agreement.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Revenue Recognition

The Company records all of its revenue from: (1) sales of AzaSite; (2) product co-promotion activities and earned royalties; and (3) collaborative research agreements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB No. 104”). SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Product Revenues

The Company recognizes revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, the Company sells AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial health care organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of March 31, 2009 and December 31, 2008, the Company had net reserves of approximately $2,186 and $1,302, respectively, for sales incentives.

In addition to SAB No. 104, the Company’s ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”), as issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if: (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in the Company’s return goods policy. The Company’s return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, the Company estimates the level of sales that will ultimately be returned pursuant to its return policy and records a related reserve at the time of sale. These amounts are deducted from the Company’s gross sales of AzaSite in determining its net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and the Company’s own historical experience with AzaSite. The Company also considers other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

introductions of competitive new products, among others. As of March 31, 2009 and December 31, 2008, the Company had net reserves of approximately $739 and $701, respectively, for potential returns of AzaSite.

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

Product Co-promotion and Royalty Revenues

The Company recognizes co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the co-promotion agreements, and as reported to Inspire by Allergan, Inc. (“Allergan”). Through the year ended December 31, 2008, the Company actively promoted both Restasis and Elestat through its commercial organization. As of January 1, 2009, the Company is no longer responsible for the co-promotion of Restasis, but the Company continues to receive royalties on Allergan’s net sales of Restasis. The Company’s co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s reported net sales to Inspire for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion and royalty revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. Calendar year 2009 is the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement. As of March 31, 2009 and 2008, the Company had deferred revenue associated with sales of Elestat of $3,695 and $3,793, respectively.

Collaborative Research and Development Revenues

The Company recognizes revenue under its collaborative research and development agreements when it has performed services under such agreements or when the Company or its collaborative partner have met a contractual milestone triggering a payment to the Company. The Company recognizes revenue from its research and development service agreements ratably over the estimated service period as related research and development costs are incurred

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by the Company’s management and the progress towards agreed upon development events as set forth in the collaborative agreements. These estimates are subject to revision as the Company’s development efforts progress and it gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by its collaborative partners or the Company. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of the Company’s collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, the Company’s revenue recognized under its collaborative research and development agreements may fluctuate significantly from period to period. No collaborative research and development revenues were recognized in the three months ended March 31, 2009 and 2008, respectively.

Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $166 and $193 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at March 31, 2009 and December 31, 2008, respectively. Comprehensive loss consists of the following components:

	Three Months Ended March 31,
	2009	2008
Net loss	$(19,407)	$(25,913)
Change in unrealized gain on investments	27	36

Total comprehensive loss	$(19,380)	$(25,877)

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 85% of all AzaSite product sales in the three months ended March 31, 2009 and fiscal 2008, respectively. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion and royalty revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Elestat and royalty revenue from net sales of Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

Risk from Generic Competition

The Company’s revenues are subject to risk due to generic product entrants. The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, the Company will no longer have rights to co-promote Elestat. The Company will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. The Company has been notified that Boehringer Ingelheim and Allergan received notices from four companies, advising that each company filed an Abbreviated New Drug Application for a generic version of Elestat. Restasis is protected under a use patent that expires in August 2009 and a formulation patent that expires in May 2014. While a formulation patent may afford certain limited protection, following the expiration of the use patent, a competitor may attempt to gain FDA approval for a cyclosporine product using a different formulation some time after August 2009. Furthermore, following the expiration of the formulation patent in 2014, a generic form of Restasis could be introduced into the market. If and when Restasis experiences competition from a cyclosporine product, including a generic cyclosporine product, the Company’s revenues attributable to Restasis will be significantly impacted.

3.	Inventories

The Company’s inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	March 31, 2009	December 31, 2008
Finished Goods	$91	$47
Work-in-Process	73	160
Raw Materials	464	492

Total Inventories	$628	$699
Less Valuation Reserve	(10)	(10)

Total Inventories, net	$618	$689

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

4.	Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). The provisions of FSP No. FAS 157-4 became effective for the Company on April 1, 2009, and will be applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP No. FAS 115-2 and FAS 124-2 became effective for the Company on April 1, 2009, and will be applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective for the Company on April 1, 2009, and will be applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on the Company’s consolidated financial statements.

5.	Restructuring

In March 2009, the Company announced that it had restructured its operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing its resources on the development of existing later-stage clinical programs and commercially available products. In connection with the restructuring, the Company recorded restructuring charges of $1,931 for the three months ended March 31, 2009, which are reported as a separate line item in the accompanying Condensed Statement of Operations. The Company recorded its restructuring activities in accordance with FASB Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

The following table summarizes the components of the restructuring charges:

	Three months ended March 31, 2009
	Accruals	Non-cash items	Total
Facilities related	$255	—	$255
Employee separation costs	1,028	—	1,028
Asset impairment	—	484	484
Contracts	164	—	164

Total Restructuring Charges	$1,447	$484	$1,931

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Employee separation costs consist of one-time termination benefits, primarily severance costs, associated with the reduction in the Company’s workforce.

Asset impairments consist of property and equipment, primarily lab equipment, that was used for discovery and preclinical research activities at the Company’s facility. The Company performed an impairment analysis and determined that the carrying value of these idle assets exceeded their fair value and recorded an impairment charge of $484, during the three months ended March 31, 2009, to reduce these assets to estimated fair value of $305. Fair value was based on internally established estimates and the selling prices of similar assets.

Contract charges consist of costs associated with contractual commitments and work performed subsequent to the restructuring related to programs the Company will no longer support as part of its planned ongoing research and development activities.

Facility related charges consist of estimated losses associated with its leased facility space, primarily lab space, at the Company’s Durham, North Carolina headquarters that the Company will no longer use in its planned operations. The unoccupied leased space is approximately 14,000 square feet and the lease term is through January 2011. The Company used a discounted cash-flow analysis to calculate the amount of this liability. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of its ongoing lease obligations, including contractual rental commitments, build-out commitments and building operating costs, estimates of income from subleases, and market conditions for similar rental properties in its geographic area. The estimated cash flows were discounted using a credit-adjusted risk free rate of approximately 15%. The Company expects to incur approximately $45 of accretion expense over the term of the lease.

The following table sets forth activity in the restructuring liability for the three months ended March 31, 2009:

	Employee separation costs	Facilities related charges	Other restructuring charges	Total
Balance at December 31, 2008	$—	$—	$—	$—
Accruals	1,028	255	164	1,447
Payments	(314)	(11)	(160)	(485)

Balance at March 31, 2009	$714	$244	$4	$962

The liability associated with employee separation costs will be fully paid by the end of fiscal 2009. The liability associated with facilities will be reduced as monthly rental payments are made through the lease term, which ends in January 2011.

6.	Fair Value Measurements

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

In accordance with the provisions of FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. As of January 1, 2009, the Company adopted SFAS No. 157 for its fair value measure of non-financial assets and liabilities and there was no material impact.

The Company has not elected the fair value option as permitted under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” for financial assets and liabilities existing at January 1, 2008 that were not already measured at fair value or newly transacted in the three months ended March 31, 2009 and the year ended December 31, 2008. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by SFAS No. 159.

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

	Total Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$31,430	$18,293	$13,137
Investments:
Available-for-sale securities	15,357	—	15,357

Total	$46,787	$18,293	$28,494

	Total Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$53,062	$51,066	$1,996
Investments:
Available-for-sale securities	13,663	5,000	8,663

Total	$66,725	$56,066	$10,659

Level 1 fair value measurements are based on quoted market prices in active markets and include U.S. government and agency securities. Level 1 cash equivalents consist of investments concentrated in money market funds which are primarily invested in U.S. Treasury securities. For the period ended December 31, 2008, Level 1 available-for-sale securities consist of a U.S. Treasury.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The Company does not have any direct investments in auction-rate securities or securities that are collateralized by assets that include mortgages or subprime debt. The Company’s investment policy dictates that investments in money market instruments are limited to those that have a rating of at least A-1 and P-1 according to Standard & Poor’s and Moody’s Investor Services, respectively. Likewise, for investments made in corporate obligations, the Company’s investment policy requires ratings of at least A and A-2 according to Standard & Poor’s and Moody’s Investor Services. The Company does not consider its investments to be other-than-temporarily impaired at March 31, 2009.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2009:

	Total Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Loss
Property and Equipment Impairments	$305	$—	$—	$305	$484

As a result of its restructuring activity, the Company assessed the fair value of assets, primarily property and equipment associated with idle lab facilities, on a non-recurring basis. The fair value of these idle assets at March 31, 2009 were based on internally established estimates and the selling prices of similar assets.

7.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” For the three months ended March 31, 2009 and 2008, the Company recognized total compensation expense of $1,198 and $1,054, respectively, related to its two equity compensation plans.

Total stock-based compensation was allocated as follows:

	Three Months Ended March 31,
	2009	2008
Research and development	$319	$310
Selling and marketing	435	321
General and administrative	444	423

Total stock-based compensation expense	$1,198	$1,054

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the Amended and Restated 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, officers, employees and consultants. The 1995 Plan allows for the granting of non-qualified stock options and restricted stock to directors, officers, employees and consultants. The 2005 Plan allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At March 31, 2009, there were 330 and 2,251 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

Basis for Fair Value Estimate of Share-Based Payments

The Company uses its own historical volatility to estimate its future volatility. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

The Company utilizes the simplified method of calculating the expected life of options for grants made to its employees under the 1995 Plan and 2005 Plan in accordance with the guidance set forth in SEC Staff Accounting Bulletin No. 107 and SEC Staff Accounting Bulletin No. 110, as applicable, due to the lack of adequate historical data with regard to exercise activity on options. For options granted to directors under the 1995 Plan or the 2005 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 1995 Plan and the 2005 Plan until such time that adequate historical data is available. The Company estimates the forfeiture rate based on its historical experience. These estimates will be revised in future periods if actual forfeitures differ from the estimate. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

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

	Stock Options for Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.24%	1.88%
Dividend yield	0%	0%
Expected volatility	74%	63%
Expected life of options (years)	3.6	3.6
Weighted average fair value of grants	$2.00	$1.88

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	9,531	$8.16	4.2	$253
Granted	462	3.79
Forfeited/cancelled/expired	(179)	(5.52)

Outstanding at March 31, 2009	9,814	$8.00	3.9	$843
Vested and exercisable at March 31, 2009	6,644	$9.63	3.6	$326

As of March 31, 2009, approximately $7,030 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.1 years.

Information pertaining to the Company’s restricted stock units is provided in the table below:

Three Months ended March 31, 2009
Outstanding restricted stock units	175
Vested restricted stock units	70
Fair value of vested restricted stock units	$284

The value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the 195 restricted stock units had a total fair value of $811. Additionally, approximately $314 of unrecognized share-based compensation expense related to unvested restricted stock units is expected to be recognized over the next 2.3 years.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our product candidates and retention of key employees. In order for any of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will be able to obtain sufficient funding to meet our future capital requirements. Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. The most significant known risks are discussed in the section entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our revenues are difficult to predict and depend on numerous factors. We launched AzaSite in August 2007 and began recording product revenue in the third quarter of 2007. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite; physician and patient acceptance of AzaSite; competitor response to AzaSite; as well as discounts, pricing and coverage on governmental and commercial formularies; are all factors, among others, that will impact the level of revenue recorded for AzaSite in subsequent periods. Through the year ended December 31, 2008, we actively promoted both Restasis and Elestat through our commercial organization. As of January 1, 2009, we are no longer responsible for the co-promotion of Restasis, but we continue to receive royalties on Allergan’s net sales of Restasis. Our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our co-promotion agreements. Our co-promotion and royalty revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion and royalty revenues are the extent and effectiveness of Allergan’s sales and marketing efforts, our sales and marketing efforts, coverage and reimbursement under Medicare Part D and Medicaid programs, and the sales and marketing activities of competitors. Additionally, our ability to receive revenues on future sales of AzaSite, Restasis and Elestat are dependent upon the duration of market exclusivity and strength of patent protection. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

Our operating expenses are also difficult to predict and depend on several factors. Cost of sales related to AzaSite contain variable and fixed cost components. Research and development expenses, including expenses for development milestones, drug manufacturing, and clinical research activities, depend on the ongoing requirements of our development programs, completion of business development transactions, availability of capital and direction from regulatory agencies, which are difficult to predict. Management may in some cases be able to control the timing of research and development expenses, in part by accelerating or decelerating clinical development activities, but many of these expenditures will occur irrespective of whether our product candidates are approved when anticipated or at all. We have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Again, management may in some cases be able to control the timing and magnitude of these expenses.

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

OVERVIEW

We are a biopharmaceutical company focused on researching, developing and commercializing prescription pharmaceutical products for ophthalmic and pulmonary diseases. Our goal is to build and commercialize a sustainable portfolio of innovative new products based on our technical and scientific expertise. The most advanced compounds in our clinical pipeline are Prolacria for dry eye and denufosol tetrasodium for cystic fibrosis, which are both in Phase 3 development and AzaSite for blepharitis, which is in Phase 2 development. We receive revenues related to the promotion of AzaSite for bacterial conjunctivitis, co-promotion of Elestat for allergic conjunctivitis and royalties on Restasis for dry eye. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS IN THE UNITED STATES
Products

AzaSite	Bacterial conjunctivitis	InSite Vision	Promoting

Elestat	Allergic conjunctivitis	Allergan	Co-promoting

Restasis	Dry eye disease	Allergan	Receiving royalty (2)
Product Candidates in Clinical Development

Prolacria (diquafosol tetrasodium)	Dry eye disease	Allergan; Santen Pharmaceutical	Phase 3 (3)

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

AzaSite	Blepharitis	InSite Vision	Phase 2

INS115644, INS117548	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See “Collaborative Agreements” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a detailed description of our agreements with these collaborative partners.

(2)	Under our agreement with Allergan, the royalty that we receive on the net sales of Restasis is based upon a percentage of net sales of Restasis in the United States, and upon a percentage of net sales of Restasis outside the United States, except in Japan, Taiwan, Korea, Hong Kong and China.

(3)	In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. We have received two approvable letters from the FDA (in December 2003 and December 2005). In May 2008, Santen filed an application for manufacturing and marketing approval of a different formulation of diquafosol tetrasodium with the Japanese Ministry of Health, Labor and Welfare.

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

Subject to applicable law, competitors are permitted to submit to the FDA an Abbreviated New Drug Application, or ANDA, for a generic version of Elestat, due to the expiration of the marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008. We have been notified that Boehringer Ingelheim and Allergan received notices from four companies: Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc., and Sandoz Inc., advising that each company filed an ANDA for a generic version of Elestat. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). Furthermore, we have been notified by Allergan that Boehringer Ingelheim has decided not to file infringement lawsuits against the ANDA filers. Boehringer Ingelheim is the owner of a method of treatment patent related to Elestat, and we do not have a license to this patent.

We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs, which we currently expect to continue beyond 2009. See the risk factor entitled - “When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues attributable to

Elestat will be minimal” - for further discussion of the risk related to the ANDA filings pertaining to a generic version of Elestat.

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

In June 2001, we entered into an agreement with Allergan to develop and commercialize our product candidate, Prolacria (diquafosol tetrasodium), for the treatment of dry eye disease. The agreement also provides us with a royalty on worldwide (except most Asian markets) net sales of Allergan’s Restasis and grants us the right to co-promote Restasis in the United States. We co-promoted Restasis from 2004 through the end of 2008, at which time we amended our agreement with Allergan such that we ceased co-promoting Restasis. Notwithstanding the fact that we are no longer co-promoting Restasis, Allergan remains obligated to pay us royalties in relation to net sales of Restasis at rates that were in effect prior to the December 2008 amendment.

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

We are developing Prolacria as an eye drop for dry eye disease. Since Prolacria and Restasis have different mechanisms of action, we consider them complementary products and, if Prolacria is approved by the FDA, we believe there is commercial opportunity for both of these products. The manufacture and sale of Prolacria is protected in the United States under drug substance and formulation patents that expire in July 2016, as well as under use patents that expire in February 2017, subject to any applicable patent restoration that may extend protection up to an additional five years from the date of expiration of the applicable patent, if any, for which restoration is sought.

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

Based on the SPA agreement, we have initiated a Phase 3, randomized, placebo-controlled, environmental clinical trial (Trial 03-113) to evaluate the efficacy and safety of Prolacria in approximately 450 subjects with dry eye disease who have a fluorescein staining score of three in the central region of the cornea at baseline, using the National Eye Institute (NEI) scale of zero to three. Subjects will be randomized to Prolacria or placebo administered as eye drops four-times daily for six weeks at approximately 60 U.S. and Canadian sites. As of early May 2009, there were approximately 215 patients enrolled in the trial.

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

Estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $8 million to $13 million. This range includes costs for completing Trial 03-113, regulatory and consulting activities, salaries for development personnel, and other unallocated development costs, but excludes the cost of pre-launch inventory which is Allergan’s responsibility. If we are required to do, and if we elect to do any additional clinical work, our costs will be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate.

Our partner, Santen Pharmaceutical Co., Ltd., or Santen, is currently developing a different formulation of diquafosol tetrasodium, which it refers to as DE-089, in Japan. Our agreement with Santen allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries, and provides for certain milestone payments to be paid to us upon achievement of development milestones by Santen. In May 2008, Santen filed an application for manufacturing and marketing approval of DE-089 with the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA), which is pending review.

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

We currently expect to have approximately 100 participating clinical trial sites across the United States, Canada, Australia and New Zealand. As of early May 2009, we had approximately 285 patients enrolled. We are targeting completion of TIGER-2 enrollment in 2009. Additionally, any patient who has successfully completed TIGER-2 may elect to participate in a follow-on, open-label denufosol-only 48-week clinical trial.

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

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $33 million to $43 million. This estimate includes completing TIGER-2, the subsequent open-label trial and the carcinogenicity study, as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes any additional clinical trials, costs to secure a secondary supplier for denufosol, the cost of pre-launch inventory and any product approval milestones payable to Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed.

We intend to participate in the commercialization in North America for denufosol for the treatment of cystic fibrosis. We continue to seek a corporate partner to develop and commercialize this product candidate outside of North America. Our partnering efforts have been and will continue to be impacted by many factors, including the current economic environment, consolidation in our industry, liquidity and credit issues, and cost of capital concerns facing companies. We are also in discussions with additional third-party manufacturers for the purpose of establishing a secondary source of supply for denufosol.

AzaSite for the treatment of blepharitis

Overview. Blepharitis is an ocular disease characterized by inflammation of the eyelids, which is often secondary to infection. Blepharitis often involves significant patient discomfort associated with ocular surface inflammation, chronic ocular irritation, unstable tear film and damage to the ocular surface. Our market research and input from eye care specialists suggests that blepharitis is an under-diagnosed and under-treated disease, with no prescription pharmaceutical products approved for this indication. During 2008, we conducted a series of Phase 4 clinical trials with AzaSite evaluating the safety and efficacy of AzaSite in ocular conditions, such as blepharitis.

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

In May 2009, we initiated two Phase 2 clinical trials to pursue a potential indication for the treatment of blepharitis. One clinical trial is a randomized, placebo-controlled, multi-center trial at approximately 30 clinical sites evaluating the safety and efficacy of two weeks of treatment with AzaSite compared to placebo in approximately 300 subjects with blepharitis (Trial 044-101). The second clinical trial is a randomized, placebo-controlled, multi-center trial at approximately 30 clinical sites evaluating the safety and efficacy of four weeks of treatment with AzaSite compared to placebo in approximately 300 subjects with blepharitis (Trial 044-102). The clinical trials will evaluate various signs and symptoms of blepharitis as well as safety and tolerability. The results from each clinical trial are expected in the first half of 2010.

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

Development Status. In the first quarter of 2007, we initiated a Phase 1 proof-of-concept dose-ranging clinical trial for INS115644, the first compound in a series of compounds, in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in IOP. In September 2008, we initiated a Phase 1 clinical trial for a second compound referred to as INS117548. The placebo-controlled, dose-escalating trial is designed to evaluate the safety, tolerability and IOP-lowering effects of INS117548 in approximately 80 subjects with early stage glaucoma or ocular hypertension. We expect to have data from both of these glaucoma clinical trials in 2009. Based upon the results of these clinical trials, we may explore the out-licensing of certain rights related to our glaucoma program.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

Revenues

Total revenues were approximately $14.3 million for the three months ended March 31, 2009, as compared to approximately $9.7 million for the same period in 2008. The increase in 2009 revenue of approximately $4.6 million, or 48%, as compared to the same period in 2008, was primarily due to an increase in product revenue from net sales of AzaSite, as well as increased royalty revenue from net sales of Restasis.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the three months ended March 31, 2009 were approximately $6.2 million, as compared to approximately $2.3 million for the same period in 2008. The increase in 2009 revenue for AzaSite of approximately $3.9 million or 171%, as compared to the same period in 2008, was primarily due to increased patient and physician usage of AzaSite, evidenced by an increase of prescriptions year-over-year, as well as price increases during fiscal 2008. For the three months ended March 31, 2009, based on prescription data from IMS Health, there were approximately 118,000 prescriptions written for AzaSite, representing approximately 3% of all prescriptions in the single agent ocular anti-infective market, defined as both branded and generic single-entity ocular antibiotics. In comparison, approximately 44,000 prescriptions were written for AzaSite in the same period in 2008, representing approximately 1% of all prescriptions in the single agent ocular anti-infective market. In addition, our market share in our primary call audience of eye care specialists, mainly ophthalmologists and optometrists, was approximately 8% as of March 31, 2009, as compared to approximately 3% as of March 31, 2008. Since launch, actual units of AzaSite dispensed have been slightly higher than the number of prescriptions as reported by IMS Health due to the issuance of multiple unit prescriptions by some physicians. For the three months ended March 31, 2009, the single agent ocular anti-infective market, in terms of prescriptions, decreased approximately 5%, compared to the same period in 2008, based on data as reported by IMS Health.

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

Product Co-Promotion and Royalty

Total co-promotion and royalty revenue of $8.1 million for the three months ended March 31, 2009 was comprised solely of royalty revenue from net sales of Restasis. This compares to approximately $7.4 million of royalty revenue on net sales of Restasis for the same period in 2008, representing an increase of approximately $721,000, or 10%. This increase was primarily due to a combination of increased patient usage of Restasis as evidenced by an increase of prescriptions year-over-year, as well as an annual price increase in the first quarter of 2009.

On December 24, 2008, we amended our agreement with Allergan such that we ceased co-promoting Restasis as of December 31, 2008. Notwithstanding the fact that we are no longer co-promoting Restasis, Allergan remains obligated to pay us royalties in relation to net sales of Restasis at the rates in effect prior to the December 2008 amendment. For the three months ended March 31, 2009, Allergan recorded approximately $110 million of revenue from net sales of Restasis, as compared to approximately $100 million for the same period in 2008. In May 2009, Allergan re-confirmed its 2009 guidance and expects net sales of Restasis to be in the range of $490-$510 million.

All co-promotion revenue from net sales of Elestat for the three months ended March 31, 2009 and 2008 was deferred. Under our agreement with Allergan related to our co-promotion of Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. We are entitled to an escalating percentage of net sales based upon predetermined minimum calendar year net sales target levels that we are obligated to meet. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of our recorded co-promotion revenue are recognized as deferred revenue and will be realized in future quarters of 2009 to the extent additional minimum annual net sales target levels are achieved. For the three months ended March 31, 2009 and 2008, we deferred $3.7 million and $3.8 million, respectively, of co-promotion revenue associated with net sales of Elestat as the minimum annual target level had not been achieved. We expect that it may take until the fourth quarter of 2009 to achieve our annual 2009 net sales target level for Elestat. Under the co-promotion agreement with Allergan, calendar year 2009 is the last year that our co-promotion revenues of Elestat are subject to annual minimum target levels.

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Based upon national prescription data from IMS Health, for the three months ended March 31, 2009, Elestat prescriptions represented approximately 7% of the total U.S. allergic conjunctivitis market, as compared to 8% in the same period in 2008. Based on current trends in prescriptions for Elestat, we expect our 2009 market share to remain relatively constant with 2008. Based upon monthly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions as compared to same period in the previous year, increased approximately 3% for the three months ended March 31, 2009.

Subject to applicable law, competitors are permitted to submit to the FDA an ANDA for a generic version of Elestat, due to the expiration of the marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008.

We have been notified that Boehringer Ingelheim and Allergan received notices from four companies: Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc., and Sandoz Inc., advising that each company filed an ANDA for a generic version of Elestat. The date of submission of the first filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). Furthermore, we have been notified by Allergan that Boehringer Ingelheim has decided not to file infringement lawsuits against the ANDA filers. Boehringer Ingelheim is the owner of a method of treatment patent related to Elestat, and we do not have a license to this patent.

The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, we will no longer have rights to co-promote Elestat. We will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the three successive 12-month periods immediately following the termination of the agreement, Allergan will be obligated to pay to us 20%, 15% and 10%, respectively, on any net sales of Elestat in the United States. We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs, which we currently expect to continue beyond 2009. Loss of our co-promotion revenue from Elestat will significantly impact our results of operations and cash flows.

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

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $2.0 million for the three months ended March 31, 2009, as compared to approximately $1.0 million for the same period in 2008. The increase in cost of sales of $954,000, or 95%, as compared to the same period in 2008, was primarily due to increased sales volume of AzaSite, which has resulted in increased royalties paid to InSite Vision. We currently pay a 20% royalty to InSite Vision on net sales of AzaSite in accordance with our licensing agreement.

Cost of sales expense consists of variable and fixed cost components. Variable cost components include royalties to InSite Vision on net sales of AzaSite, the cost of AzaSite inventory sold, distribution, shipping and logistic service charges from our third-party logistics provider, and changes to our inventory reserve for overstocking or short-dated material. Fixed cost components are primarily the amortization of the $19.0 million approval milestone that we paid InSite Vision as part of our licensing agreement. This approval milestone is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, which expires in March 2019.

Certain costs included in cost of sales are subject to annual increases for which we have limited control. Our royalty rate to InSite Vision on net sales of AzaSite will increase to 25% in July 2009. We expect that cost of sales will increase in relation to, but not proportionately to, the increases in revenue from sales of AzaSite.

Research and Development Expenses

Research and development expenses were approximately $12.3 million for the three months ended March 31, 2009, as compared to approximately $14.8 million for the same period in 2008. The decrease in research and development expenses of approximately $2.5 million, or 17%, for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to the discontinuation of our allergic rhinitis program in the second quarter of 2008, and to a lesser extent, the reduction of other preclinical programs and drug discovery efforts partially offset by the initiation of our AzaSite for blepharitis Phase 2 program.

Research and development expenses include all direct and indirect costs, including salaries for our research and development personnel, consulting fees, clinical trial costs, including the development and manufacture of drug product for clinical trials, sponsored research costs, clinical trial insurance, upfront license fees, milestone and royalty payments relating to research and development, and other fees and costs related to the development of product candidates. Research and development expenses vary according to the number of programs in clinical development and the stage of development of our clinical programs. Later stage clinical programs tend to cost more than earlier stage programs due to the length of the clinical trials and the number of patients enrolled in later stage clinical trials. Our future research and development expenses will depend on the results and magnitude or scope of our clinical activities and requirements imposed by regulatory agencies. Year over year spending on active development programs can vary due to the differing levels and stages of development activity, the timing of certain expenses and other factors. Accordingly, our research and development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to product candidates, our research and development expenses may fluctuate significantly from prior periods.

Our research and development expenses for the three months ended March 31, 2009 and 2008, and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Three Months Ended March 31,				Cumulative from Inception to March 31, 2009%
	2009	%	2008	%
Denufosol tetrasodium for cystic fibrosis	$6,780	55	$4,732	32	$71,560	22
Prolacria (diquafosol tetrasodium) for dry eye disease	1,973	16	3,213	22	52,924	16
INS115644 and INS117548 for glaucoma and related research and development	756	6	1,386	9	15,648	5
AzaSite for blepharitis	884	7	—	—	967	—
AzaSite	252	2	652	4	16,471	5
Epinastine nasal spray for allergic rhinitis (1)	16	—	2,924	20	19,865	6
Other research, preclinical and development costs (2)	1,606	14	1,890	13	147,673	46

Total	$12,267	100	$14,797	100	$325,108	100

(1)	On April 23, 2008, we discontinued the development of epinastine nasal spray.

(2)	Other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs, discontinued and/or inactive programs. These unallocated costs include personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $13.0 million for the three months ended March 31, 2009, as compared to approximately $16.2 million for the same period in 2008. The decrease in selling and marketing expenses of approximately $3.2 million, or 20%, for the three months ended March 31, 2009, as compared to the same period in 2008, was due to an overall reduction in promotional and marketing activities.

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

General and Administrative Expenses

General and administrative expenses were approximately $3.8 million for the three months ended March 31, 2009, as compared to approximately $3.5 million for the same period in 2008. The increase in general and administrative expenses of approximately $274,000, or 8%, for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to an increase in personnel related expenses and general legal expenses.

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

Restructuring

In March 2009, we announced that we had restructured our operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing our resources on the development of existing later-stage clinical programs and commercially available products. In connection with the restructuring, we recorded restructuring charges of $1.9 million for the three months ended March 31, 2009, which are reported in a separate line item in our Condensed Statement of Operations. Significant components of the restructuring charge were one-time termination benefits for employees impacted by the restructuring, estimated costs to write-down idle lab equipment to net realizable value, losses associated with leased facility space, primarily lab space that is now vacant, and costs to satisfy contract commitments related to activities and programs no longer associated with our supported programs and on-going operations. We expect that we may have some insignificant additional costs during 2009 associated with this restructuring related to fully decommissioning our lab facilities. As a result of this restructuring, cost savings for 2009 are expected to be approximately $3 million.

Other Income/(Expense)

Other expense, net was approximately $739,000 for the three months ended March 31, 2009, as compared to other expense, net of approximately $61,000 in the same period in 2008. The increase in other expense, net of approximately $678,000 for the three months ended March 31, 2009, as compared to the same period in 2008, was due to decreased interest income partially offset by a decrease in interest expense. Interest income was negatively impacted due to lower average cash and investment balances combined with a lower rate of return during the three months ended March 31, 2009, as compared to the same period in 2008. The decrease in interest expense is the result of a lower average outstanding principal balance of our term loan facility during the three months ended March 31, 2009, as compared to the same period in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of equity securities, including private sales of preferred stock and public offerings of common stock and, to a lesser extent, through our term loan facility. We also currently receive co-promotion revenue from net sales of Elestat, royalty revenue from net sales of Restasis, and product revenue from net sales of AzaSite. We do not expect our revenue to exceed our operating expenses in 2009.

At March 31, 2009, we had net working capital of approximately $30.4 million, a decrease of approximately $22.1 million from approximately $52.5 million at December 31, 2008. The decrease in working capital was principally due to the funding of normal operating expenses associated with commercialization activities and the development of our product candidates, as well as principal and interest payments on our term loan facility. Our principal sources of liquidity at March 31, 2009 were approximately $39.0 million in cash and cash equivalents, approximately $15.4 million in investments, which are considered available-for-sale, and approximately $14.8 million in trade receivables.

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $39.1 million was outstanding as of March 31, 2009. We make scheduled principal and interest payments on a monthly basis and all loan advances made under the agreement have a final maturity date in March 2011.

In March 2009, we announced that we had restructured our operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing our resources on the development of existing later-stage clinical programs and commercially available products. As a result of this restructuring, we expect to eliminate future cash expenditures of approximately $3 million in 2009 and approximately $6 million on an annual basis subsequent to 2009.

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

2009 Financial Guidance

As previously disclosed, our 2009 financial results will be highly dependant on the amount of revenues derived from AzaSite and Elestat as a result of our commercial efforts, as well as the level of royalty payments received from Allergan with respect to net sales of Restasis. Based upon current AzaSite, Restasis and Elestat sales trends, we expect to record 2009 aggregate revenue in the range of $80-$90 million. Total 2009 operating expenses are expected to be in the range of $120-$135 million. Cost of sales, which includes the amortization of the AzaSite approval milestone and royalty obligations to InSite Vision, is expected to be in the range of $8-$13 million. Total estimated selling and marketing, general and administrative, and research and development expenses are estimated to be in the range of $45-$50 million, $14-$18 million and $50-$60 million, respectively. Included within this operating expense guidance are projected stock-based compensation costs of approximately $5 million.

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

Our need for additional working capital will largely be determined by the commercial success of our products and the successful and timely completion of our development programs. In order for us to continue operations substantially beyond 2009 we will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, which would trigger milestone payments to us, (3) out-license rights to certain of our product candidates, pursuant to which we would receive income, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) further restructure our operations. Additionally, we currently have the ability to sell approximately $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement which we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. The agreement also includes a subjective acceleration clause which provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. At March 31, 2009, we were in compliance with all of the covenants under our loan and security agreement and project that we will be throughout 2009. If significant additional liquidity is not generated through the various funding alternatives described above, we may not be in compliance with our covenants in the future.

Off Balance Sheet Arrangements

As of March 31, 2009, we were not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. In addition, recognition of revenue from product co-promotion and earned royalties is affected by certain estimates and judgments made by Allergan on which we rely when recording this revenue. We routinely evaluate our estimates and policies regarding revenue recognition, product rebates and incentives, inventory and manufacturing, taxes, stock-based compensation expense, clinical trial, preclinical/toxicology, research and other service liabilities.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates and judgments about matters that are inherently uncertain.

Revenue Recognition

We record all of our revenue from: (1) sales of AzaSite; (2) product co-promotion activities and earned royalties; and (3) collaborative research agreements in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” or SAB No. 104. SAB No. 104 states that revenue should not be recognized until it is realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Product Revenues

We recognize revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exception of transactions whereby product stocking incentives were offered approximately one month prior to the product’s August 13, 2007 launch. In the United States, we sell AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial health care organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of March 31, 2009 and December 31, 2008, we had net reserves of approximately $2.2 million and $1.3 million, respectively, for sales incentives.

In addition to SAB No. 104, our ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists,” or SFAS No. 48, as issued by the Financial Accounting Standards Board, or FASB. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if: (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in our return goods policy. Our return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, we estimate the level of sales that will ultimately be returned pursuant to our return policy and record a related reserve at the time of sale. These amounts are deducted from our gross sales of AzaSite in determining our net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and our own historical experience with AzaSite. We also consider other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of March 31, 2009 and December 31, 2008, we had net reserves of approximately $739,000 and $701,000, respectively, for potential returns of AzaSite.

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

Product Co-promotion and Royalty Revenues

We recognize co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the co-promotion agreements, and as reported to us by Allergan. Through the year ended

December 31, 2008, we actively promoted both Restasis and Elestat through our commercial organization. As of January 1, 2009, we are no longer responsible for the co-promotion of Restasis, but we continue to receive royalties on Allergan’s net sales of Restasis. Our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s reported net sales to us for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion and royalty revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. Calendar year 2009 is the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement. As of March 31, 2009 and 2008, we had deferred revenue associated with sales of Elestat of $3.7 million and $3.8 million, respectively.

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from our research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. No collaborative research and development revenues were recognized in the three months ended March 31, 2009 and 2008, respectively.

Inventories

Our inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of March 31, 2009, we had net reserves of $10,000 for potential overstocking.

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

Liabilities

We generally enter into contractual agreements with third-party vendors to provide research and development, manufacturing, and other services in the ordinary course of business. Many of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. We monitor all significant research and development, manufacturing, sales and marketing and other service activities and the progression of work related to these activities. We estimate the underlying obligation for each activity based upon our estimate of the amount of work performed and compare the estimated obligation against the amount that has been invoiced. Because of the nature of certain contracts and related delay in the contract’s invoicing, the obligation to these vendors may be based upon management’s estimate of the underlying obligation. We record the larger of our estimated obligation or invoiced amounts for completed service. In all cases, actual results may differ from our estimate.

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

Impact of Inflation

We do not believe that our operating results have been materially impacted by inflation during the periods covered in this report. However, we cannot assure that our operating results will not be adversely affected by inflation in the future. We will continually seek to mitigate the adverse effects of inflation on the costs of goods and services that we use through improved operating efficiencies and cost containment and periodic price increases for our product.

Impact of Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP No. FAS 157-4. FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). The provisions of FSP No. FAS 157-4 became effective for us on April 1, 2009, and will be applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments,” or FSP No. FAS 115-2 and FAS 124-2. FSP No. FAS 115-2 and FAS 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP No. FAS 115-2 and FAS 124-2 became effective for us on April 1, 2009, and will be applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP No. FAS 107-1 and APB 28-1. FSP No. FAS 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective for us on April 1, 2009, and will be applied prospectively beginning in the second quarter of 2009 and are not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our term loan facility.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including United States government and government agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. As of March 31, 2009, cash equivalents consisted of $4.9 million in a money market account, $18.3 million in a money market fund and $13.1 million in commercial paper with maturities less than 90 days. Our investment portfolio as of March 31, 2009 consisted solely of corporate notes and bonds and commercial paper and had an average maturity of less than 12 months, using the stated maturity. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At March 31, 2009, our portfolio of available-for-sale investments consisted of approximately $15.4 million of investments maturing within one year. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers.

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

Investment Risk

In addition to our normal investment portfolio, we have an investment in Parion Sciences, Inc. of $200,000 as of March 31, 2009. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company. We have established policies and procedures for assessing market and foreign exchange risk. As of March 31, 2009, we did not have any material foreign currency hedges.

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

Other factors that could affect the commercialization of Restasis include:

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

Our Elestat co-promotion agreement with Allergan provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA publication Approved Drug Products with Therapeutic Equivalence (commonly called the “Orange Book”). Following the termination of the co-promotion agreement, we will no longer have rights to co-promote Elestat. We will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the initial 12-month period immediately following the termination of the agreement, Allergan will be obligated to pay to us 20% of any net sales of Elestat in the United States. Allergan will be obligated to pay us 15% of any net sales in the United States in the second 12-month period following termination and 10% of any net sales in the United States in the third, and final, 12-month period following termination of the agreement.

Subject to applicable law, competitors are permitted to submit to the FDA an ANDA for a generic version of Elestat, due to the expiration of the marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008.

We have been notified that Boehringer Ingelheim and Allergan received notices of Paragraph IV certifications from Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc. and Sandoz Inc. advising that each company filed an ANDA for a generic version of Elestat. Each ANDA notice alleges that the method of treatment patent related to Elestat is invalid, unenforceable and/or will not be infringed by the respective ANDA applicant’s manufacture, use, sale, or offer for sale of the drug for which the ANDA was submitted. The date of submission of the first filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). Furthermore, we have been notified by Allergan that Boehringer Ingelheim has decided not to file infringement lawsuits against the ANDA filers. Boehringer Ingelheim is the owner of a method of treatment patent related to Elestat, and we do not have a license to this patent.

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

Notwithstanding the expected termination of the Elestat agreement upon the launch of a generic form of Elestat, our present revenues depend, in part, upon the continued acceptance of Elestat by eye care professionals, allergists and patients. Other factors that could affect the commercialization of Elestat include:

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

Risks Related to Manufacture and Supply

If we are unable to contract with third parties for the manufacture of active pharmaceutical ingredients required for preclinical testing, for the manufacture of drug products for clinical trials, for the large-scale manufacture of any approved products, or for the manufacture of related devices, we may be unable to develop or commercialize our drug products.

The manufacturing of sufficient quantities of new products or product candidates is a time-consuming and complex process. We have no experience or capabilities to conduct the manufacture of any of our product candidates. In order to successfully commercialize AzaSite and continue to develop our product candidates, we need to contract or otherwise arrange for the necessary manufacturing services. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us or our collaborators. We depend upon third parties for the manufacture of active pharmaceutical ingredients, finished drug products for clinical trials, and for the manufacture of AzaSite. We expect to depend upon third parties for the large-scale manufacture of commercial quantities of any other approved product. This dependence may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our operations and revenues. If we, or our partners, are unable to engage or retain third-party manufacturers on a long-term basis or on commercially acceptable terms, our products may not be commercialized as planned, and the development of our product candidates could be delayed.

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

In addition, we rely upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for both Prolacria and denufosol. Delays in any aspect of implementing the manufacturing process could cause significant development delays and increased costs.

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

We are developing denufosol as an inhaled product designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms by mitigating the underlying ion transport defect in the airways of patients with cystic fibrosis. The FDA has not published guidance on the drug approval process associated with such a product candidate. Furthermore, we are not aware of any FDA approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. We cannot predict or guarantee the outcome or timing of our Phase 3 program for denufosol for cystic fibrosis. A significant amount of work will be required to advance denufosol through clinical testing, including satisfactory completion of additional clinical trials, toxicology and carcinogenicity studies. We may later decide to change the focus or timing of our Phase 3 program. Our TIGER-2 clinical trial for denufosol for cystic fibrosis may not be successful or unexpected safety concerns may emerge that would negatively change the risk/benefit profile for this product candidate.

We have initiated a Phase 2 development program to evaluate the use of AzaSite for the treatment of blepharitis. The FDA has not published guidelines on the approval of a product for the treatment of blepharitis. Furthermore, to date, no prescription product has been approved by the FDA for the treatment of blepharitis. Even if the results of the planned Phase 2 clinical trials demonstrate statistical significance for the trial endpoints, we would need to meet with the FDA to design appropriate pivotal Phase 3 clinical trials. The FDA may require that we evaluate the product in relation to different primary and/or secondary clinical endpoints than those being used presently. This may require us to undertake additional Phase 2 clinical trials, which could lead to increased costs and program delays.

We may need to develop alternate dosing regimens for our product candidates.

In order to achieve broad market acceptance of our product candidates, we may need to develop, alone or with others, alternate dosing regimens and methods for administering our products. For example, we intend that Prolacria will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. Neither we nor Allergan have established a plan to develop a multi-dose formulation.

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

Failure to adequately ensure compliance with applicable laws and regulations may subject us to whistleblower and government actions.

In recent years, pharmaceutical companies have been the targets of extensive whistleblower actions in which the person bringing the action alleges violations of the federal civil False Claims Act or its state equivalent, including allegations that manufacturers aided and abetted in the submission of false claims. These actions have focused on such areas as pricing practices, off-label product promotion, sales and marketing practices, and improper relationships with physicians and other health care professionals, among others. If our relationships with health care professionals and/or our promotional or other activities fail to comply with applicable laws, regulations or guidelines, we may be subject to warnings from, or enforcement action by, regulatory and other federal or state governmental authorities. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies and governmental authorities including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions, exclusion from government programs, product recalls or seizures, the imposition of corporate integrity agreements and deferred prosecution agreements, or other restrictions and litigation. Furthermore, there can be no assurance that we will not be subject to a whistleblower or other state or federal investigative or enforcement action at some time in the future.

Risks Associated with Our Business and Industry

If we are not able to obtain sufficient additional funding to meet our expanding capital requirements, we may be forced to reduce or eliminate research programs and product candidate development.

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $33.0 million for the three months ended March 31, 2009 and $120.2 million for the year ended December 31, 2008. Our cash, cash equivalents and investments totaled approximately $55.2 million on March 31, 2009. Based on current operating plans, we expect our cash and investments to provide liquidity through fiscal 2009 and into 2010; however, additional third party funding or milestones will be necessary for our operations to continue throughout 2010 and beyond.

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

Our co-promotion and royalty revenues are based, in part, upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control.

We recognize co-promotion revenue based on Allergan’s net sales of Elestat and royalty revenue based on Allergan’s net sales of Restasis, as defined in the co-promotion agreements and as reported to us by Allergan. Accordingly, our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and the underlying terms of our co-promotion agreements. Allergan’s filings with the SEC indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. All of our co-promotion and royalty revenues are currently derived from Allergan’s net sales of Restasis and Elestat as reported to us by Allergan. We are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If Allergan’s reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for previous periods.

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

Our $60.0 million term loan facility is secured by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain minimum liquidity levels based on the balance of the outstanding advances. The agreement also includes a subjective acceleration clause which provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The agreement may affect our operations in several ways, including the following:

•	A portion of our cash flow from operations will be dedicated to the payment of the principal and interest on our indebtedness;

•	Our future cash flow may be insufficient to meet our required principal and interest payments;

•	We may need to raise additional capital in order to remain in compliance with the loan covenants;

•	Our ability to enter into certain transactions may be limited; and

•	We may need to delay or reduce planned expenditures for clinical trials as well as other development and commercial activities if our current operations are not sufficient enough to service our debt.

Events of default under the loan and security agreement are not limited to, but include the following:

•	Payment default;

•	Covenant default;

•	A material adverse change in Inspire;

•	Breach of our agreements with Allegan; and

•	Judgments against us over a specified dollar amount.

In case of an uncured default, the following actions may be taken against us by the lending institutions:

•	All outstanding obligations associated with the term loan facility would be immediately due and payable;

•	Any of our balances and deposits held by the lending institutions would be applied to the obligation;

•	Balances and accounts at other financial institutions could be “held” or exclusive control could be transferred to the lending institutions; and

•	All collateral, as defined in the agreement, could be seized and disposed of.

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net operating losses of approximately $19.4 million for the three months ended March 31, 2009 and $51.6 million for the year ended December 31, 2008. As of March 31, 2009, our accumulated deficit was approximately $379.9 million. We currently expect to incur operating losses over the next several years. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

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

Most of these competitors have greater resources than we do, including greater financial resources, larger research and development staffs and more experienced marketing and manufacturing organizations. In addition, most of our competitors have greater experience than we do in conducting clinical trials and obtaining FDA and other regulatory approvals. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than we do. Companies that complete clinical trials, obtain required regulatory approvals, and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including patent and FDA marketing exclusivity rights that would delay our ability to market products. Drugs resulting from our research and development efforts, or from our joint efforts with our collaborative partners, may not compete successfully with competitors’ existing products or products under development.

Our competitors may also develop technologies and drugs that are safer, more effective, or less costly than any we are developing or which would render our technology and future drugs obsolete and non-competitive. In addition, alternative approaches, such as gene therapy, in treating diseases that we have targeted, such as cystic fibrosis, may make our product candidates obsolete.

In May 2009, Pharmaxis Ltd. announced the results of a Phase 3 trial of Bronchitol™ in patients with cystic fibrosis. Pharmaxis announced that the trial achieved its primary and a secondary endpoint. While an additional Phase 3 trial of Bronchitol is ongoing for purposes of a potential NDA filing in the United States, Pharmaxis has announced that its goal is to file a marketing authorization (i.e. new drug application) based on the completed study with the European Medicines Agency, or EMEA, by the end of the third quarter of 2009. If both denufosol and Bronchitol are approved by a regulatory agency, we expect that the products could compete.

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

If we must defend a patent suit, or if we choose to initiate a suit to have a third-party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. We may be accused of patent infringement at any time. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others. Initiation of litigation may result in considerable expenditures of money and management time. Further, we may need to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine the priority of invention of any of our technologies.

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

Warburg Pincus Private Equity IX, L.P., or Warburg, holds 14,018,600 shares of our common stock which represented approximately 25% of our outstanding common stock as of March 31, 2009. Warburg and its affiliates may acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities, without triggering the provisions of our stockholder rights plan. Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, Jonathan S. Leff serves as a Class C member of the Board of Directors and has been nominated for re-election at our 2009 Annual Meeting of Stockholders to be held on June 5, 2009. As a result of the foregoing, Warburg is able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of March 31, 2009, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 63% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these stockholders may conflict with our interests or those of our other stockholders.

Future sales of securities may dilute the ownership interests of our current stockholders and cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of March 31, 2009, there were 56,680,167 shares of common stock outstanding. In addition, we have the ability to sell up to $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which we filed with the SEC on March 9, 2007. Up to 15,178,571 shares of our common stock are issued or issuable upon the release of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our Amended and Restated 2005 Equity Compensation Plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8. The remaining shares of common stock outstanding are not registered under the Securities Act of 1933 and may be resold in the public market only if registered or if there is an exemption from registration, such as Rule 144.

If some or all of such shares are sold into the public market over a short period of time, our current stockholders’ ownership interests may be diluted and the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.

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

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.4	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1	Amended and Restated Director Compensation Policy dated March 1, 2009 (Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed March 13, 2009).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: May 7, 2009	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer
(principal executive officer)

Date: May 7, 2009	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.4	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1	Amended and Restated Director Compensation Policy dated March 1, 2009 (Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed March 13, 2009).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.