Form 10-Q
period 2009-06-30
INSPIRE PHARMACEUTICALS INC
filed 2009-08-04
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009, there were 56,715,417 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

We own or have rights to various trademarks, copyrights and trade names used in our business. AzaSite® is a trademark owned by InSite Vision Incorporated. Restasis®, Elestat® and ProlacriaTM are trademarks owned by Allergan, Inc. This report also includes trademarks, service marks and trade names of other companies.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$17,802	$58,488
Investments	23,930	13,663
Trade receivables, net	18,732	16,544
Prepaid expenses and other receivables	3,881	4,186
Inventories, net	841	689
Other assets	258	357

Total current assets	65,444	93,927

Property and equipment, net	2,315	2,925
Investments	815	815
Intangibles, net	15,545	16,343
Other assets	112	214

Total assets	$84,231	$114,224

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,393	$9,843
Accrued expenses	18,496	13,142
Deferred revenue	3,347	—
Short-term debt and capital leases	19,165	18,430

Total current liabilities	47,401	41,415

Long-term debt	15,400	25,175
Other long-term liabilities	3,187	3,247

Total liabilities	65,988	69,837

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 56,715 and 56,672 shares issued and outstanding, respectively	57	57
Additional paid-in capital	407,575	404,991
Accumulated other comprehensive income/(loss)	(3)	(193)
Accumulated deficit	(389,386)	(360,468)

Total stockholders’ equity	$18,243	$44,387

Total liabilities and stockholders’ equity	$84,231	$114,224

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues:
Product sales, net	$7,587	$4,076	$13,773	$6,355
Product co-promotion and royalty	15,464	16,658	23,609	24,082
Collaborative research and development	—	1,250	—	1,250

Total revenue	23,051	21,984	37,382	31,687

Operating expenses:
Cost of sales	2,284	1,643	4,245	2,650
Research and development	13,557	9,808	25,824	24,605
Selling and marketing	11,789	12,915	24,809	29,120
General and administrative	4,233	3,493	8,053	7,039
Restructuring	48	—	1,979	—

Total operating expenses	31,911	27,859	64,910	63,414

Loss from operations	(8,860)	(5,875)	(27,528)	(31,727)

Other income/(expense):
Interest income	159	706	319	1,897
Interest expense	(810)	(1,193)	(1,709)	(2,445)

Other expense, net	(651)	(487)	(1,390)	(548)

Net loss	$(9,511)	$(6,362)	$(28,918)	$(32,275)

Basic and diluted net loss per common share	$(0.17)	$(0.11)	$(0.51)	$(0.57)

Weighted average common shares used in computing basic and diluted net loss per common share	56,687	56,601	56,683	56,577

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(28,918)	$(32,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	999	1,084
Depreciation of property and equipment	393	459
Asset impairment	484	—
Loss/(gain) on disposal of property and equipment	(1)	5
Allowance for doubtful accounts	3	—
Increase in inventory valuation reserve	—	200
Stock-based compensation expense	2,443	2,126
Changes in operating assets and liabilities:
Trade receivables	(2,191)	(6,990)
Prepaid expenses and other receivables	239	946
Inventories	(152)	(13)
Other assets	—	(45)
Accounts payable	(3,450)	(6,782)
Accrued expenses and other liabilities	5,345	(291)
Deferred revenue	3,347	2,260

Net cash used in operating activities	(21,459)	(39,316)

Cash flows from investing activities:
Purchase of investments	(19,728)	(2,574)
Proceeds from sale of investments	9,651	25,095
Purchase of property and equipment	(251)	(616)

Net cash provided by/(used in) investing activities	(10,328)	21,905

Cash flows from financing activities:
Issuance of common stock, net	141	42
Payments on notes payable and capital lease obligations	(9,040)	(5,369)

Net cash used in financing activities	(8,899)	(5,327)

Decrease in cash and cash equivalents	(40,686)	(22,738)
Cash and cash equivalents, beginning of period	58,488	101,892

Cash and cash equivalents, end of period	$17,802	$79,154

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

Inspire has incurred losses and negative cash flows from operations since inception. Based on current operating plans, the Company expects it has sufficient liquidity to continue its planned operations through the first quarter of 2010; however, additional third party funding or milestones will be necessary for its operations to continue throughout 2010 and beyond. The Company’s liquidity needs will largely be determined by the commercial success of its products and key development and regulatory events. In order to continue its operations substantially beyond 2009 it will need to: (1) successfully increase revenues; (2) obtain additional product candidate approvals, which would trigger milestone payments to the Company; (3) out-license rights to certain of its product candidates, pursuant to which the Company would receive income; (4) raise additional capital through equity or debt financings or from other sources; (5) reduce spending on one or more research and development programs; and/or (6) further restructure its operations. The Company currently receives revenue from sales of AzaSite (azithromycin ophthalmic solution) 1%, its co-promotion of Elestat (epinastine HCl ophthalmic solution) 0.05% and royalties on Restasis (cyclosporine ophthalmic emulsion) 0.05%. The Company will continue to incur operating losses until revenues reach a level sufficient to support ongoing operations.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended June 30, 2009 and 2008 does not include 218 and 185, respectively, and for the six months ended June 30, 2009 and 2008 does not include 156 and 221, respectively, of potential common shares, as their impact would be antidilutive.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone to InSite Vision Incorporated (“InSite Vision”). The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of June 30, 2009 and December 31, 2008, the Company had $3,455 and $2,657, respectively, in accumulated amortization related to this milestone.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of intangible assets based on an analysis of undiscounted cash flows over the remaining amortization period. If the review indicates that carrying values may not be recoverable, the Company will reduce the carrying values to the estimated fair value. The Company had no impairments of its intangible assets for the six months ended June 30, 2009 and 2008.

Debt

In December 2006, the Company entered into a loan and security agreement with two participating financial institutions, which provided a term loan facility to the Company in an aggregate amount of $40,000. In June 2007, the Company amended the loan and security agreement with the two participating financial institutions to enable the Company to draw upon a new supplemental term loan facility in the amount $20,000, effectively increasing the total term loan facility to $60,000. The Company has borrowed the full $60,000 available under the term loan facility. The interest rates associated with the individual borrowings under the facility range from approximately 7.6% to 8.0%. As of June 30, 2009, the Company had net borrowings under the term loan facility of $34,565. The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011.

The loan and security agreement contains a financial covenant that requires the Company to maintain certain levels of liquidity based on its cash, investment and account receivables balances, as well as negative covenants that may limit the Company from assuming additional indebtedness and entering into other transactions as defined in the agreement. In addition to other financial and non-financial covenants within the agreement, the agreement contains a subjective acceleration clause such that repayment could be accelerated upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. At June 30, 2009, the Company was in compliance with all of the covenants under its loan and security agreement.

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

Product Revenues

The Company recognizes revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment. In the United States, the Company sells AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial health care organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of June 30, 2009 and December 31, 2008, the Company had net reserves of approximately $2,967 and $1,302, respectively, for sales incentives.

In addition to SAB No. 104, the Company’s ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”), as issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if: (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in the Company’s return goods policy. The Company’s return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, the Company estimates the level of sales that will ultimately be returned pursuant to its return policy and records a related reserve at the time of sale. These amounts are deducted from the Company’s gross sales of AzaSite in determining its net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and the Company’s own historical experience with AzaSite. The Company also considers other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

introductions of competitive new products, among others. As of June 30, 2009 and December 31, 2008, the Company had net reserves of approximately $899 and $701, respectively, for potential returns of AzaSite.

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

Product Co-promotion and Royalty Revenues

The Company recognizes co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the co-promotion agreements, and as reported to Inspire by Allergan, Inc. (“Allergan”). Through the year ended December 31, 2008, the Company actively promoted both Restasis and Elestat through its commercial organization. As of January 1, 2009, the Company is no longer responsible for the co-promotion of Restasis, but the Company continues to receive royalties on Allergan’s net sales of Restasis. The Company’s co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s reported net sales to Inspire for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion and royalty revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. Calendar year 2009 is the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement. As of June 30, 2009 and 2008, the Company had deferred revenue associated with sales of Elestat of $3,347 and $2,631, respectively.

Collaborative Research and Development Revenues

The Company recognizes revenue under its collaborative research and development agreements when it has performed services under such agreements or when the Company or its collaborative partner have met a contractual milestone triggering a payment to the Company. The Company recognizes revenue from its research and development service agreements ratably over the estimated service period as related research and development costs are incurred

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by the Company’s management and the progress towards agreed upon development events as set forth in the collaborative agreements. These estimates are subject to revision as the Company’s development efforts progress and it gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by its collaborative partners or the Company. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of the Company’s collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, the Company’s revenue recognized under its collaborative research and development agreements may fluctuate significantly from period to period. No collaborative research and development revenues were recognized in the six months ended June 30, 2009. For the three months ended June 30, 2008, the Company recognized $1,250 of collaborative research and development revenue from Santen Pharmaceutical Co., Ltd. upon the completion of its Phase 3 clinical testing relating to its formulation of diquafosol tetrasodium.

Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $3 and $193 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at June 30, 2009 and December 31, 2008, respectively. Comprehensive loss consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(9,511)	$(6,362)	$(28,918)	$(32,275)
Change in unrealized gains/(losses) on investments	163	(90)	190	(54)

Total comprehensive loss	$(9,348)	$(6,452)	$(28,728)	$(32,329)

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for its commercial products and product candidates. Allergan is responsible for the manufacturing of both Restasis and Elestat and relies on single source manufacturers for the active pharmaceutical ingredients in both products. The Company relies on InSite Vision for the supply of the active pharmaceutical ingredient for AzaSite, which InSite Vision obtains from a single source manufacturer. The Company is responsible for the remaining finished product manufacturing of AzaSite, for which it relies on a single source manufacturer. Additionally, the Company relies upon a single third party to provide distribution services for AzaSite. The Company also relies upon one vendor as the sole manufacturer of the supply of active pharmaceutical ingredients for both Prolacria and denufosol. Delays in the manufacture or distribution of any product or manufacture of any product candidate could adversely impact the marketing of the Company’s products or the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacturing or the overall product supply chain of Restasis and Elestat.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 85% of all AzaSite product sales in the six months ended June 30, 2009 and fiscal 2008, respectively. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion and royalty revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Elestat and royalty revenue from net sales of Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

Risk from Generic Competition

The Company’s revenues are subject to risk due to generic product entrants. The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, the Company will no longer have rights to co-promote Elestat. The Company will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. The Company has been notified that Boehringer Ingelheim and Allergan received notices from four companies, advising that each company filed an Abbreviated New Drug Application for a generic version of Elestat. Restasis is protected under a use patent that expired on August 2, 2009 and a formulation patent that expires in May 2014. While a formulation patent may afford certain limited protection, following the expiration of the use patent, a competitor may attempt to gain FDA approval for a cyclosporine product using a different formulation some time after August 2, 2009. Furthermore, following the expiration of the formulation patent in 2014, a generic form of Restasis could be introduced into the market. If and when Restasis experiences competition from a cyclosporine product, including a generic cyclosporine product, the Company’s revenues attributable to Restasis may be significantly impacted.

3.	Inventories

The Company’s inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	June 30, 2009	December 31, 2008

Finished Goods	$115	$47
Work-in-Process	75	160
Raw Materials	661	492

Total Inventories	$851	$699
Less Valuation Reserve	(10)	(10)

Total Inventories, net	$841	$689

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

4.	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 for the quarter ending September 30, 2009. The Codification was not intended to change or alter existing GAAP, and as a result, will not have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through August 3, 2009, the date of the issuance of the accompanying condensed financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). The provisions of FSP No. FAS 157-4 became effective for the Company on April 1, 2009. The adoption of FSP No. FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP No. FAS 115-2 and FAS 124-2 became effective for the Company on April 1, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

5.	Restructuring

In March 2009, the Company announced that it had restructured its operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing its resources on the development of existing later-stage clinical programs and commercially available products. In connection with the restructuring, the Company recorded restructuring charges of $1,979 for the six months ended June 30, 2009, which are reported as a separate line item in the accompanying Condensed Statement of Operations. The Company recorded its restructuring activities in accordance with FASB Statement No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the components of the restructuring charges:

	Six months ended June 30, 2009
	Accruals	Non-cash items	Total

Facilities related	$255	$-	$255
Employee separation costs	1,072	-	1,072
Asset impairment	-	484	484
Contracts	168	-	168

Total Restructuring Charges	$1,495	$484	$1,979

Employee separation costs consist of one-time termination benefits, primarily severance costs, associated with the reduction in the Company’s workforce.

Asset impairments consist of property and equipment, primarily lab equipment, that was used for discovery and preclinical research activities at the Company’s facility. The Company performed an impairment analysis and determined that the carrying value of these idle assets exceeded their fair value and recorded an impairment charge of $484 to reduce these assets to estimated fair value of $305. Fair value was based on internally established estimates and the selling prices of similar assets.

Contract charges consist of costs associated with contractual commitments and work performed subsequent to the restructuring related to programs the Company no longer supports as part of its planned ongoing research and development activities.

Facility related charges consist of estimated losses associated with its leased facility space, primarily lab space, at the Company’s Durham, North Carolina headquarters that the Company no longer uses in its planned operations. The unoccupied leased space is approximately 14,000 square feet and the lease term is through January 2011. The Company used a discounted cash-flow analysis to calculate the amount of this liability. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of its ongoing lease obligations, including contractual rental commitments, build-out commitments and building operating costs, estimates of income from subleases, and market conditions for similar rental properties in its geographic area. The estimated cash flows were discounted using a credit-adjusted risk free rate of approximately 15%. The Company expects to incur approximately $45 of accretion expense over the term of the lease.

The following table sets forth activity in the restructuring liability for the six months ended June 30, 2009:

	Employee separation costs	Facilities related charges	Other restructuring charges	Total

Balance at December 31, 2008	$—	$—	$—	$—
Accruals	1,072	255	168	1,495
Payments	(853)	(45)	(168)	(1,066)

Balance at June 30, 2009	$219	$210	$—	$429

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

The Company has not elected the fair value option as permitted under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” for financial assets and liabilities existing at January 1, 2008 that were not already measured at fair value or newly transacted in the six months ended June 30, 2009 and the year ended December 31, 2008. Any future transacted financial assets or liabilities will be evaluated for the fair value election as prescribed by SFAS No. 159.

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

	Total Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Cash equivalents	$13,903	$13,903	$—
Investments:
Available-for-sale securities	23,930	—	23,930

Total	$37,833	$13,903	$23,930

	Total Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Cash equivalents	$53,062	$51,066	$1,996
Investments:
Available-for-sale securities	13,663	5,000	8,663

Total	$66,725	$56,066	$10,659

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Level 1 fair value measurements are based on quoted market prices in active markets and include U.S. government and agency securities. Level 1 cash equivalents consist of investments concentrated in money market funds which are primarily invested in U.S. Treasury securities. For the period ended December 31, 2008, Level 1 available-for-sale securities consisted of a U.S. Treasury security.

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

The following is a summary of the Company’s marketable debt securities which are classified as available-for-sale:

	June 30, 2009
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$23,933	$49	$(52)	$23,930

Total	$23,933	$49	$(52)	$23,930

	December 31, 2008
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$8,858	$5	$(200)	$8,663
U.S. Government and agencies	4,998	2	—	5,000

Total	$13,856	$7	$(200)	$13,663

The Company does not consider its available-for-sale investments to be other-than-temporarily impaired at June 30, 2009.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2009:

	Total Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Loss

Property and Equipment	$305	$—	$—	$305	$484

Impairments

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

As a result of its restructuring activity, the Company assessed the fair value of assets, primarily property and equipment associated with idle lab facilities, on a non-recurring basis. The fair value of these idle assets as of June 30, 2009 was based on internally established estimates and the selling prices of similar assets.

7.	Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). The FSP amends SFAS 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Company has adopted FSP SFAS 107-1 and APB 28-1 effective for the period ended June 30, 2009 and has provided the additional disclosures as required.

The fair values of the Company’s current assets and current liabilities (excluding the current portion of the Company’s long-term debt) approximate their reported carrying amounts. Please see Footnote No. 6, “Fair Value Measurements,” for additional information on the methods and assumptions used to estimate the fair value of the Company’s cash equivalents and available-for-sale securities.

Restricted deposits consist of cash and cash equivalents which collateralize letters of credit that are required under the terms of certain agreements to which the Company is involved. The carrying amount of these restricted deposits approximates fair value. The Company’s common stock investment is in a non-public entity for which fair value is not readily determinable. The investment is carried at cost and is subject to potential write-down for impairment whenever events or changes in circumstances indicate that the carrying value is not recoverable. Other long-term liabilities primarily represent deferred fees, credits and cost reimbursement arrangements. The carrying value of these liabilities approximates their fair values.

For the long-term debt that is not actively traded, fair values were estimated using discounted cash flow analyses based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. As of June 30, 2009 and December 31, 2008, the carrying amount of the Company’s long-term debt was $34,565 and $43,600, respectively. Based upon the discounted cash flow analyses, the estimated fair value of the Company’s long-term debt as of June 30, 2009 and December 31, 2008 was $33,065 and $41,221, respectively.

8.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” For the three months ended June 30, 2009 and 2008, the Company recognized total compensation expense of $1,245 and $1,072, respectively, and for the six months ended June 30, 2009 and 2008, the Company recognized total compensation expense of $2,443 and $2,126, respectively, related to its two equity compensation plans.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Total stock-based compensation was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Research and development	$324	$332	$643	$642
Selling and marketing	449	307	884	628
General and administrative	472	433	916	856

Total stock-based compensation expense	$1,245	$1,072	$2,443	$2,126

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the Amended and Restated 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, officers, employees and consultants. The 1995 Plan allows for the granting of non-qualified stock options and restricted stock to directors, officers, employees and consultants. The 2005 Plan allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At June 30, 2009, there were 457 and 1,710 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

	Stock Options for
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.02%	3.06%	1.71%	2.57%
Dividend yield	0%	0%	0%	0%
Expected volatility	69%	64%	71%	64%
Expected life of options (years)	4.5	4.6	4.2	4.2

Weighted average fair value of grants	$2.35	$2.12	$2.21	$2.02

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2008	9,531	$8.16	4.2	$253
Granted	1,159	4.05
Exercised	(35)	(4.00)
Forfeited/cancelled/expired	(462)	(7.99)

Outstanding at June 30, 2009	10,193	$7.72	3.9	$6,178

Vested and exercisable at June 30, 2009	6,801	$9.33	3.5	$2,137

Total intrinsic value of stock options exercised for the six months ended June 30, 2009 was $46. Cash received from stock option exercises for the six months ended June 30, 2009 was $141. Due to the Company’s net loss position, no windfall tax benefits have been realized during the six months ended June 30, 2009. As of June 30, 2009, approximately $7,304 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.0 years.

Information pertaining to the Company’s restricted stock units is provided in the table below:

As of June 30, 2009

Outstanding restricted stock units	175
Vested restricted stock units	70
Fair value of vested restricted stock units	$389

The value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the 175 outstanding restricted stock units had a total fair value of $728. Additionally, approximately $278 of unrecognized share-based compensation expense related to unvested restricted stock units is expected to be recognized over the next 2.1 years.

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

OVERVIEW

We are a biopharmaceutical company focused on researching, developing and commercializing prescription pharmaceutical products for ophthalmic and pulmonary diseases. Our goal is to build and commercialize a sustainable portfolio of innovative new products based on our technical and scientific expertise. The most advanced compounds in our clinical pipeline are Prolacria for dry eye and denufosol tetrasodium for cystic fibrosis, which are both in Phase 3 development, and AzaSite for blepharitis, which is in Phase 2 development. We receive revenue related to the promotion of AzaSite for bacterial conjunctivitis, co-promotion of Elestat for allergic conjunctivitis and royalties on Restasis for dry eye. Our portfolio of products and product candidates include:

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

In December 2003, we entered into an agreement with Allergan to co-promote Elestat in the United States and launched Elestat in the United States in February 2004. Under the agreement, we have the responsibility for promoting and marketing Elestat to ophthalmologists, optometrists and allergists in the United States and paying the associated costs. We receive co-promotion revenue from Allergan on its U.S. net sales of Elestat. Allergan records sales of Elestat and is responsible for other product costs. When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues from sales of Elestat will be minimal.

Subject to applicable law, competitors are permitted to submit to the FDA an Abbreviated New Drug Application, or ANDA, for a generic version of Elestat, due to the expiration of the marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008. We have been notified that Boehringer Ingelheim GmbH, or Boehringer Ingelheim, and Allergan received notices from four companies: Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc., and Sandoz Inc., advising that each company filed an ANDA for a generic version of Elestat. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). Furthermore, we have been notified by Allergan that Boehringer Ingelheim has decided not to file infringement lawsuits against the ANDA filers. Boehringer Ingelheim is the owner of a method of treatment patent related to Elestat, and we do not have a license to this patent.

We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs, which we currently expect to continue beyond 2009. See the risk factor entitled— “When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues from sales of

Elestat will be minimal”—for further discussion of the risk related to the ANDA filings pertaining to a generic version of Elestat.

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

The manufacture and sale of Restasis is protected in the United States under a use patent that expired August 2, 2009 and a formulation patent that expires in May 2014.

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

Under our agreement with Allergan, we are responsible for the development of Prolacria in the United States, and Allergan is responsible for the commercialization of Prolacria in the United States. If and when we receive FDA approval and Prolacria is launched, we expect to begin co-promoting this product. Pursuant to this agreement, Allergan is responsible for obtaining regulatory approval and for commercializing diquafosol tetrasodium in Europe and elsewhere globally with the exception of Asia.

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

In September 2008, we submitted a clinical protocol and request for Special Protocol Assessment, or SPA, to the FDA for a pivotal Phase 3 environmental trial with Prolacria. In January 2009, we reached agreement with the FDA on the design of a Phase 3 clinical trial for Prolacria and initiated enrollment in the trial. It is a Phase 3, randomized, placebo-controlled, environmental clinical trial (Trial 03-113) to evaluate the efficacy and safety of Prolacria in approximately 450 subjects with dry eye disease who have a fluorescein staining score of three in the central region of the cornea at baseline, using the National Eye Institute (NEI) scale of zero to three. Subjects are randomized to Prolacria or placebo administered as eye drops four-times daily for six weeks at approximately 60 U.S. and Canadian sites. As of July 24, 2009, there were approximately 345 patients enrolled in the trial. We are targeting completion of enrollment in the fall of 2009.

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

Estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $7 million to $11 million. This range includes costs for completing Trial 03-113, regulatory and consulting activities, salaries for development personnel, and other unallocated development costs, but excludes the cost of pre-launch inventory which is Allergan’s responsibility. If we are required to do, and if we elect to do any additional clinical work, our costs will be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate.

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

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. Denufosol tetrasodium is a first-in-class chloride channel activator that bypasses the primary lung defect in patients with cystic fibrosis. Denufosol is designed to enhance mucociliary clearance by increasing chloride secretion, stimulating mucin secretion and increasing ciliary beat frequency. These actions are critical to restore normal lung physiology, maintain pulmonary function, and delay the progression of pulmonary disease. We believe that our product candidate could be the first FDA-approved product that mitigates the underlying defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency.

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

Development Status.

TIGER 1: Our first Phase 3 clinical trial, TIGER-1 (Trial 08-108), with denufosol tetrasodium inhalation solution for the treatment of cystic fibrosis was a 24-week, double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in 352 patients with mild cystic fibrosis lung disease (FEV1 (Forced Expiratory Volume in One Second) (in liters) ≥ 75% predicted normal) at clinical centers across North America. This portion of the clinical trial was followed by a 24-week open-label denufosol-only safety extension.

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

In October 2008, we presented new data at the North American Cystic Fibrosis Conference which indicate that patients who continued to receive denufosol for an additional 24 weeks during the open-label extension experienced a progressive improvement in FEV1. Those patients who received denufosol for 48 weeks during TIGER-1 experienced a mean change from baseline in FEV1 of 115 ml at the end of the open-label safety extension, almost a two-and-a-half fold increase compared to the initial 48 ml increase at the end of the 24-week placebo-controlled portion of the trial.

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

A total of 315/352 (89%) patients completed the 24-week placebo-controlled phase of TIGER-1 and had the option to participate in the open-label extension, or OLE, phase in which all patients received denufosol for an additional 24 weeks. All of the patients but one (n=314) entered the OLE extension. The objective of the OLE phase was to evaluate the long-term safety of denufosol treatment among cystic fibrosis patients with FEV1 ≥ 75% predicted normal. The nature and incidence of adverse events, or AEs, reported during the OLE phase were similar to the placebo-controlled phase. In the TIGER-1 trial, there was no evidence of adverse effects on growth, clinical laboratory values or vital sign assessments with long-term denufosol treatment. Denufosol was well-tolerated over 48 weeks of dosing in the TIGER-1 trial.

The retention rate during the OLE phase was approximately 96%, with 302 patients completing the full 48 weeks. Twelve patients withdrew during the OLE phase, with only four withdrawals related to AEs. In the OLE phase, the most commonly reported AEs, which included cough, condition aggravated and productive cough, were similar to those reported during the placebo-controlled phase. The incidence of Serious Adverse Events, or SAEs, in the OLE phase was under 20% and the majority of SAEs were pulmonary exacerbations.

In TIGER-1, there were two definitions of pulmonary exacerbations in the protocol. Based on the primary protocol definition of an exacerbation as a patient experiencing at least four out of 12 defined signs and symptoms regardless of treatment, the frequency of pulmonary exacerbations was 23% in both the placebo-controlled phase and the OLE phase. Based on the secondary protocol definition of an exacerbation as a patient requiring treatment with IV antibiotics for a respiratory sign or symptom, the frequency of pulmonary exacerbations was 8% in the placebo-controlled phase and 13% in the OLE phase.

TIGER 2: In February 2008, we initiated patient enrollment in TIGER-2 (Trial 08-110), our second planned pivotal Phase 3 clinical trial, and in July 2008, we announced modifications to the clinical protocol for this ongoing clinical trial. As modified, the TIGER-2 clinical trial is a 48-week, double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in approximately 450 patients with FEV1 greater than or equal to 75% and less than or equal to 110% of predicted normal. The primary efficacy endpoint is the change from baseline in FEV1 (in liters) at the 48-week trial endpoint. Secondary endpoints include other lung function parameters, pulmonary exacerbations, requirements for concomitant cystic fibrosis medications and health related quality of life. Patients aged five years and older are eligible for enrollment. The use of standard cystic fibrosis maintenance therapies is permitted during the trial. Hypertonic saline is not permitted to be used by those patients enrolled in the clinical trial.

We currently have approximately 100 participating clinical trial sites across the United States, Canada, Australia and New Zealand. As of July 24, 2009, we had approximately 350 patients enrolled. We are targeting completion of TIGER-2 enrollment in 2009. Additionally, any patient who has successfully completed TIGER-2 may elect to participate in a follow-on, open-label denufosol-only 48-week clinical trial. As of July 24, 2009, 41 out of 47 patients (87%) who completed TIGER-2 have enrolled in the open-label, denufosol-only trial.

Other: In 2006, we completed a 52-week inhalation toxicology study in one animal species, and we have submitted the final study report to the FDA. There were no signs of pulmonary or systemic toxicity at doses well above the Phase 3 clinical dose. In 2009, we completed the required two-year inhalation carcinogenicity study in rats. Preliminary histopathology results from the carcinogenicity study indicated no evidence of a carcinogenic effect. We expect to receive the final study report for this carcinogenicity study in the second half of 2009.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $29 million to $38 million. This estimate includes completing TIGER-2, the subsequent open-label trial and the carcinogenicity study, as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes any additional clinical trials, costs to secure a secondary supplier for denufosol, the cost of pre-launch inventory and any product approval milestones payable to Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed.

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

We are also in discussions with additional third-party manufacturers for the purpose of establishing a secondary source of supply for denufosol. In connection with establishing a secondary source of supply, we are currently negotiating a license to intellectual property used by the current manufacturer in its manufacturing process.

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

Development Status. In late 2008, we sought input from numerous medical experts and evaluated our Phase 4 data along with market research on the prevalence and awareness of the disease to evaluate AzaSite’s potential opportunity as it relates to the treatment of blepharitis. In addition, we have had preliminary discussions with the FDA on potential regulatory pathways. Based on preliminary information gathered to date, we have decided to pursue a Phase 2 program to study AzaSite for the treatment of blepharitis.

In May 2009, we initiated two Phase 2 clinical trials to pursue a potential indication for the treatment of blepharitis. These clinical trials will evaluate various signs and symptoms of blepharitis as well as safety and tolerability. One clinical trial is a randomized, placebo-controlled, multi-center trial at approximately 30 clinical sites evaluating the safety and efficacy of two weeks of treatment with AzaSite compared to placebo in approximately 300 subjects with blepharitis (Trial 044-101). As of July 24, 2009, we had approximately 90 patients enrolled in this trial. The second clinical trial is a randomized, placebo-controlled, multi-center trial at approximately 30 clinical sites evaluating the safety and efficacy of four weeks of treatment with AzaSite compared to placebo in approximately 300 subjects with blepharitis (Trial 044-102). As of July 24, 2009, we had approximately 130 patients enrolled in this trial. We are targeting completion of enrollment in both AzaSite Phase 2 trials in the first quarter of 2010.

Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs that may be associated with clinical trials or a prospective NDA filing for this program.

Glaucoma product candidates

Overview. In November 2004, we licensed technology for use in developing and commercializing new treatments for glaucoma from Wisconsin Alumni Research Foundation, or WARF. In relation to this technology, we are evaluating new and existing compounds that are active in disrupting the acto-cytoskeleton of the trabecular meshwork as potential treatments for glaucoma. Our scientific hypothesis is that the mechanism of action may result in reduction of intraocular pressure, or IOP, by affecting the primary outflow pathway for aqueous humor.

Development Status. In the first quarter of 2007, we initiated a Phase 1 proof-of-concept placebo-controlled, dose-ranging clinical trial (Trial 032-101) for INS115644, the first compound in a series of compounds, in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in IOP. In September 2008, we initiated a Phase 1 proof-of-concept placebo-controlled, dose-ranging clinical trial (Trial 037-101) for a second compound, referred to as INS117548, to evaluate the safety, tolerability and IOP-lowering effects of INS117548 in approximately 80 subjects with early stage glaucoma or ocular hypertension. We have completed both of these trials and expect to have data in the third quarter of 2009. Based upon our R&D focus on our later-stage programs and the pending results of these clinical trials, we may explore the out-licensing of certain rights related to our glaucoma program.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 and 2008

Revenues

Total revenues were approximately $23.1 million for the three months ended June 30, 2009, as compared to approximately $22.0 million for the same period in 2008. The increase in 2009 revenue of approximately $1.1 million, or 5%, as compared to the same period in 2008, was primarily due to an increase in product revenue from net sales of AzaSite. Total revenues for the 2008 period also included the recognition of a development milestone of $1.25 million from Santen for its development of diquafosol tetrasodium in accordance with our development, license and supply agreement.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the three months ended June 30, 2009 were approximately $7.6 million, as compared to approximately $4.1 million for the same period in 2008. The increase in 2009 revenue for AzaSite of approximately $3.5 million, or 86%, as compared to the same period in 2008, was primarily due to increased patient and physician usage of AzaSite, evidenced by an increase of prescriptions year-over-year, as well as price increases for the product between the periods. For the three months ended June 30, 2009, based on prescription data from IMS Health, there were approximately 131,000 prescriptions written for AzaSite, representing approximately 3% of all prescriptions in the single agent ocular anti-infective market, defined as both branded and generic single-entity ocular antibiotics. In comparison, approximately 70,000 prescriptions were written for AzaSite in the same period in 2008, representing approximately 2% of all prescriptions in the single agent ocular anti-infective market. In addition, our market share in our primary call audience of eye care specialists, mainly ophthalmologists and optometrists, was approximately 8% as of June 30, 2009, as compared to approximately 3% as of June 30, 2008. Since launch, actual units of AzaSite dispensed have been slightly higher than the number of prescriptions as reported by IMS Health due to the issuance of multiple unit prescriptions by some physicians. For the three months ended June 30, 2009, the single agent ocular anti-infective market, in terms of prescriptions, increased approximately 3%, compared to the same period in 2008, based on data as reported by IMS Health.

During the second quarter of 2009, Bausch & Lomb, Inc. received FDA approval for Besivance™ (besifloxacin ophthalmic suspension) 0.6% for the treatment of bacterial conjunctivitis, and began commercializing this competitive product in the third quarter of 2009.

Product Co-Promotion and Royalty

Total co-promotion and royalty revenue was approximately $15.5 million for the three months ended June 30, 2009, as compared to approximately $16.7 million for the same period in 2008, representing a decrease of approximately $1.2 million, or 7%.

On December 24, 2008, we amended our agreement with Allergan such that we ceased co-promoting Restasis as of December 31, 2008. Notwithstanding the fact that we are no longer co-promoting Restasis, Allergan remains obligated to pay us royalties in relation to net sales of Restasis at the rates in effect prior to the December 2008 amendment. For the three months ended June 30, 2009 and 2008, Allergan recorded revenue from net sales of Restasis of approximately $121 million and $120 million, respectively. Our royalty revenue from net sales of Restasis for each of the three months ended June 30, 2009 and 2008 was $8.9 million. In July 2009, Allergan re-confirmed its 2009 guidance and expects net sales of Restasis to be in the range of $490-$510 million.

Co-promotion revenue from net sales of Elestat for the three months ended June 30, 2009 was $6.6 million, as compared to approximately $7.8 million for the same period in 2008. The decrease in co-promotion revenue from net sales of Elestat of $1.2 million, or 16%, as compared to the same period in 2008, was primarily due to the deferral of approximately $3.3 million of co-promotion revenue, as compared to $2.6 million of deferred revenue for the three months ended June 30, 2008. In addition, decreases in Elestat’s market share were partially offset by an annual price increase that became effective in the first quarter of 2009.

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

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Based upon national prescription data from IMS Health, for the three months ended June 30, 2009, Elestat prescriptions represented approximately 6% of the total U.S. allergic conjunctivitis market, as compared to approximately 7% in the same period in 2008. Based on current trends in prescriptions for Elestat, we expect our 2009 market share to remain relatively constant with 2008. Based upon monthly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions, decreased approximately 3% for the three months ended June 30, 2009, as compared to same period in 2008.

Collaborative Research and Development

In May 2008, Santen completed its Phase 3 clinical testing of their formulation of diquafosol tetrasodium, for which we received a milestone payment of $1.25 million. We did not receive any collaborative research and development revenue during the three months ended June 30, 2009.

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $2.3 million for the three months ended June 30, 2009, as compared to approximately $1.6 million for the same period in 2008. The increase in cost of sales of $641,000, or 39%, as compared to the same period in 2008, was primarily due to increased sales volume of AzaSite, which has resulted in increased royalties paid to InSite Vision. Through June 30, 2009, we paid a 20% royalty to InSite Vision on net sales of AzaSite in accordance with our licensing agreement. In July 2009, our royalty rate to InSite Vision on net sales of AzaSite increased from 20% to 25%. There are no additional scheduled increases to the royalty rate under our license agreement with InSite Vision.

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

Research and Development Expenses

Research and development expenses were approximately $13.6 million for the three months ended June 30, 2009, as compared to approximately $9.8 million for the same period in 2008. The increase in research and development expenses of approximately $3.8 million, or 38%, for the three months ended June 30, 2009, as compared to the same period in 2008, was primarily due to increased costs associated with our cystic fibrosis program and the initiation of our AzaSite for blepharitis Phase 2 program in the first quarter of 2009, partially offset by cost savings from our restructuring activities in the first quarter of 2009.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $11.8 million for the three months ended June 30, 2009, as compared to approximately $12.9 million for the same period in 2008. The decrease in selling and marketing expenses of approximately $1.1 million, or 9%, for the three months ended June 30, 2009, as compared to the same period in 2008, was due to an overall reduction in promotional and marketing activities, including Phase 4 clinical trial activities.

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

General and Administrative Expenses

General and administrative expenses were approximately $4.2 million for the three months ended June 30, 2009, as compared to approximately $3.5 million for the same period in 2008. The increase in general and administrative expenses of approximately $740,000, or 21%, for the three months ended June 30, 2009, as compared to the same period in 2008, was primarily due to an increase in consulting and general legal expenses.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Other Income/(Expense)

Other expense, net was approximately $651,000 for the three months ended June 30, 2009, as compared to other expense, net of approximately $487,000 in the same period in 2008. The increase in other expense, net of approximately $164,000 for the three months ended June 30, 2009, as compared to the same period in 2008, was due to decreased interest income partially offset by a decrease in interest expense. Interest income was negatively impacted due to lower average cash and investment balances combined with a lower rate of return during the three months ended June 30, 2009, as compared to the same period in 2008. The decrease in interest expense is the result of a lower average outstanding principal balance of our term loan facility during the three months ended June 30, 2009, as compared to the same period in 2008.

Six Months Ended June 30, 2009 and 2008

Revenues

Total revenues were approximately $37.4 million for the six months ended June 30, 2009, as compared to approximately $31.7 million for the same period in 2008. The increase in 2009 revenue of approximately $5.7 million, or 18%, as compared to the same period in 2008, was primarily due to an increase in product revenue from net sales of AzaSite, as well as increased royalty revenue from net sales of Restasis. Total revenues for the 2008 period included the recognition of a development milestone of $1.25 million from Santen for its development of diquafosol tetrasodium in accordance with our development, license and supply agreement, as previously discussed in this report. No milestone revenue has been recorded in 2009.

Product sales of AzaSite, net of rebates and discounts, for the six months ended June 30, 2009 were approximately $13.8 million, as compared to approximately $6.4 million for the same period in 2008, an increase of $7.4 million, or 117%.

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

Co-promotion and royalty revenue for the six months ended June 30, 2009 was comprised of approximately $17.0 million of royalty revenue from net sales of Restasis and $6.6 million of co-promotion revenue from net sales of Elestat. This compares to approximately $16.3 million of royalty revenue on net sales of Restasis and $7.8 million co-promotion revenue from net sales of Elestat for the same period in 2008. For the six months ended June 30, 2009, Allergan recorded approximately $231 million of revenue from net sales of Restasis, as compared to approximately $220 million for the same period in 2008.

As previously discussed in this report, for the six months ended June 30, 2008, we have deferred $3.3 million of co-promotion revenue associated with net sales of Elestat as the minimum annual 2009 target level had not been achieved. By comparison, we deferred approximately $2.6 million of co-promotion revenue associated with net sales of Elestat for the same period in 2008.

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

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $4.2 million for the six months ended June 30, 2009, as compared to approximately $2.7 million for the same period in 2008. Through June 30, 2009, we paid a 20% royalty to InSite Vision on net sales of AzaSite in accordance with our licensing agreement. In July 2009, our royalty rate to InSite Vision on net sales of AzaSite increased from 20% to 25%. There are no additional scheduled increases to the royalty rate under the license agreement with InSite Vision.

Certain costs included in cost of sales are subject to annual increases for which we have limited control. We expect that cost of sales will increase in relation to, but not proportionately to, the increases in revenue from sales of AzaSite.

Research and Development Expenses

Research and development expenses were approximately $25.8 million for the six months ended June 30, 2009, as compared to approximately $24.6 million for the same period in 2008. The increase in research and development expenses of approximately $1.2 million, or 5%, for the six months ended June 30, 2009, as compared to the same period in 2008, was primarily due increased costs associated with our cystic fibrosis program and the initiation of our AzaSite for blepharitis Phase 2 program in the first quarter of 2009, partially offset by the discontinuation of our allergic rhinitis program in the second quarter of 2008, as well as cost savings from our restructuring activities in the first quarter of 2009.

Our research and development expenses for the six months ended June 30, 2009 and 2008, and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Six Months Ended June 30,				Cumulative from Inception to June 30, 2009
	2009	%	2008	%		%

Denufosol tetrasodium for cystic fibrosis	$14,767	57	$8,827	36	$79,547	23

Prolacria (diquafosol tetrasodium) for dry eye disease	4,050	16	5,316	22	55,001	16

AzaSite for blepharitis	2,233	9	—	—	2,316	1

INS115644 and INS117548 for glaucoma and related research and development	1,180	5	1,965	8	16,072	5

AzaSite	855	3	1,321	5	17,074	5

Epinastine nasal spray for allergic rhinitis (1)	19	—	3,317	13	19,868	6

Other research, preclinical and development costs (2)	2,720	10	3,859	16	148,787	44

Total	$25,824	100	$24,605	100	$338,665	100

(1)	On April 23, 2008, we discontinued the development of epinastine nasal spray.
(2)	Other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs, discontinued and/or inactive programs. These unallocated costs include personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $24.8 million for the six months ended June 30, 2009, as compared to approximately $29.1 million for the same period in 2008. The decrease in selling and marketing expenses of approximately $4.3 million, or 15%, for the six months ended June 30, 2009, as compared to the same period in 2008, was due to an overall reduction in promotional and marketing activities, including Phase 4 clinical trial activities.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches. In addition, if we in-license or out-license rights to products, our selling and marketing expenses may fluctuate significantly from prior periods.

General and Administrative Expenses

General and administrative expenses were approximately $8.1 million for the six months ended June 30, 2009, as compared to approximately $7.0 million for the same period in 2008. The increase in general and administrative expenses of approximately $1.1 million, or 14%, for the six months ended June 30, 2009, as compared to the same period in 2008, was primarily due to an increase in consulting and general legal expenses.

Future general and administrative expenses will depend on the level and extent of support required to conduct our future research and development, commercialization, business development, and corporate activities.

Restructuring

In March 2009, we announced that we had restructured our operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing our resources on the development of existing later-stage clinical programs and commercially available products. In connection with the restructuring, we recorded restructuring charges of approximately $2.0 million for the six months ended June 30, 2009, which are reported in a separate line item in our Condensed Statement of Operations. Significant components of the restructuring charge were one-time termination benefits for employees impacted by the restructuring, estimated costs to write-down idle lab equipment to net realizable value, losses associated with leased facility space, primarily lab space that is now vacant, and costs to satisfy contract commitments related to activities and programs no longer associated with our supported programs and on-going operations. We expect that we may have some insignificant additional costs during 2009 associated with this restructuring related to fully decommissioning our lab facilities. As a result of this restructuring, cost savings for 2009 are expected to be approximately $3 million.

Other Income/(Expense)

Other expense, net was approximately $1.4 million for the six months ended June 30, 2009, as compared to other expense, net of approximately $548,000 in the same period in 2008. The increase in other expense, net of approximately $842,000 for the six months ended June 30, 2009, as compared to the same period in 2008, was due to decreased interest income partially offset by a decrease in interest expense. Interest income was negatively impacted due to lower average cash and investment balances combined with a lower rate of return during the six months ended June 30, 2009, as compared to the same period in 2008. The decrease in interest expense is the result of a lower average outstanding principal balance of our term loan facility during the six months ended June 30, 2009, as compared to the same period in 2008.

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

At June 30, 2009, we had net working capital of approximately $18.0 million, a decrease of approximately $34.5 million from approximately $52.5 million at December 31, 2008. The decrease in working capital was principally due to the funding of normal operating expenses associated with commercialization activities and the development of our product candidates, as well as principal and interest payments on our term loan facility. Our principal sources of liquidity at June 30, 2009 were approximately $17.8 million in cash and cash equivalents, approximately $23.9 million in investments, which are considered available-for-sale, and approximately $18.7 million in trade receivables.

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to

$40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $34.6 million was outstanding as of June 30, 2009. We make scheduled principal and interest payments on a monthly basis and all loan advances made under the agreement have a final maturity date in March 2011.

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

Operating cash utilization in 2009 is expected to be in the range of $50-$65 million, which incorporates $18 million of principal repayment on our outstanding debt. Based on current operating plans, we expect our cash and investments to provide liquidity through the first quarter of 2010; however, additional third party funding or milestones will be necessary for our operations to continue throughout 2010 and beyond.

Our need for additional working capital will largely be determined by the commercial success of our products and the successful and timely completion of our development programs. In order for us to continue operations substantially beyond 2009 we will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, which would trigger milestone payments to us, (3) out-license rights to certain of our product candidates, pursuant to which we would receive income, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) further restructure our operations. Additionally, we currently have the ability to sell approximately $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement which we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. The agreement also includes a subjective acceleration clause which provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. At June 30, 2009, we were in compliance with all of the covenants under our loan and security agreement and project that we will be throughout 2009. If significant additional liquidity is not generated through the various funding alternatives described above, we may not be in compliance with our covenants in the future.

CEO Succession Plan

We announced on July 31, 2009 that our President and CEO, Dr. Christy L. Shaffer, has informed the Board of Directors that she plans to step down from her executive positions once a successor is in place. Based on Dr. Shaffer’s plan, Inspire’s Board has initiated an external CEO search process, which is well underway. Dr. Shaffer has committed to the Board that she will remain in place during the hiring of her successor, ensure a smooth and orderly transition process and be available in an advisory role, as needed.

Off Balance Sheet Arrangements

As of June 30, 2009, we were not a party to any off-balance sheet arrangements.

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

Product Revenues

We recognize revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment. In the United States, we sell AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial health care organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. These sales incentive reserves are recorded in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer,” which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s product or services and therefore should be characterized as a reduction of the revenue recognized in the vendor’s income statement. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of June 30, 2009 and December 31, 2008, we had net reserves of approximately $3.0 million and $1.3 million, respectively, for sales incentives.

In addition to SAB No. 104, our ability to recognize revenue for sales of AzaSite is subject to the requirements of Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition When Right of Return Exists,” or SFAS No. 48, as issued by the Financial Accounting Standards Board, or FASB. SFAS No. 48 states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if: (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in our return goods policy. Our return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. In accordance with SFAS No. 48, we estimate the level of sales that will ultimately be returned pursuant to our return policy and record a related reserve at the time of sale. These amounts are deducted from our gross sales of AzaSite in determining our net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and our own historical experience with AzaSite. We also consider other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of June 30, 2009 and December 31, 2008, we had net reserves of approximately $899,000 and $701,000, respectively, for potential returns of AzaSite.

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

Product Co-promotion and Royalty Revenues

We recognize co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the co-promotion agreements, and as reported to us by Allergan. Through the year ended December 31, 2008, we actively promoted both Restasis and Elestat through our commercial organization. As of January 1, 2009, we are no longer responsible for the co-promotion of Restasis, but we continue to receive royalties on Allergan’s net sales of Restasis. Our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s reported net sales to us for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion and royalty revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. Calendar year 2009 is the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement. As of June 30, 2009 and 2008, we had deferred revenue associated with sales of Elestat of $3.3 million and $2.6 million, respectively.

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from our research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. No collaborative research and development revenues were recognized in the six months ended June 30, 2009. For the three months ended June 30, 2008, we recognized $1.25 million of collaborative research and development revenue from Santen upon the completion of its Phase 3 clinical testing relating to its formulation of diquafosol tetrasodium.

Inventories

Our inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of June 30, 2009, we had net reserves of $10,000 for potential overstocking.

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

Impact of Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 168. SFAS No. 168 establishes the “FASB Accounting Standards Codification,” or Codification, which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles, or GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS No. 168 for the quarter ending September 30, 2009. The Codification was not intended to change or alter existing GAAP, and as a result, will not have any impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by us during the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP No. FAS 157-4. FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly (i.e., a forced liquidation or distressed sale). The provisions of FSP No. FAS 157-4 became effective for us on April 1, 2009. The adoption of FSP No. FAS 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments,” or FSP No. FAS 115-2 and FAS 124-2. FSP No. FAS 115-2 and FAS 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP No. FAS 115-2 and FAS 124-2 became effective for us on April 1, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP No. FAS 107-1 and APB 28-1. The FSP amends SFAS 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The FSP also amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The provisions of FSP No. FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. We have adopted FSP No. FAS 107-1 and APB 28-1 and have provided the additional disclosures as required.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our term loan facility.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including United States government and government agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. As of June 30, 2009, cash equivalents consisted of $1.3 million in a money market account and $13.9 million in a money market fund. Our investment portfolio as of June 30, 2009 consisted solely of corporate notes and bonds and commercial paper and had an average maturity of less than 12 months, using the stated maturity. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At June 30, 2009, our portfolio of available-for-sale investments consisted of approximately $23.9 million of investments maturing within one year. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers.

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

Investment Risk

In addition to our normal investment portfolio, we have an investment in Parion Sciences, Inc. of $200,000 as of June 30, 2009. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the investment.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company. We have established policies and procedures for assessing market and foreign exchange risk. As of June 30, 2009, we did not have any material foreign currency hedges.

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

The manufacture and sale of Restasis is protected under a use patent that expired August 2, 2009 and a formulation patent that expires in May 2014. While a formulation patent may afford certain limited protection, following the expiration of the use patent, a competitor may attempt to gain FDA approval for a cyclosporine product using a different formulation some time after August 2, 2009. Furthermore, following the expiration of the formulation patent in 2014, a generic form of Restasis could be introduced into the market. If and when Restasis experiences competition from a cyclosporine product, including generics, our revenues attributable to Restasis may be significantly impacted.

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

When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues from sales of Elestat will be minimal.

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

In addition, we rely upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for both Prolacria and denufosol. Such sole manufacturer claims rights to intellectual property used in its manufacturing processes. Although we are currently negotiating a license in respect of these claimed rights, there can be no assurance of the success of these negotiations or the resulting terms. If we choose to use a different or an additional manufacturer without either acquiring rights to such intellectual property or successfully challenging such claims, the manufacture of Prolacria and denufosol by any other manufacturer may be delayed or may not be possible. The acquisition of such rights to intellectual property would likely entail the expenditure of significant funds. Delays in any aspect of implementing the manufacturing process could cause significant development delays and increased costs.

It would be time consuming and costly to identify and qualify new sources for manufacture of APIs or finished products. If our vendors were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market, which could delay or reduce revenues and result in loss of market share.

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

We are developing denufosol as an inhaled product designed to enhance the lung’s innate mucosal hydration and mucociliary clearance mechanisms by mitigating the underlying ion transport defect in the airways of patients with cystic fibrosis. The FDA has not published guidance on the drug approval process associated with such a product candidate. Furthermore, we are not aware of any FDA-approved product that mitigates the underlying ion transport defect in the airways of patients with cystic fibrosis. We cannot predict or guarantee the outcome or timing of our Phase 3 program for denufosol for cystic fibrosis. A significant amount of work will be required to advance denufosol through clinical testing, including satisfactory completion of additional clinical trials, toxicology and carcinogenicity studies. We may later decide to change the focus or timing of our Phase 3 program. Our TIGER-2 clinical trial for denufosol for cystic fibrosis may not be successful or unexpected safety concerns may emerge that would negatively change the risk/benefit profile for this product candidate.

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

In addition, in our current clinical trials, denufosol for the treatment of cystic fibrosis is administered by a standard nebulizer three times per day, but clinical data from our TIGER-1 clinical trial indicated that patients in that study administered the drug only 2.7 times per day, on average. Patients may prefer a smaller, more portable device or less frequent dose administration. Similar challenges may exist in identifying and developing appropriate and convenient dosing and methods of administration for our other product candidates. If the number of doses, or the method of dosing, is not convenient, patients may not use our product. Furthermore, if patients use our products at a dosing level that is less than the dosing level tested in our clinical trials, the drug may not be efficacious or may be less efficacious. In such cases, the patient may look for alternative therapies.

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

Medicare prescription drug coverage legislation and future legislative or regulatory reform of the health care system may affect our or our partners’ ability to sell products profitably.

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

Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage, impose prior authorization and other coverage restrictions, and negotiate payment levels for drugs which may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that we co-promote or sell will be covered by drug plans participating under the Medicare Part D program or, if covered, what the terms of any such coverage will be, or that the drugs will be reimbursed at amounts that reflect current or historical payment levels. Our results of operations could be materially adversely affected by the reimbursement changes emerging from Medicare prescription drug coverage legislation or from changes in the formularies or price negotiations with Part D drug plans. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting similar lower payment. Our products also can be impacted by state and federal legislative and regulatory changes in Medicaid reimbursement policy and in mandated levels of Medicaid drug rebates. Congress is considering proposals as part of health reform that would increase the drug rebate level paid by pharmaceutical manufacturers to Medicaid for brand-name drugs and make other changes that could result in larger pharmaceutical manufacturer rebate obligations. There can be no assurances that new federal or state policies will not increase our rebate obligation or lower Medicaid reimbursement levels for our products.

New federal or state drug payment changes or health care reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products. Congress also has enacted the American Recovery and Reinvestment Act, which included a major expansion of federal efforts to compare the effectiveness of different medical treatments, including pharmaceuticals, which eventually could impact Medicare and private payer coverage and payment policies. Also, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

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

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $64.9 million for the six months ended June 30, 2009 and $120.2 million for the year ended December 31, 2008. Our cash, cash equivalents and investments totaled approximately $42.5 million on June 30, 2009. Based on current operating plans, we expect our cash and investments to provide liquidity through the first quarter of 2010; however, additional third party funding or milestones will be necessary for our operations to continue throughout 2010 and beyond.

We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development and commercial activities. Many factors will influence our future capital requirements, including:

•	The number, breadth and progress of our research and development programs;

•	The level of activities relating to commercialization of our products;

•	The ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing or future collaborations and licensing agreements;

•	Progress by our collaborators with respect to the development of product candidates;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The timing and amount of debt repayment requirements;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to government, the Financial Industry Regulatory Authority, Inc., or other applicable investigations against us; and

•	The costs involved in enforcing patent claims and other intellectual property rights.

In addition, our capital requirements will depend upon:

•	The level of sales generated for AzaSite, Restasis and Elestat;

•	The receipt of revenue from Allergan on net sales of Restasis and Elestat;

•	The receipt of revenue from wholesalers and other customers on net sales of AzaSite;

•	The receipt or payment of milestone payments under our current collaborative agreements and any future collaborations;

•	The ability to obtain approval from the FDA for our product candidates; and

•	Payments from existing and future collaborators.

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

Our $60.0 million term loan facility is secured by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain minimum liquidity levels based on the balance of the outstanding advances. The agreement also includes a subjective acceleration clause that provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The agreement may affect our operations in several ways, including the following:

•	A portion of our cash flow from operations will be dedicated to the payment of the principal and interest on our indebtedness;

•	Our future cash flow may be insufficient to meet our required principal and interest payments;

•	We may need to raise additional capital in order to remain in compliance with the loan covenants;

•	Our ability to enter into certain transactions (including incurrences of indebtedness) may be limited; and

•	We may need to delay or reduce planned expenditures for clinical trials as well as other development and commercial activities if our current operations are not sufficient enough to service our debt.

Events of default under the loan and security agreement are not limited to, but include the following:

•	Payment default;

•	Covenant default;

•	A material adverse change in Inspire;

•	Breach of our agreements with Allegan; and

•	Judgments against us over a specified dollar amount.

In case of an uncured default, the following actions may be taken against us by the lending institutions:

•	All outstanding obligations associated with the term loan facility would be immediately due and payable;

•	Any of our balances and deposits held by the lending institutions would be applied to the obligation;

•	Balances and accounts at other financial institutions could be “held” or exclusive control could be transferred to the lending institutions; and

•	All collateral, as defined in the agreement, could be seized and disposed of.

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net operating losses of approximately $28.9 million for the six months ended June 30, 2009 and $51.6 million for the year ended December 31, 2008. As of June 30, 2009, our accumulated deficit was approximately $389.4 million. We currently expect to incur operating losses over the next several years. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

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

We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President and Chief Executive Officer and a director, and Thomas R. Staab, II, our Chief Financial Officer and Treasurer. If these people leave us, we may have difficulty conducting our operations. Dr. Shaffer has informed our Board of Directors that she intends to step down as our President and Chief Executive Officer once a successor is in place. There can be no assurance regarding the timing of succession of the President and Chief Executive Officer or the status of the external search process undertaken by our Board of Directors. Furthermore, there can be no assurance that our Board of Directors will be able to identify and hire an appropriately skilled and experienced executive to serve as our next President and Chief Executive Officer or that any person hired will have strong commercial biopharmaceutical experience. There can be no assurance that Dr. Shaffer will remain in place during the hiring of her successor, that a smooth and orderly transition process will occur or that Dr. Shaffer will be available to serve in an advisory role. We have not entered into agreements with any officers or any other members of our management and scientific staff that bind them to a specific period of employment. Our future success will depend in part on our ability to attract, hire or appoint, and retain additional personnel skilled or experienced in the pharmaceutical industry. There is significant competition for such qualified personnel and we may not be able to attract and retain such personnel.

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

If our intellectual property protection is inadequate, the development and any possible sales of our product candidates could suffer or competitors could force our products completely out of the market.

Our business and competitive position depends on our ability to continue to develop and protect our products and processes, proprietary methods and technology and to prevent others from infringing on our patents, trademarks and other intellectual property rights. Upon the expiration or loss of patent protection for a product, we or our applicable collaborative partners, may lose a significant portion of sales of that product in a short period of time as other companies manufacture generic forms of the previously protected product or manufacture similar products at lower cost, without having had to incur significant research and development costs in formulating the product. Therefore, our future financial success may depend in part on our and our partners obtaining patent protection for technologies incorporated into our products. We cannot assure that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and we cannot assure that any such patents will not be successfully challenged in the future. If we are unsuccessful in obtaining or preserving patent protection, or if any of our products rely on unpatented proprietary technology, we cannot assure that others will not commercialize products substantially identical to those products. We also believe that the protection of our trademarks is an important factor in product recognition and in our ability to maintain or increase market share. If we do not adequately protect our rights in our various trademarks from infringement, their value to us could be lost or diminished, seriously impairing our competitive position. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

Certain of our patents are use patents containing claims covering methods of treating disorders and diseases by administering therapeutic chemical compounds. Use patents may provide limited protection for commercial efforts in the United States, but may afford a lesser degree of protection, if any, in other countries due to their patent laws. Besides our use patents, we have patents and patent applications covering compositions (new chemical compounds), pharmaceutical formulations and processes for manufacturing our new chemical compounds. Many of the chemical compounds included in the claims of our use patents and process applications were known in the scientific community prior to our patent applications. None of our composition patents or patent applications covers these previously known chemical compounds, which are in the public domain. As a result, competitors may be able to commercialize products that use the same previously known chemical compounds used by us for the treatment of disorders and diseases not covered by our use patents. Such competitors’ activities may reduce our revenues.

Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates or technologies at any time. If we must defend a patent suit, or if we choose to initiate a suit to have a third-party patent declared invalid, we may need to make considerable expenditures of money and management time in litigation. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. We may be accused of patent infringement at any time. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others. Initiation of litigation may result in considerable expenditures of money and management time and may result in our patents being declared invalid. Further, we may need to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine the priority of invention of any of our technologies.

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

The market price of our common stock has been volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements made by us concerning results of clinical trials with our product candidates;

•	Announcements regarding the commercialization of AzaSite;

•	Announcements regarding FDA approval of Prolacria, denufosol or any of our product candidates;

•	Market acceptance and market share of AzaSite, Restasis and Elestat;

•	The timing of the introduction of a generic form of Elestat;

•	Duration of market exclusivity of AzaSite and Restasis;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions and/or investigations;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	FDA approval of other treatments for the same indication as any one of our product candidates;

•	Business development activities; and

•	Litigation.

Extreme price and volume fluctuations occur in the stock market from time to time that can particularly affect the prices of biotechnology companies. These extreme fluctuations are sometimes unrelated to the actual performance of the affected companies.

Warburg is able to exercise substantial control over our business.

Warburg Pincus Private Equity IX, L.P., or Warburg, holds 14,018,600 shares of our common stock, which represented approximately 25% of our outstanding common stock as of June 30, 2009. Warburg and its affiliates may acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities, without triggering the provisions of our stockholder rights plan. Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, Jonathan S. Leff serves as a Class C member of the Board of Directors. Pursuant to a Securities Purchase Agreement, dated July 17, 2007, for so long as Warburg owns at least 10% of the shares of common stock issued upon the exchange of Exchangeable Preferred Stock it acquired in July 2007, it will have subscription rights to acquire a pro rata amount of future issuances of equity securities by us, subject to certain exceptions. As a result of the foregoing, Warburg is able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of June 30, 2009, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 57% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

•	a merger or corporate combination with or into another company;

•	a sale of substantially all of our assets; and

•	amendments to our certificate of incorporation.

The decisions of these individual stockholders may conflict with our interests or those of our other stockholders.

Future sales and issuances of securities may dilute the ownership interests of our current stockholders and cause our stock price to decline.

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of June 30, 2009, there were 56,715,417 shares of our common stock outstanding. In addition, we have the ability to issue and may in the future issue, up to an additional $130 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale under an active shelf registration statement, which we filed with the SEC on March 9, 2007. Furthermore, we may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

Up to 15,178,571 shares of our common stock are issuable upon the release of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan and our Amended and Restated 2005 Equity Compensation Plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

If some or all of such shares are sold or otherwise issue into the public market over a short period of time, our current stockholders’ ownership interests may be diluted and the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales and issuances may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.

Our Rights Agreement, the provisions of our Change in Control Severance Benefit Plans, the anti-takeover provisions in our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws, standstill agreements, and our right to issue preferred stock, may discourage a third party from making a take-over offer that could be beneficial to us and our stockholders and may make it difficult for stockholders to replace our Board of Directors and effect a change in our management if they desire to do so.

In October 2002, we entered into a Rights Agreement with Computershare Trust Company. The Rights Agreement could discourage, delay or prevent a person or group from acquiring 15% or more of our common stock. The Rights Agreement provides that if a person acquires 15% or more of our common stock without the approval of our Board of Directors, all other stockholders will have the right to purchase securities from us at a price that is less than its fair market value, which would substantially reduce the value of our common stock owned by the acquiring person. As a result, our Board of Directors has significant discretion to approve or disapprove a person’s efforts to acquire 15% or more of our common stock. In connection with the transaction with Warburg, we and Computershare entered into a First Amendment to Rights Agreement which provides that Warburg and its affiliates will be exempt from the definition of an “Acquiring Person” under the Rights Agreement, unless Warburg or certain of its affiliates becomes the beneficial owner of the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities. In addition to Warburg’s ability to exercise substantial control over our business, the First Amendment to Rights Agreement could further discourage, delay or prevent a person or group from acquiring 15% or more of our common stock. As part of the same transaction with Warburg, we entered into a standstill agreement, dated July 20, 2007, pursuant to which Warburg and certain of its affiliates agreed for three years not to increase their holdings of our common stock beyond the levels described above in the First Amendment to Rights Agreement.

Our employees are covered under Change in Control Severance Benefit Plans which provide severance benefits in the event of a change of control that occurs prior to July 8, 2010, and in the event they are terminated after a change in control occurring on or after July 8, 2010. The plans would increase the acquisition costs to a purchasing company that triggers the change in control provisions and as a result, may discourage, delay or prevent a change in control.

Our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws contain provisions which could discourage, delay or prevent a third party from acquiring shares of our common stock or replacing members of our Board of Directors. Our Amended and Restated Certificate of Incorporation, as amended, allows our Board of Directors to issue shares of preferred stock. Our Board of Directors can determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As a result, our Board of Directors could make it difficult for a third party to acquire a majority of our outstanding voting stock. Since management is appointed by the Board of Directors, any inability to effect a change in the Board of Directors may result in the entrenchment of management.

Our Amended and Restated Certificate of Incorporation, as amended, also provides that the members of the Board will be divided into three classes. Each year, the terms of approximately one-third of the directors will expire. Our Amended and Restated Bylaws include director nomination procedures and do not permit our stockholders to call a special meeting of stockholders. The staggering of directors’ terms of office, the director nomination procedures and the inability of stockholders to call a special meeting may make it difficult for stockholders to remove or replace the Board of Directors should they desire to do so. The director nomination requirements include a provision that requires stockholders give advance notice to our Secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting. Our directors may be removed from our Board of Directors only for cause. These provisions may discourage, delay or prevent changes of control or management, either by third parties or by stockholders seeking to change control or management.

In the ordinary course of our business, from time to time we discuss possible collaborations, licenses and other transactions with various third parties, including pharmaceutical companies and biotechnology companies. When we deem it appropriate, we enter into standstill agreements with such third parties in relation to the discussions. These standstill agreements, several of which are currently in force, typically prohibit such parties from acquiring our securities for a period of time.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter a “business combination” with that person for three years without special approval, which could discourage a third party from making a take-over offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203. In connection with our prior sale of stock to Warburg, we agreed to waive Warburg’s acquisition of securities from the provisions of Section 203 of the Delaware General Corporation Law.

Item 4. Submission of Matters to a Vote of Security Holders

On June 5, 2009, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

1. Election of the following three directors to serve until the Annual Meeting of Stockholders to be held in 2012 and until their successors have been duly elected and qualified (there were no abstentions or broker non-votes in connection with the election of directors).

	For:	Withheld:

Alan F. Holmer	45,590,471	508,123
Nancy J. Hutson	45,879,168	219,426
Jonathan S. Leff	45,017,533	1,081,061

2. Ratification of the appointment of PricewaterhouseCoopers LLP by the Audit Committee of our Board of Directors as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009 (there were no broker non-votes in connection with the ratification of our independent registered public accounting firm).

For:	Against:	Abstain:

45,707,823	386,431	4,340

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.4	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1	Inspire Pharmaceuticals, Inc. Executive Change in Control Severance Benefit Plan, Amended and Restated as of July 8, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.2	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan, Amended and Restated as of July 8, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.3	Inspire Pharmaceuticals, Inc. Amended and 2005 Restated Equity Compensation Plan, as amended effective July 8, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.4	Form of 1995 Stock Plan Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.5	Form of Restricted Stock Unit Agreement Under the Amended and Restated 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.6	Form of Inspire Pharmaceuticals, Inc. 1995 Stock Plan Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.7	Form of Inspire Pharmaceuticals, Inc. 2005 Equity Compensation Plan Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: August 3, 2009	By:	/s/ Christy L. Shaffer
Christy L. Shaffer
President & Chief Executive Officer
(principal executive officer)

Date: August 3, 2009	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.4	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1	Inspire Pharmaceuticals, Inc. Executive Change in Control Severance Benefit Plan, Amended and Restated as of July 8, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.2	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan, Amended and Restated as of July 8, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.3	Inspire Pharmaceuticals, Inc. Amended and 2005 Restated Equity Compensation Plan, as amended effective July 8, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.4	Form of 1995 Stock Plan Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.5	Form of Restricted Stock Unit Agreement Under the Amended and Restated 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.6	Form of Inspire Pharmaceuticals, Inc. 1995 Stock Plan Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.7	Form of Inspire Pharmaceuticals, Inc. 2005 Equity Compensation Plan Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.