Form 10-Q
period 2009-09-30
INSPIRE PHARMACEUTICALS INC
filed 2009-11-06
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, there were 82,300,128 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

We own or have rights to various trademarks, copyrights and trade names used in our business. AzaSite® is a trademark owned by InSite Vision Incorporated. Restasis®, Elestat® and ProlacriaTM are trademarks owned by Allergan, Inc. This report also includes trademarks, service marks and trade names of other companies.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$84,364	$58,488
Investments	31,654	13,663
Trade receivables, net	20,358	16,544
Prepaid expenses and other receivables	4,725	4,186
Inventories, net	1,417	689
Other assets	206	357

Total current assets	142,724	93,927

Property and equipment, net	3,600	2,925
Investments	24,250	815
Intangibles, net	15,147	16,343
Other assets	80	214

Total assets	$185,801	$114,224

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,406	$9,843
Accrued expenses	18,949	13,142
Deferred revenue	1,219	—
Short-term debt and capital leases	19,551	18,430

Total current liabilities	52,125	41,415

Long-term debt	10,369	25,175
Other long-term liabilities	3,156	3,247

Total liabilities	65,650	69,837

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 82,300 and 56,672 shares issued and outstanding, respectively	82	57
Additional paid-in capital	517,965	404,991
Accumulated other comprehensive income/(loss)	(17)	(193)
Accumulated deficit	(397,879)	(360,468)

Total stockholders’ equity	$120,151	$44,387

Total liabilities and stockholders’ equity	$185,801	$114,224

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues:
Product sales, net	$9,041	$4,721	$22,814	$11,076
Product co-promotion and royalty	16,127	15,231	39,736	39,313
Collaborative research and development	—	—	—	1,250

Total revenue	25,168	19,952	62,550	51,639

Operating expenses:
Cost of sales	3,032	1,624	7,277	4,274
Research and development	15,300	9,796	41,124	34,401
Selling and marketing	11,323	13,817	36,132	42,937
General and administrative	3,410	3,748	11,463	10,787
Restructuring	35	—	2,014	—

Total operating expenses	33,100	28,985	98,010	92,399

Loss from operations	(7,932)	(9,033)	(35,460)	(40,760)

Other income/(expense):
Interest income	151	534	470	2,431
Interest expense	(712)	(1,120)	(2,421)	(3,565)

Other expense, net	(561)	(586)	(1,951)	(1,134)

Net loss	$(8,493)	$(9,619)	$(37,411)	$(41,894)

Basic and diluted net loss per common share	$(0.12)	$(0.17)	$(0.61)	$(0.74)

Weighted average common shares used in computing basic and diluted net loss per common share	71,168	56,621	61,564	56,592

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(37,411)	$(41,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,481	1,616
Depreciation of property and equipment	571	699
Asset impairment	484	—
Loss/(gain) on disposal of property and equipment	(1)	6
Allowance for doubtful accounts	3	—
Increase in inventory valuation reserve	—	200
Stock-based compensation expense	3,738	3,251
Changes in operating assets and liabilities:
Trade receivables	(3,817)	(5,138)
Prepaid expenses and other receivables	(632)	197
Inventories	(728)	308
Other assets	—	(45)
Accounts payable	2,136	(7,964)
Accrued expenses and other liabilities	5,665	(646)
Deferred revenue	1,219	(371)

Net cash used in operating activities	(27,292)	(49,781)

Cash flows from investing activities:
Purchase of investments	(60,776)	(2,580)
Proceeds from sale of investments	19,526	30,693
Purchase of property and equipment	(1,158)	(636)

Net cash provided by/(used in) investing activities	(42,408)	27,477

Cash flows from financing activities:
Proceeds from the sale of common stock, net	109,000	—
Issuance of common stock, net	261	53
Payments on notes payable and capital lease obligations	(13,685)	(9,695)

Net cash provided by/(used in) financing activities	95,576	(9,642)

Increase/(decrease) in cash and cash equivalents	25,876	(31,946)
Cash and cash equivalents, beginning of period	58,488	101,892

Cash and cash equivalents, end of period	$84,364	$69,946

Supplemental disclosure of non-cash investing activities:
Capitalized equipment acquired, not paid	$555	$—

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

Inspire has incurred losses and negative cash flows from operations since inception. Based on current operating plans, the Company expects it has sufficient liquidity to continue its planned operations beyond 2010. The Company’s liquidity needs will largely be determined by the commercial success of its products and key development and regulatory events. In order to continue its operations substantially beyond 2010 it will need to: (1) successfully increase revenues; (2) obtain additional product candidate approvals; (3) out-license rights to certain of its product candidates; (4) raise additional capital through equity or debt financings or from other sources; (5) reduce spending on one or more research and development programs; and/or (6) further restructure its operations. The Company currently receives revenue from sales of AzaSite (azithromycin ophthalmic solution) 1%, its co-promotion of Elestat (epinastine HCl ophthalmic solution) 0.05% and royalties on Restasis (cyclosporine ophthalmic emulsion) 0.05%. The Company will continue to incur operating losses until revenues reach a level sufficient to support ongoing operations.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

months ended September 30, 2009 and 2008 does not include 535 and 198, respectively, and for the nine months ended September 30, 2009 and 2008 does not include 219 and 213, respectively, of potential common shares, as their impact would be antidilutive.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone to InSite Vision Incorporated (“InSite Vision”). The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of September 30, 2009 and December 31, 2008, the Company had $3,853 and $2,657, respectively, in accumulated amortization related to this milestone.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of intangible assets based on an analysis of undiscounted cash flows over the remaining amortization period. If the review indicates that carrying values may not be recoverable, the Company will reduce the carrying values to the estimated fair value. The Company had no impairments of its intangible assets for the nine months ended September 30, 2009 and 2008.

Debt

In December 2006, the Company entered into a loan and security agreement with two participating financial institutions, which provided a term loan facility to the Company in an aggregate amount of $40,000. In June 2007, the Company amended the loan and security agreement with the two participating financial institutions to enable the Company to draw upon a new supplemental term loan facility in the amount $20,000, effectively increasing the total term loan facility to $60,000. The Company has borrowed the full $60,000 available under the term loan facility. The interest rates associated with the individual borrowings under the facility range from approximately 7.6% to 8.0%. As of September 30, 2009, the Company had net borrowings under the term loan facility of $29,920. The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011.

The loan and security agreement contains a financial covenant that requires the Company to maintain certain levels of liquidity based on its cash, investment and account receivables balances, as well as negative covenants that may limit the Company from assuming additional indebtedness and entering into other transactions as defined in the agreement. In addition to other financial and non-financial covenants within the agreement, the agreement contains a subjective acceleration clause such that repayment could be accelerated upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. At September 30, 2009, the Company was in compliance with all of the covenants under its loan and security agreement.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Revenue Recognition

The Company records all of its revenue from: (1) sales of AzaSite; (2) product co-promotion activities and earned royalties; and (3) collaborative research agreements when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Product Revenues

The Company recognizes revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment. In the United States, the Company sells AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial health care organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of September 30, 2009 and December 31, 2008, the Company had net reserves of approximately $3,690 and $1,302, respectively, for sales incentives.

The Company’s ability to recognize revenue for sales of AzaSite is subject to Financial Accounting Standards Board (“FASB”) authoritative guidance regarding revenue recognition when the right of return exists. The guidance states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if: (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in the Company’s return goods policy. The Company’s return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. The Company estimates the level of sales that will ultimately be returned pursuant to its return policy and records a related reserve at the time of sale. These amounts are deducted from the Company’s gross sales of AzaSite in determining its net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and the Company’s own historical experience with AzaSite. The Company also considers other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of September 30, 2009 and December 31, 2008, the Company had net reserves of approximately $1,141 and $701, respectively, for potential returns of AzaSite.

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

Product Co-promotion and Royalty Revenues

The Company recognizes co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the co-promotion agreements, and as reported to Inspire by Allergan, Inc. (“Allergan”). Through the year ended December 31, 2008, the Company actively promoted both Restasis and Elestat through its commercial organization. As of January 1, 2009, the Company is no longer responsible for the co-promotion of Restasis, but the Company continues to receive royalties on Allergan’s net sales of Restasis. The Company’s co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s reported net sales to Inspire for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion and royalty revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, the Company records revenues using a reduced percentage of net sales based upon its level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. Calendar year 2009 is the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement. As of September 30, 2009 the Company had deferred revenue associated with sales of Elestat of $1,219.

Collaborative Research and Development Revenues

The Company recognizes revenue under its collaborative research and development agreements when it has performed services under such agreements or when the Company or its collaborative partner have met a contractual milestone triggering a payment to the Company. The Company recognizes revenue from its research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by the Company’s management and the progress towards agreed upon development events as set forth in the collaborative agreements. These estimates are subject to revision as the Company’s development efforts progress and it gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

revenue related to ongoing research and development services is modified on a prospective basis. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by its collaborative partners or the Company. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of the Company’s collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, the Company’s revenue recognized under its collaborative research and development agreements may fluctuate significantly from period to period. No collaborative research and development revenues were recognized in the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the Company recognized $1,250 of collaborative research and development revenue from Santen Pharmaceutical Co., Ltd. upon the completion of its Phase 3 clinical testing relating to its formulation of diquafosol tetrasodium.

Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $17 and $193 of unrealized losses on its investments that are classified as accumulated other comprehensive loss at September 30, 2009 and December 31, 2008, respectively. Comprehensive loss consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(8,493)	$(9,619)	$(37,411)	$(41,894)
Change in unrealized gains/(losses) on investments	(14)	(482)	176	(536)

Total comprehensive loss	$(8,507)	$(10,101)	$(37,235)	$(42,430)

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

The Company relies upon one vendor as the sole manufacturer of the supply of active pharmaceutical ingredients for both Prolacria and denufosol; however, the Company has initiated development of a secondary supplier for denufosol.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 85% of all AzaSite product sales in the nine months ended September 30, 2009 and fiscal 2008, respectively, and account for 29% of the Company’s outstanding trade receivables as of September 30, 2009. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion and royalty revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Elestat and royalty revenue from net sales of Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan and account for 69% of the Company’s outstanding trade receivables as of September 30, 2009. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

Risk from Generic Competition

The Company’s revenues are subject to risk due to generic product entrants. The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, the Company will no longer have rights to co-promote Elestat. The Company will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. The Company has been notified that Boehringer Ingelheim and Allergan received notices from four companies, advising that each company filed an Abbreviated New Drug Application (“ANDA”) for a generic version of Elestat. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008.

Following the expiration of a use patent in August 2009, the manufacture and sale of Restasis is protected in the United States by a formulation patent that expires in May 2014. While a formulation patent may afford certain limited protection, a competitor may attempt to gain FDA approval for a cyclosporine product using a different formulation. Furthermore, following the expiration of the formulation patent in 2014, a generic form of Restasis could be introduced into the market. If and when Restasis experiences competition from a cyclosporine product, including a generic cyclosporine product, the Company’s revenues attributable to Restasis may be significantly impacted.

3.	Stockholders’ Equity – Common Stock Sale

In August 2009, the Company completed a public offering of 25,556 shares of its common stock at a price of $4.50 per share, which included the underwriter’s over-allotment allocation of an additional 3,333 shares, for gross proceeds of $115,000. Net proceeds were $109,000, after deducting underwriting discounts and estimated offering expenses, including reimbursing Warburg Pincus Private Equity IX, L.P. (“Warburg”), a related party, for $500 of expenses incurred. Warburg purchased $40,000, or 8,889 shares, of the common stock offering for total holdings of 22,907 shares of the Company’s common stock, which represented approximately 28% of the Company’s outstanding stock as of September 30, 2009.

The sale of the shares was made pursuant to the Company’s registration statement on Form S-3 filed with the SEC on March 9, 2007, which provided the Company the ability to sell approximately $130,000 of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Amendment No. 1 to Standstill Agreement

In connection with its initial investment in Inspire, on July 20, 2007, the Company and Warburg entered into a Standstill Agreement pursuant to which Warburg and certain of its affiliates agreed for three years not to increase their holdings of Inspire’s voting securities beyond the lesser of: (x) 32.5% of Inspire’s voting securities on a fully diluted basis and (y) 34.9% of Inspire’s then outstanding voting securities. On August 4, 2009, the Company and Warburg entered into Amendment No. 1 to the Standstill Agreement extending its term until August 4, 2012.

4.	Inventories

The Company’s inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	September 30, 2009	December 31, 2008
Finished Goods	$166	$47
Work-in-Process	317	160
Raw Materials	944	492

Total Inventories	$1,427	$699
Less Valuation Reserve	(10)	(10)

Total Inventories, net	$1,417	$689

5.	Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance regarding revenue arrangements with multiple deliverables. The guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance further eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. The new guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of adopting this new guidance.

In August 2009, the FASB issued authoritative guidance regarding measuring liabilities at fair value. The authoritative guidance sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available. It also clarifies transfer restrictions on the fair value of a liability and the ability to use the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability. The authoritative guidance is effective for interim and annual periods beginning after August 26, 2009. The Company has assessed the impact of this new guidance and expects no material impact to its financial statements upon adoption.

In May 2009, the FASB issued authoritative guidance regarding subsequent events. The authoritative guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The authoritative guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

the financial statements were issued or were available to be issued. The authoritative guidance is effective for interim and annual periods ending after June 15, 2009. The Company has evaluated subsequent events through November 6, 2009, the date of issuance of the accompanying condensed financial statements.

In April 2009, the FASB issued authoritative guidance to aid in determining fair value when the volume and level of activity for the assets or liabilities have significantly decreased and when identifying transactions are not orderly, such as a forced liquidation or distressed sale. The authoritative guidance became effective for the Company on April 1, 2009, and the adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on the recognition and presentation of other-than-temporary impairments. The authoritative guidance incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The authoritative guidance became effective for the Company on April 1, 2009 and the adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

6.	Restructuring

In March 2009, the Company announced that it had restructured its operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing its resources on the development of existing later-stage clinical programs and commercially available products. In connection with the restructuring, the Company recorded restructuring charges of $2,014 for the nine months ended September 30, 2009, which are reported as a separate line item in the accompanying Condensed Statement of Operations. The Company recorded its restructuring activities in accordance with FASB authoritative guidance regarding the accounting for the impairment and disposal of long-lived assets and the accounting for costs associated with exit or disposal activities.

The following table summarizes the components of the restructuring charges:

	Nine months ended September 30, 2009
	Accruals	Non-cash items	Total
Facilities related	$255	$—	$255
Employee separation costs	1,072	—	1,072
Asset impairment	—	484	484
Contracts	203	—	203

Total Restructuring Charges	$1,530	$484	$2,014

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

Facility related charges consist of estimated losses associated with leased facility space, primarily lab space, at the Company’s Durham, North Carolina headquarters that the Company no longer uses in its planned operations. The unoccupied leased space is approximately 14,000 square feet and the lease term is through January 2011. The Company used a discounted cash-flow analysis to calculate the amount of this liability. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of its ongoing lease obligations, including contractual rental commitments, build-out commitments and building operating costs, estimates of income from subleases, and market conditions for similar rental properties in its geographic area. The estimated cash flows were discounted using a credit-adjusted risk free rate of approximately 15%. The Company expects to incur approximately $45 of accretion expense over the term of the lease.

The following table sets forth activity in the restructuring liability for the nine months ended September 30, 2009:

	Employee separation costs	Facilities related charges	Other restructuring charges	Total
Balance at December 31, 2008	$—	$—	$—	$—
Accruals	1,072	255	203	1,530
Payments	(1,016)	(82)	(203)	(1,301)

Balance at September 30, 2009	$56	$173	$—	$229

The liability associated with employee separation costs will be fully paid by the end of fiscal 2009. The liability associated with facilities will be reduced as monthly rental payments are made through the lease term, which ends in January 2011.

7.	Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with FASB authoritative guidance. Under the guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the market participant assumptions that would be used in pricing the asset or liability based on the best information available in the circumstances. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). As of January 1, 2009, the Company adopted the guidance for its fair value measure of non-financial assets and liabilities and there was no material impact.

The Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 that were not already measured at fair value or newly transacted in the nine months ended September 30, 2009 and the year ended December 31, 2008. Any future transacted financial assets or liabilities will be evaluated for the fair value election.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following fair value hierarchy tables present information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

	Total Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Cash equivalents	$76,959	$76,959	$—
Investments:
Available-for-sale securities	55,089	7,201	47,888

Total	$132,048	$84,160	$47,888

	Total Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents	$53,062	$51,066	$1,996
Investments:
Available-for-sale securities	13,663	5,000	8,663

Total	$66,725	$56,066	$10,659

Level 1 fair value measurements are based on quoted market prices in active markets and include U.S. government and agency securities. Level 1 cash equivalents consist of investments concentrated in money market funds which are primarily invested in U.S. Treasury securities. Level 1 available-for-sale securities consisted of investments in U.S. Government and Agency securities.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following is a summary of the Company’s marketable debt securities which are classified as available-for-sale:

	September 30, 2009
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$51,405	$38	$(55)	$51,388
U.S. Government and agencies	3,701	—	—	3,701

Total	$55,106	$38	$(55)	$55,089

	December 31, 2008
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds and commercial paper	$8,858	$5	$(200)	$8,663
U.S. Government and agencies	4,998	2	—	5,000

Total	$13,856	$7	$(200)	$13,663

The Company does not consider its available-for-sale investments to be other-than-temporarily impaired at September 30, 2009.

The following fair value hierarchy table presents information about the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2009:

	Total Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Loss
Property and Equipment Impairments	$305	$—	$—	$305	$484

As a result of its restructuring activity, the Company assessed the fair value of assets, primarily property and equipment associated with idle lab facilities, on a non-recurring basis. The fair value of these idle assets as of September 30, 2009 was based on internally established estimates and the selling prices of similar assets.

8.	Fair Value of Financial Instruments

In April 2009, the FASB issued authoritative guidance to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The authoritative guidance is effective for interim periods ending after June 15, 2009 and the Company has provided the additional disclosures as required.

The fair values of the Company’s current assets and current liabilities (excluding the current portion of the Company’s long-term debt) approximate their reported carrying amounts. Please see Footnote No. 7, “Fair Value

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Measurements,” for additional information on the methods and assumptions used to estimate the fair value of the Company’s cash equivalents and available-for-sale securities.

Restricted deposits of $615 consist of cash and cash equivalents which collateralize letters of credit that are required under the terms of certain agreements to which the Company is involved. The carrying amount of these restricted deposits approximates fair value. The Company’s common stock investment of $200 is in a non-public entity for which fair value is not readily determinable. The investment is carried at cost and is subject to potential write-down for impairment whenever events or changes in circumstances indicate that the carrying value is not recoverable. Other long-term liabilities primarily represent deferred fees, credits and cost reimbursement arrangements. The carrying value of these liabilities approximates their fair values.

For the long-term debt that is not actively traded, fair values were estimated using discounted cash flow analyses based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. As of September 30, 2009 and December 31, 2008, the carrying amount of the Company’s long-term debt was $29,920 and $43,600, respectively. Based upon the discounted cash flow analyses, the estimated fair value of the Company’s long-term debt as of September 30, 2009 and December 31, 2008 was $28,786 and $41,221, respectively.

9.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$317	$331	$960	$973
Selling and marketing	476	368	1,360	996
General and administrative	502	426	1,418	1,282

Total stock-based compensation expense	$1,295	$1,125	$3,738	$3,251

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the Amended and Restated 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, officers, employees and consultants. The 1995 Plan allows for the granting of non-qualified stock options and restricted stock to directors, officers, employees and consultants. The 2005 Plan allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At September 30, 2009, there were 443 and 1,311 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

Basis for Fair Value Estimate of Share-Based Payments

The Company uses its own historical volatility to estimate its future volatility. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The Company utilizes the simplified method of calculating the expected life of options for grants made to its employees under the 1995 Plan and 2005 Plan in accordance with authoritative guidance due to the lack of adequate historical data with regard to exercise activity on options. For options granted to directors under the 1995 Plan or the 2005 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 1995 Plan and the 2005 Plan until such time that adequate historical data is available. The Company estimates the forfeiture rate based on its historical experience. These estimates will be revised in future periods if actual forfeitures differ from the estimate. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

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

	Stock Options for
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	1.94%	2.78%	1.78%	2.64%
Dividend yield	0%	0%	0%	0%
Expected volatility	71%	66%	71%	64%
Expected life of options (years)	3.6	3.6	4.0	4.0

Weighted average fair value of grants	$2.35	$2.15	$2.25	$2.06

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	9,531	$8.16	4.2	$253
Granted	1,638	4.21
Exercised	(64)	(4.06)
Forfeited/cancelled/expired	(529)	(8.47)

Outstanding at September 30, 2009	10,576	$7.56	3.7	$4,873

Vested and exercisable at September 30, 2009	7,182	$9.04	3.3	$1,688

Total intrinsic value of stock options exercised for the nine months ended September 30, 2009 was $99. Cash received from stock option exercises for the nine months ended September 30, 2009 was $261. Due to the Company’s net loss position, no windfall tax benefits have been realized during the nine months ended September 30, 2009. As of September 30, 2009, approximately $7,010 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.0 years.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Information pertaining to the Company’s restricted stock units is provided in the table below:

As of September 30, 2009

Outstanding restricted stock units	175
Vested restricted stock units	105
Fair value of vested restricted stock units	$548

The value of restricted stock units granted is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. At the date of grant, the 175 outstanding restricted stock units had a total fair value of $728. Additionally, approximately $243 of unrecognized share-based compensation expense related to unvested restricted stock units is expected to be recognized over the next 1.8 years.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our product candidates and retention of key employees. In order for any of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements, obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will have sufficient funding to meet our future capital requirements. Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. The most significant known risks are discussed in the section entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

In February 2007, we entered into a license agreement with InSite Vision Incorporated, or InSite Vision, pursuant to which we acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin as the sole active ingredient, for use in the treatment of human ocular or ophthalmic indications. The license agreement grants us exclusive rights to develop, make, use, market, commercialize and sell the products in the United States and Canada. We are obligated to pay InSite Vision royalties on net sales of AzaSite in the United States and Canada.

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

We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs. We do not know when the FDA will complete its review and we do not expect to be notified by any party prior to any approval. See the risk factor entitled—“When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-

promote Elestat will no longer be in effect, and our revenues from sales of Elestat will be minimal”—for further discussion of the risk related to the ANDA filings pertaining to a generic version of Elestat.

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

In June 2001, we entered into an agreement with Allergan to develop and commercialize our product candidate, Prolacria (diquafosol tetrasodium), for the treatment of dry eye disease. The agreement also provides us with a royalty on worldwide (except most Asian markets) net sales of Allergan’s Restasis and granted us the right to co-promote Restasis in the United States. We co-promoted Restasis from 2004 through 2008, at which time we amended our agreement with Allergan such that we ceased co-promoting Restasis. Notwithstanding the fact that we are no longer co-promoting Restasis, Allergan remains obligated to pay us royalties in relation to net sales of Restasis at rates that were in effect prior to the December 2008 amendment.

Following the expiration of a use patent in August 2009, the manufacture and sale of Restasis is protected in the United States by a formulation patent that expires in May 2014.

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

In September 2008, we submitted a clinical protocol and request for Special Protocol Assessment, or SPA, to the FDA for a pivotal Phase 3 environmental trial with Prolacria. In January 2009, we reached agreement with the FDA on the design of a Phase 3 clinical trial for Prolacria, initiated enrollment in the trial, and have recently completed patient enrollment in this clinical trial.

This trial, Trial 03-113, is a Phase 3, randomized, placebo-controlled, environmental clinical trial to evaluate the efficacy and safety of Prolacria in approximately 450 subjects with dry eye disease who have a fluorescein staining score of three in the central region of the cornea at baseline, using the National Eye Institute (NEI) scale of zero to three. Subjects are randomized to Prolacria or placebo administered as eye drops four-times daily for six weeks at approximately 60 U.S. and Canadian sites. The entry criteria for this trial is focused on dry eye patients with more severe disease, as measured by central corneal staining scores. We expect to have top-line results in the first quarter of 2010.

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

Estimated subsequent costs necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States are projected to be in the range of $4 million to $8 million. This range includes costs for completing Trial 03-113, regulatory and consulting activities, salaries for development personnel, and other unallocated development costs, but excludes the cost of pre-launch inventory which is Allergan’s responsibility. If we are required to do, and if we elect to do any additional clinical work, our costs will be higher than the projected range. The projected costs associated with Prolacria are difficult to determine due to the uncertainty of the FDA’s scientific review and interpretation of what is required to demonstrate safety and efficacy sufficient for approval. Actual costs could be materially different from our estimate.

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

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. Denufosol tetrasodium is a first-in-class receptor-mediated chloride channel activator that addresses the underlying ion transport defect in the lungs of patients with cystic fibrosis (CF). Denufosol is designed to enhance airway hydration and mucociliary clearance through receptor-mediated mechanisms that increase chloride secretion, inhibit sodium absorption and increase ciliary beat frequency. These integrated pharmacological actions are important to restoring airway clearance, maintaining lung function, and potentially delaying the progression of CF lung disease. We believe that our product candidate could be the first FDA-approved product that mitigates the underlying defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency.

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

We have approximately 100 participating clinical trial sites across the United States, Canada, Australia and New Zealand. As of November 2009, we have completed patient enrollment, and the patient retention rate in the trial is running similar to TIGER-1 (in the 90% range). Top-line results from this clinical trial are expected in the first quarter of 2011. Additionally, any patient who has successfully completed TIGER-2 may elect to participate in a follow-on, open-label denufosol-only 48-week clinical trial.

Other: In 2006, we completed a 52-week inhalation toxicology study in one animal species, and we have submitted the final study report to the FDA. There were no signs of pulmonary or systemic toxicity at doses well above the Phase 3 clinical dose. In 2009, we completed the required two-year inhalation carcinogenicity study in rats and the final study results confirm that there was no evidence of a carcinogenic effect with denufosol.

Yamasa: Effective September 25, 2009, Inspire and Yamasa Corporation entered into a Technology License Agreement for the Manufacture of Denufosol (the “Agreement”). During our denufosol development program, Yamasa has manufactured all of the denufosol used by Inspire in its related clinical trials. The purpose of the Agreement is to facilitate the transfer of the current denufosol manufacturing technology, including intellectual property, to an additional manufacturer and thus enable a two-supplier strategy for denufosol.

Pursuant to the terms and conditions of the Agreement, Yamasa granted to Inspire an exclusive, worldwide, royalty-free right and license to use, make, have made and sell denufosol and any pharmaceutical formulation containing denufosol as an active pharmaceutical ingredient, under certain intellectual property developed by Yamasa. During the term of the Agreement, Inspire may designate a single manufacturer (in addition to Yamasa) to use the rights licensed from Yamasa at any given time.

In consideration of the grant of rights under the Agreement, Inspire shall pay Yamasa as follows: (i) three hundred million Japanese Yen (¥ 300,000,000) within thirty (30) days of the effective date of the Agreement; (ii) three hundred million Yen (¥ 300,000,000) within thirty (30) days after the receipt of a process validation report by December 31, 2010 following the successful completion of three validation batches; and (iii) four hundred million Yen (¥ 400,000,000) within thirty (30) days after both (a) the acceptance of a pre-approval inspection of denufosol at Yamasa by the FDA, and (b) the approval of a New Drug Application of a formulated denufosol drug product at Inspire by the FDA.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $23 million to $32 million. This estimate includes completing TIGER-2, the subsequent open-label trial and the carcinogenicity study, as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs, but excludes any additional clinical trials, costs to secure a secondary supplier for denufosol, including the approximate $11 million total milestone payments under our technology license agreement with Yamasa Corporation, the cost of pre-launch inventory and any product approval milestones payable to Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials, toxicology and carcinogenicity studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary, other parties may assist in the funding of our development costs, and an anticipated NDA filing could be delayed.

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

Development Status. In late 2008, we sought input from numerous medical experts and evaluated our Phase 4 data along with market research on the prevalence and awareness of the disease to evaluate AzaSite’s potential opportunity as it relates to the treatment of blepharitis. In addition, we had preliminary discussions with the FDA on potential regulatory pathways. Based on preliminary information gathered, we decided to pursue a Phase 2 program to study AzaSite for the treatment of blepharitis.

In May 2009, we initiated two Phase 2 clinical trials to pursue a potential indication for the treatment of blepharitis. These clinical trials will evaluate various signs and symptoms of blepharitis as well as safety and tolerability. One clinical trial (Trial 044-101) is a randomized, placebo-controlled, multi-center trial at approximately 30 clinical sites evaluating the safety and efficacy of two weeks of treatment with AzaSite compared to placebo in approximately 300 subjects with blepharitis. As of November 5, 2009, we had approximately 250 patients enrolled in this trial. We are targeting completion of enrollment in this trial in the first quarter of 2010.

The other clinical trial (Trial 044-102) is a randomized, placebo-controlled, multi-center trial at approximately 30 clinical sites evaluating the safety and efficacy of four weeks of treatment with AzaSite compared to placebo in approximately 300 subjects with blepharitis and has completed enrollment.

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

In September 2009, we announced top-line results of these trials. In Trial 032-101 with INS115644, a Latrunculin B formulation, we observed dose-dependent IOP-lowering effects and the compound was well-tolerated. Trial 037-101 with INS117548, which is one of a series of Rho kinase molecules we have developed, showed mild IOP-lowering effects but had some dose-related tolerability issues, specifically with ocular discomfort such as burning and stinging. We are in the process of evaluating next steps for the overall glaucoma program, based on our clinical and preclinical data, expert opinions and resource availability.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008

Revenues

Total revenues were approximately $25.2 million for the three months ended September 30, 2009, as compared to approximately $20.0 million for the same period in 2008. The increase in 2009 revenue of approximately $5.2 million, or 26%, as compared to the same period in 2008, was primarily due to an increase in product revenue from net sales of AzaSite.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the three months ended September 30, 2009 were approximately $9.0 million, as compared to approximately $4.7 million for the same period in 2008. The increase in 2009 revenue for AzaSite of approximately $4.3 million, or 92%, as compared to the same period in 2008, was primarily due to increased patient and physician usage of AzaSite, evidenced by an increase of prescriptions year-over-year, as well as price increases for the product between the periods. Approximately $1.0 million to $1.5 million of revenue from sales of AzaSite for the three months ended September 30, 2009 was associated with hospital usage of AzaSite as a substitute therapy during a temporary supply shortage of erythromycin ophthalmic ointment (0.5%), as discussed below.

In September 2009, erythromycin ophthalmic ointment was placed on the FDA Drug Shortages website. Erythromycin ophthalmic ointment is a macrolide antibiotic routinely used in neonates for prophylaxis of ophthalmia neonatorum, a form of bacterial conjunctivitis that may be contracted by newborns during delivery. Due to this shortage, the Centers for Disease Control and Prevention (CDC) asked healthcare professionals to reserve erythromycin supplies for neonatal use and also recommended the use of AzaSite as an acceptable substitute for neonatal prophylaxis use when erythromycin was not available. We expect the erythromycin supply shortage to be resolved shortly and the favorable impact on fourth quarter 2009 sales to be limited.

For the three months ended September 30, 2009, based on prescription data from IMS Health, there were approximately 125,000 prescriptions written for AzaSite, excluding hospital usage, representing approximately 4% of all prescriptions in the single agent ocular anti-infective market, defined as both branded and generic single-entity ocular antibiotics. In comparison, approximately 83,000 prescriptions were written for AzaSite in the same period in 2008, representing approximately 3% of all prescriptions in the single agent ocular anti-infective market. In addition, our market share in our primary call audience of eye care specialists, mainly ophthalmologists and optometrists, was approximately 8% as of September 30, 2009, as compared to approximately 7% as of September 30, 2008. Since launch, actual units of AzaSite dispensed have been slightly higher than the number of prescriptions as reported by IMS Health due to the issuance of multiple unit prescriptions by some physicians. For the three months ended September 30, 2009, the single agent ocular anti-infective market, in terms of prescriptions, increased approximately 3%, compared to the same period in 2008, based on data as reported by IMS Health.

Product Co-Promotion and Royalty

Total co-promotion and royalty revenue was approximately $16.1 million for the three months ended September 30, 2009, as compared to approximately $15.2 million for the same period in 2008, representing an increase of approximately $896,000, or 6%.

Our royalty revenue from net sales of Restasis for the three months ended September 30, 2009 was $9.4 million, as compared to $7.8 million for the same period in 2008. On December 24, 2008, we amended our agreement with Allergan such that we ceased co-promoting Restasis as of December 31, 2008. Notwithstanding the fact that we are no longer co-promoting Restasis, Allergan remains obligated to pay us royalties in relation to net sales of Restasis at the rates in effect prior to the December 2008 amendment. For the three months ended September 30, 2009 and 2008,

Allergan recorded revenue from net sales of Restasis of approximately $129 million and $107 million, respectively. In October 2009, Allergan revised its 2009 guidance and expects net sales of Restasis to be in the range of $500-$510 million.

Co-promotion revenue from net sales of Elestat for the three months ended September 30, 2009 was approximately $6.7 million, as compared to approximately $7.4 million for the same period in 2008. The decrease in co-promotion revenue from net sales of Elestat of $663,000, or 9%, as compared to the same period in 2008, was primarily due to the deferral of approximately $1.2 million of co-promotion revenue, as compared to no revenue deferred for the three months ended September 30, 2008. When combining the deferred revenue of $1.2 million with the $6.7 million of co-promotion revenue recognized for the three months ended September 30, 2009, the total combined amount exceeds co-promotion revenue in the same period in 2008 by approximately $556,000, primarily due to an annual price increase that became effective in the first quarter of 2009 and a slight increase in the total U.S. allergic conjunctivitis market during the three months ended September 30, 2009.

Under our agreement with Allergan related to our co-promotion of Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. We are entitled to an escalating percentage of net sales based upon predetermined minimum calendar year net sales target levels that we are obligated to meet. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of our recorded co-promotion revenue are recognized as deferred revenue and will be realized in future quarters of 2009 to the extent additional minimum annual net sales target levels are achieved. We expect to achieve our annual 2009 net sales target level for Elestat and recognize the remaining deferred revenue in the fourth quarter of 2009. Under the co-promotion agreement with Allergan, calendar year 2009 is the last year that our co-promotion revenues of Elestat are subject to annual minimum target levels.

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Based upon national prescription data from IMS Health, for the three months ended September 30, 2009 and 2008, Elestat prescriptions represented approximately 7% of the total U.S. allergic conjunctivitis market. Based on current trends in prescriptions for Elestat, we expect our 2009 market share to remain relatively constant with 2008. Based upon monthly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions, increased approximately 1% for the three months ended September 30, 2009, as compared to the same period in 2008.

During the third quarter of 2009, ISTA Pharmaceuticals, Inc. received FDA approval for BepreveTM (bepotastine besilate ophthalmic solution) 1.5% as a twice-daily prescription eye drop treatment for ocular itching associated with allergic conjunctivitis, and began commercializing this product in October 2009.

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $3.0 million for the three months ended September 30, 2009, as compared to approximately $1.6 million for the same period in 2008. The increase in cost of sales of $1.4 million, or 87%, as compared to the same period in 2008, was primarily due to increased sales volume of AzaSite, which has resulted in increased royalties, as well as an increase in the royalty rate, paid to InSite Vision. Through June 30, 2009, we paid a 20% royalty to InSite Vision on net sales of AzaSite in accordance with our licensing agreement. In July 2009, our royalty rate to InSite Vision on net sales of AzaSite increased from 20% to 25% and will remain at 25% for the remaining term of the licensing agreement.

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

Research and Development Expenses

Research and development expenses were approximately $15.3 million for the three months ended September 30, 2009, as compared to approximately $9.8 million for the same period in 2008. The increase in research and development expenses of approximately $5.5 million, or 56%, for the three months ended September 30, 2009, as compared to the same period in 2008, was primarily due to increased costs associated with our cystic fibrosis program, including the recognition of an approximate $3.3 million milestone payable to Yamasa Corporation upon entering into an agreement to license certain technology related to manufacturing in support of this program. Effective September 25, 2009, we entered into a technology license agreement with Yamasa Corporation to facilitate the transfer of the current denufosol manufacturing technology, including intellectual property, to an additional manufacturer and thus enable a two-supplier strategy for denufosol. The remaining increase in research and development expenses was due to the initiation of our AzaSite for blepharitis Phase 2 program in the first quarter of 2009.

These increases in research and development expenses for the three months ended September 30, 2009 were partially offset by reduced spending on our glaucoma program as a result of the completion of Phase 1 trial activities, cost savings from our restructuring activities in the first quarter of 2009, as well as the reclassification of approximately $750,000 of expense previously recorded in the second quarter of 2009 related to equipment costs to be used to produce denufosol in commercial quantities as part of our initiative to develop a second supplier of denufosol. During the third quarter of 2009, our negotiations with a potential second supplier evolved such that we expect to own all equipment and retain exclusive use of this equipment, and have therefore capitalized costs associated with this equipment.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $11.3 million for the three months ended September 30, 2009, as compared to approximately $13.8 million for the same period in 2008. The decrease in selling and marketing expenses of approximately $2.5 million, or 18%, for the three months ended September 30, 2009, as compared to the same period in 2008, was due to an overall reduction in promotional and marketing activities, including Phase 4 clinical trial activities.

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

General and Administrative Expenses

General and administrative expenses were approximately $3.4 million for the three months ended September 30, 2009, as compared to approximately $3.7 million for the same period in 2008. The decrease in general and administrative expenses of approximately $338,000, or 9%, for the three months ended September 30, 2009, as compared to the same period in 2008, was primarily due to the reimbursement of legal expenses associated with our defense of a shareholder litigation and SEC investigation, both of which were resolved during fiscal year 2008.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Other Income/(Expense)

Other expense, net was approximately $561,000 for the three months ended September 30, 2009, as compared to other expense, net of approximately $586,000 in the same period in 2008. For the three months ended September 30, 2009, decreases in interest expense were nearly entirely offset by decreases in interest income as compared to the same period in 2008. Interest income was negatively impacted due to a lower rate of return during the three months ended September 30, 2009, as compared to the same period in 2008. The decrease in interest expense is the result of a lower average outstanding principal balance of our term loan facility during the three months ended September 30, 2009, as compared to the same period in 2008.

Nine Months Ended September 30, 2009 and 2008

Revenues

Total revenues were approximately $62.5 million for the nine months ended September 30, 2009, as compared to approximately $51.6 million for the same period in 2008. The increase in 2009 revenue of approximately $10.9 million, or 21%, as compared to the same period in 2008, was primarily due to an increase in product revenue from net sales of AzaSite, as well as increased royalty revenue from net sales of Restasis. Total revenues for the 2008 period included the recognition of a development milestone of $1.25 million from Santen for its development of diquafosol tetrasodium in accordance with our development, license and supply agreement, as previously discussed in this report. No milestone revenue has been recorded in 2009.

Product sales of AzaSite, net of rebates and discounts, for the nine months ended September 30, 2009 were approximately $22.8 million, as compared to approximately $11.1 million for the same period in 2008, an increase of $11.7 million, or 106%.

Co-promotion and royalty revenue for the nine months ended September 30, 2009 was comprised of approximately $26.4 million of royalty revenue from net sales of Restasis and $13.3 million of co-promotion revenue from net sales of Elestat. This compares to approximately $24.1 million of royalty revenue on net sales of Restasis and $15.2 million of co-promotion revenue from net sales of Elestat for the same period in 2008. For the nine months ended September 30, 2009, Allergan recorded approximately $360 million of revenue from net sales of Restasis, as compared to approximately $327 million for the same period in 2008.

As previously discussed in this report, for the nine months ended September 30, 2009, we deferred approximately $1.2 million of co-promotion revenue associated with net sales of Elestat as the minimum annual 2009 net sales target level had not been achieved. By comparison, for the same period in 2008, we recognized the full amount of co-promotion revenue associated with net sales of Elestat as a result of achieving the minimum annual 2008 net sales target level.

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

The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, we will no longer have rights to co-promote Elestat. We will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the three successive 12-month periods immediately following the termination of the agreement, Allergan will be obligated to pay to us 20%, 15% and 10%, respectively, on any net sales of Elestat in the United States. We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs. We do not know when the FDA will complete its review and we do not expect to be notified by any party prior to any approval. Loss of our co-promotion revenue from Elestat will significantly impact our results of operations and cash flows.

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

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $7.3 million for the nine months ended September 30, 2009, as compared to approximately $4.3 million for the same period in 2008. Through June 30, 2009, we paid a 20% royalty to InSite Vision on net sales of AzaSite in accordance with our licensing agreement. In July 2009, our royalty rate to InSite Vision on net sales of AzaSite increased from 20% to 25% and will remain at 25% for the remaining term of the licensing agreement.

Certain costs included in cost of sales are subject to annual increases for which we have limited control. We expect that cost of sales will increase in relation to, but not proportionately to, the increases in revenue from sales of AzaSite.

Research and Development Expenses

Research and development expenses were approximately $41.1 million for the nine months ended September 30, 2009, as compared to approximately $34.4 million for the same period in 2008. The increase in research and development expenses of approximately $6.7 million, or 20%, for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to increased costs associated with our cystic fibrosis program and the initiation of our AzaSite for blepharitis Phase 2 program in the first quarter of 2009, partially offset by the discontinuation of our allergic rhinitis program in the second quarter of 2008, reduced spending on our glaucoma program as a result of the completion of Phase 1 trial activities, as well as cost savings from our restructuring activities in the first quarter of 2009.

Our research and development expenses for the nine months ended September 30, 2009 and 2008, and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Nine Months Ended September 30,				Cumulative from Inception to September 30, 2009
	2009	%	2008	%		%

Denufosol tetrasodium for cystic fibrosis (1)	$24,306	59	$14,147	41	$89,086	25

Prolacria (diquafosol tetrasodium) for dry eye disease	5,420	13	6,078	18	56,371	16

AzaSite for blepharitis	4,519	11	—	—	4,602	1

AzaSite	1,643	4	1,119	3	17,862	5

INS115644 and INS117548 for glaucoma and related research and development	1,461	4	3,881	11	16,353	5

Epinastine nasal spray for allergic rhinitis (2)	26	—	3,340	10	19,875	6

Other research, preclinical and development costs (3)	3,749	9	5,836	17	149,816	42

Total	$41,124	100	$34,401	100	$353,965	100

(1)	Includes the recognition of an approximate $3.3 million milestone in September 2009.
(2)	On April 23, 2008, we discontinued the development of epinastine nasal spray.
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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $36.1 million for the nine months ended September 30, 2009, as compared to approximately $42.9 million for the same period in 2008. The decrease in selling and marketing expenses of approximately $6.8 million, or 16%, for the nine months ended September 30, 2009, as compared to the same period in 2008, was due to an overall reduction in promotional and marketing activities, including Phase 4 clinical trial activities.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches.

In addition, if we in-license or out-license rights to products, our selling and marketing expenses may fluctuate significantly from prior periods.

General and Administrative Expenses

General and administrative expenses were approximately $11.5 million for the nine months ended September 30, 2009, as compared to approximately $10.8 million for the same period in 2008. The increase in general and administrative expenses of approximately $676,000, or 6%, for the nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due to an increase in consulting and general legal expenses.

Future general and administrative expenses will depend on the level and extent of support required to conduct our future research and development, commercialization, business development, and corporate activities.

Restructuring

In March 2009, we announced that we had restructured our operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing our resources on the development of existing later-stage clinical programs and commercially available products. In connection with the restructuring, we recorded restructuring charges of approximately $2.0 million for the nine months ended September 30, 2009, which are reported in a separate line item in our Condensed Statement of Operations. Significant components of the restructuring charge were one-time termination benefits for employees impacted by the restructuring, estimated costs to write-down idle lab equipment to net realizable value, losses associated with leased facility space, primarily lab space that is now vacant, and costs to satisfy contract commitments related to activities and programs no longer associated with our supported programs and on-going operations. We expect that we may have some insignificant additional costs during 2009 associated with this restructuring related to fully decommissioning our lab facilities. As a result of this restructuring, cost savings for 2009 are expected to be approximately $3 million.

Other Income/(Expense)

Other expense, net was approximately $1.9 million for the nine months ended September 30, 2009, as compared to other expense, net of approximately $1.1 million in the same period in 2008. The increase in other expense, net of approximately $817,000 for the nine months ended September 30, 2009, as compared to the same period in 2008, was due to decreased interest income partially offset by a decrease in interest expense. Interest income was negatively impacted due to lower average cash and investment balances combined with a lower rate of return during the nine months ended September 30, 2009, as compared to the same period in 2008. The decrease in interest expense is the result of a lower average outstanding principal balance of our term loan facility during the nine months ended September 30, 2009, as compared to the same period in 2008.

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

At September 30, 2009, we had net working capital of approximately $90.6 million, an increase of approximately $38.1 million from approximately $52.5 million at December 31, 2008. The increase in working capital was principally due to the sale of common stock described below, offset by the funding of normal operating expenses associated with commercialization activities and the development of our product candidates, as well as principal and interest payments on our term loan facility. Our principal sources of liquidity at September 30, 2009 were approximately $84.4 million in cash and cash equivalents, approximately $55.1 million in investments, which are considered available-for-sale, and approximately $20.4 million in trade receivables.

In August 2009, we completed a public offering of 25,555,555 shares of our common stock at a price of $4.50 per share, which included an additional 3,333,332 shares underwriter over-allotment option, for gross proceeds of $115 million. Net proceeds were $109 million, after deducting underwriting discounts and estimated offering expenses.

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $29.9 million was outstanding as of September 30, 2009. We make scheduled principal and interest payments on a monthly basis and all loan advances made under the agreement have a final maturity date in March 2011.

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

Our working capital requirements may fluctuate in future periods depending on many factors, including: the number, magnitude, scope and timing of our development programs; the commercial potential and success of our products; the potential loss of commercial exclusivity of any of our products; the loss of revenue from our products due to competition or loss of market share; the level of ongoing costs related to the commercialization of AzaSite and Elestat; the costs related to the potential FDA approval of our other product candidates; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the efficiency of manufacturing processes developed on our behalf by third parties; the level of required administrative support for our daily operations; the availability of capital to support product candidate development programs we pursue; and the commercial potential of our product candidates.

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

Excluding the impact of our financing in the third quarter, operating cash utilization in 2009 is expected to be in the range of $50-$65 million, which incorporates $18 million of principal repayment on our outstanding debt. Based on current operating plans, we expect our cash and investments to provide liquidity beyond 2010.

Our need for additional working capital will largely be determined by the commercial success of our products and the successful and timely completion of our development programs. In order for us to continue operations substantially beyond 2010 we will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, (3) out-license rights to certain of our product candidates, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) further restructure our operations. Additionally, after deducting the $115 million of common stock sold in August 2009, we retain the ability to sell $15 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement which we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. The agreement also includes a subjective acceleration clause which provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. At September 30, 2009, we were in compliance with all of the covenants under our loan and security agreement and project that we will be throughout 2009.

CEO Succession Plan

We announced on July 31, 2009 that our President and CEO, Dr. Christy L. Shaffer, informed the Board of Directors that she plans to step down from her executive positions once a successor is in place. Our Board of Directors has initiated an external CEO search. Dr. Shaffer has committed to the Board that she will remain in place during the hiring of her successor, ensure a smooth and orderly transition process and be available in an advisory role, as needed.

Off Balance Sheet Arrangements

As of September 30, 2009, we were not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. In addition, recognition of revenue from product co-promotion and earned royalties is affected by certain estimates and judgments made by Allergan on which we rely when recording this revenue. We routinely evaluate our estimates and policies regarding revenue recognition, product returns, rebates and incentives, inventory and manufacturing, taxes, stock-based compensation expense, clinical trial, preclinical/toxicology, research and other service liabilities.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates and judgments about matters that are inherently uncertain.

Revenue Recognition

We record all of our revenue from: (1) sales of AzaSite; (2) product co-promotion activities and earned royalties; and (3) collaborative research agreements when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed or determinable; and 4) collectibility is reasonably assured.

Product Revenues

We recognize revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment. In the United States, we sell AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial health care organizations. Accruals, or reserves, for estimated rebates, discounts, chargebacks and other sales incentives (collectively, “sales incentives”) are recorded in the same period that the related sales are recorded and are recognized as a reduction in sales of AzaSite. Sales incentive accruals, or reserves, are based on reasonable estimates of the amounts earned or claimed on the sales of AzaSite. These estimates take into consideration current contractual and statutory requirements, specific known market events and trends, internal and external historical data and experience, and forecasted customer buying patterns. Amounts accrued or reserved for sales incentives are adjusted for actual results and when trends or significant events indicate that an adjustment is appropriate. As of September 30, 2009 and December 31, 2008, we had net reserves of approximately $3.7 million and $1.3 million, respectively, for sales incentives.

Our ability to recognize revenue for sales of AzaSite is subject to Financial Accounting Standards Board, or FASB, authoritative guidance regarding revenue recognition when the right of return exists. The guidance states that revenue from sales transactions where the buyer has the right to return the product will be recognized at the time of sale only if: (1) the seller’s price to the buyer is substantially fixed or determinable at the date of sale; (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product; (3) the buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product; (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller; (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and (6) the amount of future returns can be reasonably estimated. Customers are able to return short-dated or expired AzaSite that meet the guidelines set forth in our return goods policy. Our return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months after the expiration date, but may differ from customer to customer, depending on certain factors. We estimate the level of sales that will ultimately be returned pursuant to our return policy and record a related reserve at the time of sale. These amounts are deducted from our gross sales of AzaSite in determining our net sales. Future estimated returns of AzaSite are based primarily on the return data for comparative products and our own historical experience with AzaSite. We also consider other factors that could impact sales returns of AzaSite. These factors include levels of inventory in the distribution channel, estimated remaining shelf life, price changes of competitive products, and current and projected product demand that could be impacted by introductions of generic products and introductions of competitive new products, among others. As of September 30, 2009 and December 31, 2008, we had net reserves of approximately $1.1 million and $701,000, respectively, for potential returns of AzaSite.

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

Product Co-promotion and Royalty Revenues

We recognize co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the co-promotion agreements, and as reported to us by Allergan. Through the year ended December 31, 2008, we actively promoted both Restasis and Elestat through our commercial organization. As of January 1, 2009, we are no longer responsible for the co-promotion of Restasis, but we continue to receive royalties on Allergan’s net sales of Restasis. Our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s reported net sales to us for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce revenue by estimating the portion of Allergan’s sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion and royalty revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. Calendar year 2009 is the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement. As of September 30, 2009, we had deferred revenue associated with sales of Elestat of $1.2 million.

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from our research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. No collaborative research and development revenues were recognized in the nine months ended September 30, 2009. For the three months ended June 30, 2008, we recognized $1.25 million of collaborative research and development revenue from Santen upon the completion of its Phase 3 clinical testing relating to its formulation of diquafosol tetrasodium.

Inventories

Our inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of September 30, 2009, we had net reserves of $10,000 for potential overstocking.

Taxes

We account for uncertain tax positions in accordance with FASB authoritative guidance regarding the accounting for taxes. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. We have recorded a valuation allowance against all potential tax assets due to uncertainties in our ability to utilize deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable.

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

Stock-Based Compensation Expense

We recognize stock-based compensation expense in accordance with FASB authoritative guidance regarding the accounting for share-based payments, which requires us to measure compensation cost for share-based payment awards at fair value and recognize compensation expense over the service period for awards expected to vest. We utilize the Black-Scholes option-pricing model to value our awards and recognize compensation expense on a straight-line basis over the vesting periods of our awards. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Our expected volatility is determined based on our own historical volatility. The estimation of share-based payment awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Significant management judgment is also required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the options. Actual results, and future changes in estimates, may differ substantially from our current estimates.

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

Impact of Recently Issued Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance regarding revenue arrangements with multiple deliverables. The guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The guidance further eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. The new guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently assessing the impact of adopting this new guidance.

In August 2009, the FASB issued authoritative guidance regarding measuring liabilities at fair value. The authoritative guidance sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available. It also clarifies transfer restrictions on the fair value of a liability and the ability to use the fair value of a liability that is traded as an asset as an input to the valuation of the underlying liability. The authoritative guidance is effective for interim and annual periods beginning after August 26, 2009. We have assessed the impact of this new guidance and expect no material impact to our financial statements upon adoption.

In May 2009, the FASB issued authoritative guidance regarding subsequent events. The authoritative guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The authoritative guidance requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. The authoritative guidance is effective for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB issued authoritative guidance to aid in determining fair value when the volume and level of activity for the assets or liabilities have significantly decreased and when identifying transactions are not orderly, such as a forced liquidation or distressed sale. The authoritative guidance became effective for us on April 1, 2009 and the adoption of the guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on the recognition and presentation of other-than-temporary impairments. The authoritative guidance incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The authoritative guidance became effective for us on April 1, 2009 and the adoption of the guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The authoritative guidance is effective for interim periods ending after June 15, 2009, and we have adopted the guidance and have provided the additional disclosures as required.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our term loan facility.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including United States government and government agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. As of September 30, 2009, cash equivalents consisted of $3.6 million in a money market account and $77.0 million in money market funds. Our investment portfolio as of September 30, 2009 consisted of corporate notes and bonds, commercial paper and U.S. Government and agency securities and had an average maturity of less than 12 months, using the stated maturity. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At September 30, 2009, our portfolio of available-for-sale investments consisted of approximately $31.7 million of investments maturing within one year and approximately $23.4 million of investments maturing after one year but within 36 months. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers.

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

Investment Risk

In addition to our normal investment portfolio, we have an investment in Parion Sciences, Inc. of $200,000 as of September 30, 2009. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the Parion Sciences, Inc. securities.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company, future milestone payments due under the technology license agreement with Yamasa Corporation, as well as development activities currently ongoing in Europe. We have established policies and procedures for assessing market and foreign exchange risk. As of September 30, 2009, we did not have any material foreign currency hedges.

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

Following the expiration of a use patent in August 2009, the manufacture and sale of Restasis is protected in the United States by a formulation patent that expires in May 2014. While a formulation patent may afford certain limited protection, a competitor may attempt to gain FDA approval for a cyclosporine product using a different formulation. Furthermore, following the expiration of the formulation patent in 2014, a generic form of Restasis could be introduced into the market. If and when Restasis experiences competition from a cyclosporine product, including generics, our revenues attributable to Restasis may be significantly impacted.

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

The FDA’s review of an ANDA is a confidential process between the FDA and the applicable ANDA filer. We do not expect to be informed by the FDA, any ANDA filer or any other party regarding the status or timing of the review relating to any of the ANDA filings pertaining to a generic form of Elestat. The FDA may complete its review of the filed ANDAs at any time. As a result, we expect to be required to stop the co-promotion of Elestat with little, if any, advance notice. Loss of our co-promotion revenue from Elestat will significantly impact our results of operations and cash flows.

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

In addition, we rely upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for both Prolacria and denufosol. We have entered into an agreement with such manufacturer to facilitate the transfer of the current denufosol manufacturing technology, including intellectual property, to an additional manufacturer and thus enable a two-supplier strategy for denufosol. However, we have not yet entered into an agreement with a secondary supplier for denufosol. Delays in any aspect of implementing the manufacturing process could cause significant development delays and increased costs.

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

A single party currently manufactures the clinical supplies of denufosol, and the API for Prolacria and Santen’s DE-089. Such manufacturer does not presently have capacity to manufacture projected commercial supplies of API for all three of these product candidates at the same time, if necessary. As a result, we have entered into an agreement to acquire access to its manufacturing know-how and processes related to denufosol and are currently in discussions with such manufacturer to further assess its intent to increase capacity. In addition, we are in discussions with additional third-party manufacturers for the purpose of establishing a secondary source of supply for denufosol.

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

In May 2008, Santen filed an application for manufacturing and marketing approval of DE-089 with the Japanese Ministry of Health, Labor, and Welfare, which is pending review. Under our agreement with Santen, we are required to supply Santen with all of its API requirements for DE-089 for commercial use. We do not have manufacturing expertise, capabilities or facilities, and rely on third parties for such manufacturing activities. We have an agreement with a third party with respect to the manufacture of clinical supplies of API for DE-089. We are currently in negotiations with a third party with respect to the manufacture of commercial supplies of API for DE-089. Santen has not yet submitted a contractually binding firm order for commercial supplies of DE-089. If we fail to supply Santen with its API requirements for DE-089, Santen may pursue legal or equitable remedies against us.

Risks Related to Product Development

Even if our Trial 03-113 is successful in meeting its primary endpoint, the FDA may not approve our NDA for Prolacria.

We have not received marketing approval for any of our internally developed product candidates. We have recently completed enrollment of a Phase 3 environmental clinical trial (Trial 03-113) to evaluate the efficacy and safety of Prolacria in approximately 450 subjects with dry eye. The FDA indicated, as part of the SPA review process for such trial, that even if the trial is successful, the FDA’s review of Prolacria will also take into account the robustness of the trial results, that a surrogate endpoint was used, the results from previous Prolacria trials and the overall risk/benefit of the product. There can be no guarantee that the FDA would approve Prolacria even if such additional clinical trial is successful in meeting its primary endpoint. If additional Phase 3 clinical trials for Prolacria are required by the FDA, we may decide not to conduct those clinical trials, which would result in the inability to obtain FDA approval for Prolacria.

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

We are developing denufosol as an inhaled product candidate for the treatment of cystic fibrosis. Denufosol tetrasodium is a first-in-class receptor-mediated chloride channel activator that addresses the underlying ion transport defect in the lungs of patients with cystic fibrosis. The FDA has not published guidance on the drug approval process associated with such a product candidate. Furthermore, we are not aware of any FDA-approved product that addresses the underlying ion transport defect in the lungs of patients with cystic fibrosis. We cannot predict or guarantee the outcome or timing of our Phase 3 program for denufosol for cystic fibrosis. A significant amount of work will be required to advance denufosol through clinical testing, including satisfactory completion of additional clinical trials, toxicology and carcinogenicity studies. We may later decide to change the focus or timing of our Phase 3 program. Our TIGER-2 clinical trial for denufosol for cystic fibrosis may not be successful or unexpected safety concerns may emerge that would negatively change the risk/benefit profile for this product candidate.

We have initiated a Phase 2 development program to evaluate the use of AzaSite for the treatment of blepharitis. The FDA has not published guidelines on the approval of a product for the treatment of blepharitis. Furthermore, to date, no prescription product has been approved by the FDA for the treatment of blepharitis. Even if the results of the ongoing Phase 2 clinical trials demonstrate statistical significance for the trial endpoints, we would need to meet with the FDA to design appropriate pivotal Phase 3 clinical trials. The FDA may require that we evaluate the product in relation to different primary and/or secondary clinical endpoints than those being used presently. This may require us to undertake additional Phase 2 clinical trials, which could lead to increased costs and program delays.

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

Risks Associated with Our Business and Industry

If we do not receive timely regulatory approvals of our product candidates and successfully launch such products, we may need substantial additional funds to support our expanding capital requirements.

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $98.0 million for the nine months ended September 30, 2009 and $120.2 million for the year ended December 31, 2008. Our cash, cash equivalents and investments totaled approximately $140.3 million on September 30, 2009. Based on current operating plans, we expect our cash and investments to provide liquidity beyond 2010.

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

•	A portion of our cash flow from operations will be dedicated to the payment of the principal and interest on our indebtedness;

•	Our future cash flow may be insufficient to meet our required principal and interest payments;

•	We may need to raise additional capital in order to remain in compliance with the loan covenants;

•	Our ability to enter into certain transactions (including incurrences of indebtedness) may be limited; and

•	We may need to delay or reduce planned expenditures for clinical trials as well as other development and commercial activities if our current operations are not sufficient enough to service our debt.

Events of default under the loan and security agreement are not limited to, but include the following:

•	Payment default;

•	Covenant default;

•	A material adverse change in our business operations;

•	Breach of our agreements with Allegan; and

•	Judgments against us over a specified dollar amount.

In case of an uncured default, the following actions may be taken against us by the lending institutions:

•	All outstanding obligations associated with the term loan facility would be immediately due and payable;

•	Any of our balances and deposits held by the lending institutions would be applied to the obligation;

•	Balances and accounts at other financial institutions could be “held” or exclusive control could be transferred to the lending institutions; and

•	All collateral, as defined in the agreement, could be seized and disposed of.

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net operating losses of approximately $35.5 million for the nine months ended September 30, 2009 and $51.6 million for the year ended December 31, 2008. As of September 30, 2009, our accumulated deficit was approximately $397.9 million. We currently expect to incur operating losses over the next several years. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

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

We may decide to access the equity or debt markets to meet capital or liquidity needs. However, the constriction and volatility in these markets may restrict our future flexibility to do so when such needs arise. Further, recent economic conditions have resulted in severe downward pressure on the stock and credit markets, which could reduce the return available on invested corporate cash, which if severe and sustained could have a material and adverse impact on our results of operations and cash flows.

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

We depend on the principal members of management and scientific staff, including Christy L. Shaffer, Ph.D., our President and Chief Executive Officer and a director, and Thomas R. Staab, II, our Chief Financial Officer and Treasurer. If these people leave us, we may have difficulty conducting our operations. Dr. Shaffer has informed our Board of Directors that she intends to step down as our President and Chief Executive Officer once a successor is in place. There can be no assurance regarding the timing of succession of the President and Chief Executive Officer or the status of the external search process undertaken by our Board of Directors. Furthermore, there can be no assurance that our Board of Directors will be able to identify and hire an appropriately skilled and experienced executive to serve as our next President and Chief Executive Officer or that any person hired will have strong commercial biopharmaceutical experience. There can be no assurance that Dr. Shaffer will remain in place during the hiring of her successor, that a smooth and orderly transition process will occur or that Dr. Shaffer will be available to serve in an advisory role after a successor has been identified and hired. We have not entered into agreements with any officers or any other members of our management and scientific staff that bind them to a specific period of employment. Our future success will depend in part on our ability to attract, hire or appoint, and retain additional personnel skilled or experienced in the pharmaceutical industry. There is significant competition for such qualified personnel and we may not be able to attract and retain such personnel.

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

In May 2009, Pharmaxis Ltd. announced that its first Phase 3 trial of Bronchitol™ in patients with cystic fibrosis achieved its primary and a secondary endpoint. A second Phase 3 trial of Bronchitol has completed enrollment of 319 patients and Pharmaxis expects the results in the first half of 2010. Pharmaxis filed a marketing authorization

(i.e. new drug application) with the European Medicines Agency, or EMEA, in October 2009 and expects to know the outcome of the review in the second half of 2010. If both denufosol and Bronchitol are approved by a regulatory agency, we expect that the products could compete.

If our intellectual property protection is inadequate, the development and any possible sales of our product candidates could suffer or competitors could force our products completely out of the market.

Our business and competitive position depends on our ability to continue to develop and protect our products and processes, proprietary methods and technology and to prevent others from infringing on our patents, trademarks and other intellectual property rights. Upon the expiration or loss of patent protection for a product, we or our applicable collaborative partners may lose a significant portion of sales of that product in a short period of time as other companies manufacture generic forms of the previously protected product or manufacture similar products at lower cost, without having had to incur significant research and development costs in formulating the product. Therefore, our future financial success may depend in part on our and our partners obtaining patent protection for technologies incorporated into our products. We cannot assure that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and we cannot assure that any such patents will not be successfully challenged in the future. If we are unsuccessful in obtaining or preserving patent protection, or if any of our products rely on unpatented proprietary technology, we cannot assure that others will not commercialize products substantially identical to those products. We also believe that the protection of our trademarks is an important factor in product recognition and in our ability to maintain or increase market share. If we do not adequately protect our rights in our various trademarks from infringement, their value to us could be lost or diminished, seriously impairing our competitive position. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

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

Warburg Pincus Private Equity IX, L.P., or Warburg, holds 22,907,488 shares of our common stock, which represented approximately 28% of our outstanding common stock as of September 30, 2009. Warburg and its affiliates may acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities, without triggering the provisions of our stockholder rights plan. Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, Jonathan S. Leff serves as a Class C member of the Board of Directors. Pursuant to a Securities Purchase Agreement, dated July 17, 2007, for so long as Warburg owns at least 10% of the shares of common stock issued upon the exchange of Exchangeable Preferred Stock it acquired in July 2007, it will have subscription rights to acquire a pro rata amount of future issuances of equity securities by us, subject to certain exceptions. As a result of the foregoing, Warburg is able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of September 30, 2009, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 43% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of September 30, 2009, there were 82,300,128 shares of our common stock outstanding. In addition, after deducting the $115 million of common stock sold in August 2009, we retain the ability to issue and may in the future issue, up to an additional $15 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale remaining under an active shelf registration statement, which we filed with the SEC on March 9, 2007. Furthermore, we may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

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

In October 2002, we entered into a Rights Agreement with Computershare Trust Company. The Rights Agreement could discourage, delay or prevent a person or group from acquiring 15% or more of our common stock. The Rights Agreement provides that if a person acquires 15% or more of our common stock without the approval of our Board of Directors, all other stockholders will have the right to purchase securities from us at a price that is less than its fair market value, which would substantially reduce the value of our common stock owned by the acquiring person. As a result, our Board of Directors has significant discretion to approve or disapprove a person’s efforts to acquire 15% or more of our common stock. In connection with the transaction with Warburg, we and Computershare entered into a First Amendment to Rights Agreement which provides that Warburg and its affiliates will be exempt from the definition of an “Acquiring Person” under the Rights Agreement, unless Warburg or certain of its affiliates becomes the beneficial owner of the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities. In addition to Warburg’s ability to exercise substantial control over our business, the First Amendment to Rights Agreement could further discourage, delay or prevent a person or group from acquiring 15% or more of our common stock. As part of the same transaction with Warburg, we entered into a standstill agreement, dated July 20, 2007, pursuant to which Warburg and certain of its affiliates agreed for three years not to increase their holdings of our common stock beyond the levels described above in the First Amendment to Rights Agreement. On August 4, 2009, we amended the standstill agreement to extend its term until August 4, 2012.

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

1.1

Underwriting Agreement, dated August 5, 2009, between Inspire Pharmaceuticals, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009).

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

10.1

Amendment No. 1 to Standstill Agreement, dated August 4, 2009, between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009).

10.2	Technology License Agreement For the Manufacture of Denufosol, dated as of October 2, 2009, between Inspire Pharmaceuticals, Inc. and Yamasa Corporation, with an effective date of September 25, 2009.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: November 6, 2009	By:	/S/ CHRISTY L. SHAFFER
Christy L. Shaffer
President & Chief Executive Officer
(principal executive officer)

Date: November 6, 2009	By:	/S/ THOMAS R. STAAB, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1

Underwriting Agreement, dated August 5, 2009, between Inspire Pharmaceuticals, Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009).

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

10.1

Amendment No. 1 to Standstill Agreement, dated August 4, 2009, between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009).

10.2	Technology License Agreement For the Manufacture of Denufosol, dated as of October 2, 2009, between Inspire Pharmaceuticals, Inc. and Yamasa Corporation, with an effective date of September 25, 2009.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.