Form 10-K
period 2009-12-31
INSPIRE PHARMACEUTICALS INC
filed 2010-03-15
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $235,170,141.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2010.

Class	Number of Shares
Common Stock, $.001 par value	82,350,770

Documents incorporated by reference

Document Description	10-K Part III
Portions of the Registrant’s proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2009 are incorporated by reference into Part III of this report.	Items 10, 11, 12, 13, 14

INSPIRE PHARMACEUTICALS, INC.

2009 FORM 10-K ANNUAL REPORT

We own or have rights to various trademarks, copyrights and trade names used in our business. AzaSite® is a trademark owned by InSite Vision Incorporated. Restasis®, Elestat® and ProlacriaTM are trademarks owned by Allergan, Inc. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company focused on researching, developing and commercializing prescription pharmaceutical products for ophthalmic and pulmonary diseases. Our goal is to build and commercialize a sustainable portfolio of innovative new products based on our technical and scientific expertise. The most advanced compounds in our clinical pipeline are denufosol tetrasodium for cystic fibrosis and Prolacria for dry eye, both of which are in Phase 3 development, and AzaSite for blepharitis, which is in Phase 2 development. We receive revenue related to the promotion of AzaSite for bacterial conjunctivitis, co-promotion of Elestat for allergic conjunctivitis and royalties on Restasis for dry eye. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS IN THE UNITED STATES
Products

AzaSite	Bacterial conjunctivitis	InSite Vision	Promoting

Elestat	Allergic conjunctivitis	Allergan	Co-promoting

Restasis	Dry eye disease	Allergan	Receiving royalty

Product Candidates in
Clinical Development

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

Prolacria (diquafosol tetrasodium)	Dry eye disease	Allergan; Santen Pharmaceutical	Phase 3 (2)

AzaSite	Blepharitis	InSite Vision	Phase 2

INS115644, INS117548	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See “Collaborative Agreements” in this report for a detailed description of our agreements with these collaborative partners.
(2)	In January 2010, we announced that our Phase 3 clinical trial (Trial 03-113) did not meet its primary or secondary endpoints. See “Product Candidates in Clinical Development—Prolacria (diquafosol tetrasodium)” for additional information on this product candidate.

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

In February 2007, we entered into a license agreement with InSite Vision Incorporated, or InSite Vision, pursuant to which we acquired exclusive rights to commercialize AzaSite for use in the treatment of human ocular or ophthalmic indications. The license agreement grants us exclusive rights to develop, make, use, market, commercialize and sell AzaSite in the United States and Canada. We are obligated to pay InSite Vision royalties on net sales of AzaSite in the United States and Canada. See “—Collaborative Agreements—InSite Vision Incorporated.”

In August 2007, we launched AzaSite in the United States and are promoting it to eye care specialists. The manufacture and sale of AzaSite is protected in the United States under use and formulation patents, the latest of which expires in March 2019. In addition, the sale of AzaSite is also protected in the United States under a use patent that we sub-licensed from Pfizer that expires in November 2018.

Market Opportunity. The U.S. single-entity ocular antibiotic market was approximately $474 million for the 12 months ended December 31, 2009 according to data compiled from IMS Health. Total prescriptions for all branded products in the U.S. ocular antibiotic market were approximately 5.7 million for the 12 months ended December 31, 2009, which was relatively unchanged from the prior year according to data compiled from IMS Health.

Elestat

Elestat (epinastine HCl ophthalmic solution) 0.05% is a topical antihistamine developed by Allergan, Inc., or Allergan, for the prevention of ocular itching associated with allergic conjunctivitis. Elestat was approved by the FDA in October 2003 and is indicated for adults and children at least three years old.

We receive co-promotion revenue from Allergan on its U.S. net sales of Elestat. When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues from sales of Elestat will be minimal. See “—Collaborative Agreements—Allergan, Inc.—Elestat.”

Subject to applicable law, competitors are permitted to submit to the FDA an Abbreviated New Drug Application, or ANDA, for a generic version of Elestat, due to the expiration of the marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008. Notices have been received from four companies: Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc., and Sandoz Inc., advising that each company filed an ANDA for a generic version of Elestat. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov).

We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs. According to an Office of Generic Drugs Update presentation made by Gary Buehler, Director, Office of Generic Drugs, on February 16, 2010, at the GPhA Annual Meeting, the ANDA median approval time for the fiscal period ending September 30, 2009 was approximately 26.7 months. We do not know when the FDA will complete its review of the ANDAs relating to a generic version of Elestat and we do not expect to be notified by any party prior to any approval. However, based upon our assessment, we believe it is likely that a generic form of epinastine may be launched in the second half of 2010. See the risk factor entitled— “When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues from sales of Elestat will be minimal”—for further discussion of the risk related to the ANDA filings.

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

In June 2001, we entered into an agreement with Allergan to develop and commercialize our product candidate, Prolacria (diquafosol tetrasodium), for the treatment of dry eye disease. The agreement also provides that Allergan pay us royalties on net sales of Restasis. See “—Collaborative Agreements—Allergan, Inc.—Restasis and Prolacria.”

Following the expiration of a use patent in August 2009, the manufacture and sale of Restasis is protected in the United States by a formulation patent that expires in May 2014.

Market Opportunity: Other than Restasis, the current treatments for dry eye disease in the eight major international prescription pharmaceutical markets consist of artificial tear solutions and lubricant eye drops. Dry eye disease is associated with aging, environmental factors, autoimmune disorders and various medications. According to Allergan, dry eye disease affects an estimated 21 million people in the United States. For the years ended December 31, 2009, 2008 and 2007, Allergan has recognized approximately $523 million, $444 million and $345 million, respectively, of revenue from net sales of Restasis.

For a more detailed discussion of the risks associated with these products, please see the Risk Factors located elsewhere in this report.

PRODUCT CANDIDATES IN CLINICAL DEVELOPMENT

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. Denufosol tetrasodium is a first-in-class ion channel regulator that addresses the underlying ion transport defect in the lungs of patients with cystic fibrosis. Denufosol is designed to enhance airway hydration and mucociliary clearance through receptor-mediated mechanisms that increase chloride secretion, inhibit sodium absorption and increase ciliary beat frequency. These integrated pharmacological actions are important to restoring airway clearance, maintaining lung function, and potentially delaying the progression of cystic fibrosis lung disease. We believe that our product candidate could be the first FDA-approved product that mitigates the underlying defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency.

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

Development Status

TIGER 1: Our first Phase 3 clinical trial, TIGER-1 (Trial 08-108), with denufosol tetrasodium inhalation solution for the treatment of cystic fibrosis was a 24-week, double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in 352 patients with mild cystic fibrosis lung disease (FEV1 (Forced Expiratory Volume in One Second) (in liters) ≥ 75% predicted normal) at clinical centers across North America. This portion of the clinical trial was followed by a 24-week denufosol-only open-label extension, or OLE.

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

In October 2008, we presented new data at the North American Cystic Fibrosis Conference which indicate that patients who continued to receive denufosol for an additional 24 weeks during the OLE experienced a progressive improvement in FEV1. Those patients who received denufosol for 48 weeks during TIGER-1 experienced a mean change from baseline in FEV1 of 115 ml at the end of the OLE, almost a two-and-a-half fold increase compared to the initial 48 ml increase at the end of the 24-week placebo-controlled portion of the trial.

The patients who crossed over from placebo to denufosol at Week 24 also experienced improvements in FEV1 when receiving denufosol during the OLE. In terms of observed means, these patients had a 78 ml increase from baseline, compared to a 16 ml increase at the end of the 24-week placebo-controlled portion of the trial. This differs from the 3 ml adjusted mean for placebo at the 24-week study endpoint which also accounted for discontinuations.

A total of 315/352 (89%) patients completed the 24-week placebo-controlled phase of TIGER-1 and had the option to participate in the OLE phase in which all patients received denufosol for an additional 24 weeks. All of the patients but one (n=314) entered the OLE extension. The objective of the OLE phase was to evaluate the long-term safety of denufosol treatment among cystic fibrosis patients with FEV1 ≥ 75% predicted normal. In the TIGER-1 trial, there was no evidence of adverse effects on growth, clinical laboratory values or vital sign assessments with long-term denufosol treatment. Denufosol was well-tolerated over 48 weeks of dosing in the TIGER-1 trial.

The retention rate during the OLE phase was approximately 96%, with 302 patients completing the full 48 weeks. Twelve patients withdrew during the OLE phase, with only four withdrawals related to Adverse Events, or AEs. In the OLE phase, the most commonly reported AEs, which included cough, condition aggravated and productive cough, were similar to those reported during the placebo-controlled phase. The incidence of Serious Adverse Events, or SAEs, in the OLE phase was under 20% and the majority of SAEs were pulmonary exacerbations.

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

We have approximately 100 participating clinical trial sites across the United States, Canada, Australia and New Zealand and completed patient enrollment in November 2009. Top-line results from this clinical trial are expected in the first quarter of 2011.

Additionally, any patient who has successfully completed TIGER-2 may elect to participate in a follow-on, open-label denufosol-only trial (Trial 08-114) which will enable patients to continue receiving denufosol for up to 3 additional years. The original length of this extension study was 48 weeks, but this was recently extended to 3 years to assess the potential disease-modifying effects of extended denufosol treatment on lung function over time. To date, more than 80% of the patients who have completed TIGER-2 have elected to enroll in this long-term study.

Assuming the results of TIGER-2 are positive, that we subsequently file a New Drug Application, or NDA, for denufosol with the FDA and that the FDA approves such NDA, we are targeting a potential U.S. commercial launch for denufosol in the 2012 timeframe.

Other: In 2006, we completed a 52-week inhalation toxicology study in one animal species, and have submitted the final study report to the FDA. There were no signs of pulmonary or systemic toxicity at doses well above the Phase 3 clinical dose. In 2009, we completed the required two-year inhalation carcinogenicity study in rats and the final study report confirms that there was no evidence of a carcinogenic effect with denufosol.

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $21 million to $28 million. This estimate includes completing TIGER-2 as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs do not include the costs of pre-launch inventory and any product approval milestones payable to Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT. See—“Collaborative Agreements—Cystic Fibrosis Foundation Therapeutics, Inc.” These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials and any other required studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary and an anticipated NDA filing could be delayed.

In addition to the activities and costs necessary to submit an NDA for denufosol, we are initiating pre-launch and franchise development activities, including conducting market research, developing manufacturing plans, and expanding our clinical and scientific database on denufosol beyond the TIGER-1 and TIGER-2 pivotal trials. More specifically, these activities would include the extension study (Trial 08-114) discussed above and development of a secondary supplier of denufosol. We expect the costs of these activities to be significant and will include approximately $8 million in remaining milestone payments due under our technology license agreement with Yamasa Corporation. See “—Manufacturing and Supply—Yamasa Corporation.”

We currently plan to retain commercial rights for denufosol for the treatment of cystic fibrosis in North America. We continue to seek a corporate partner to develop and commercialize this product candidate outside of North America.

Market Opportunity. The current commercially available therapeutic approaches to address cystic fibrosis mainly treat the complications of the disease and are aimed at reducing respiratory infections and breaking up thickened mucous secretions that cause airflow obstruction and harbor bacteria. For example, TOBI is an inhaled antibiotic that treats lung infections and Pulmozyme is an inhaled protein that breaks up excessive DNA in mucus that reduces the thickness and tackiness of the respiratory secretions. While both products are approved for the management of cystic fibrosis, neither product is designed to address the underlying ion-transport defect, which results in dehydrated mucus and severely impaired mucociliary clearance.

According to the U.S. Cystic Fibrosis Foundation, there are approximately 30,000 cystic fibrosis patients in the United States, and approximately 70,000 cystic fibrosis patients worldwide. Based on data compiled and reported by IMS Health as of December 31, 2009, annual sales in the United States of the two prescription pharmaceutical products to treat cystic fibrosis lung disease, Pulmozyme and TOBI, were approximately $328 million and $242 million, respectively, and represented approximately two-thirds of annual world-wide sales of these two products.

Prolacria (diquafosol tetrasodium) for the treatment of dry eye disease

Overview. Diquafosol tetrasodium is a dinucleotide which functions as an agonist at the P2Y2 receptor and is being developed for the treatment of dry eye disease. Prolacria, the proposed U.S. tradename for diquafosol tetrasodium ophthalmic solution 2%, is designed to stimulate the release of three components of natural tears—mucin, lipids and fluid. The manufacture and sale of Prolacria is protected in the United States under drug substance and formulation patents that expire in July 2016, as well as under use patents that expire in February 2017, subject to any applicable patent restoration that may extend protection up to an additional five years from the date of expiration of the applicable patent, if any, for which restoration is sought.

Under our agreement with Allergan, we are responsible for the development of Prolacria in the United States, and Allergan is responsible for the commercialization of Prolacria in the United States. If we receive FDA approval and Prolacria is launched, we expect to co-promote this product. Pursuant to this agreement, Allergan is responsible for obtaining regulatory approval and for commercializing diquafosol tetrasodium in Europe and elsewhere globally with the exception of Asia. See “—Collaborative Agreements—Allergan, Inc.—Restasis and Prolacria.”

Development Status. In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. We received approvable letters from the FDA in December 2003 and December 2005. In September 2008, we submitted a clinical protocol and request for Special Protocol Assessment, or SPA, to the FDA for a pivotal Phase 3 environmental trial with Prolacria. During 2009, we reached agreement with the FDA on the design of a Phase 3 clinical trial for Prolacria, and completed the trial.

In January 2010, we announced that this Phase 3 clinical trial (Trial 03-113) did not meet its primary endpoint (p = 0.526) or its secondary endpoint (p = 0.368). Given the complexity of this program and the large database of information we have, we are working closely with our partner, Allergan, to determine potential next steps for the program.

Due to the uncertainty of the future of this program, we are currently unable to reasonably project the future dates and costs associated with additional clinical trials or other work which would be necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States.

Our partner, Santen Pharmaceutical Co., Ltd., or Santen, is currently developing a different formulation of diquafosol tetrasodium, which it refers to as DE-089, in Japan. Our agreement with Santen allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries, and provides for certain milestone payments to be paid to us upon achievement of development milestones by Santen. In May 2008, Santen filed an application for manufacturing and marketing approval of DE-089 with the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA), which is pending review. See “—Collaborative Agreements—Santen Pharmaceutical Co., Ltd.”

AzaSite for the treatment of blepharitis

Overview. Blepharitis is an ocular disease characterized by inflammation of the lid margin that is common, complex, and has a multi-factorial etiology. Blepharitis coexists with other common ocular surface conditions and is often under-diagnosed and misdiagnosed in general clinical practice. Blepharitis can be subdivided into two categories: anterior and posterior blepharitis. Although they are distinct diseases, they can overlap. Anterior blepharitis is generally associated with the presence of bacteria, lid debris and/or sebaceous gland activity and is most often an acute disease. Posterior blepharitis is almost always associated with dysfunctional meibomian glands or altered meibomian gland secretions and is generally considered a chronic disease.

Our market research and input from eye care specialists suggests that blepharitis is an under-diagnosed and under-treated disease. Survey data published in The Ocular Surface and funded by Inspire indicated that 15 percent of adults reported having at least one of the three symptoms that clinicians associate with anterior blepharitis at least half of the time in the previous 12 months. Based on the overall U.S. adult population of 232 million, this implies potentially as many as 34 million adults might have suffered from some form of blepharitis over such time frame. Currently, there are no FDA-approved prescription pharmaceutical products indicated for the treatment of this disease. Patients currently manage the acute and often chronic effects of blepharitis with the use of warm compresses, lid hygiene, topical antibiotic ointments and, when exacerbated, with topical steroids or oral antibiotics.

Development Status. During 2008, we conducted a series of Phase 4 clinical trials with AzaSite evaluating the safety and efficacy of AzaSite in ocular conditions, such as blepharitis. In late 2008, we sought input from numerous medical experts and evaluated our Phase 4 data along with market research on the prevalence and awareness of the disease to evaluate AzaSite’s potential opportunity as it relates to the treatment of blepharitis. In addition, we had preliminary discussions with the FDA on potential regulatory pathways. Based on preliminary information gathered, we decided to pursue a Phase 2 program to study AzaSite for the treatment of blepharitis.

In May 2009, we initiated Phase 2 work which consisted of two randomized, vehicle-controlled clinical trials that enrolled approximately 600 patients with anterior blepharitis. Trial 044-101 included a two-week treatment period with a two-week follow-up period and Trial 044-102 included a four-week treatment period with a four-week follow-up period. Patients were randomized to AzaSite or the DuraSite vehicle and received one drop in each eye twice-a-day for the first two days, then one drop in each eye daily for the remainder of the treatment period. All patients in the trials performed lid hygiene using commercially available lid scrubs once daily for the duration of the trials.

In March 2010, we announced the results of these two trials. In the four-week trial, improvements for AzaSite compared to vehicle were achieved for a number of blepharitis signs and symptoms at various time points with p-values ≤ 0.05, but statistical significance was not achieved for the primary endpoint of mean lid margin hyperemia. In the two-week trial, there were no statistically significant improvements for AzaSite compared to vehicle, including for the primary endpoint of clearing of lid debris. In both trials, the AzaSite treatment group and the vehicle treatment group showed statistically significant improvements relative to baseline for all measured signs and symptoms of blepharitis. Additionally, AzaSite was well-tolerated in both trials.

We will conduct additional clinical work to continue pursuing a potential indication for treatment of anterior and posterior forms of blepharitis.

Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs associated with clinical trials or a prospective NDA filing for this program. Additionally, since there are no prescription pharmaceutical products indicated for the treatment of blepharitis, we are unable to provide U.S. market opportunity data.

Glaucoma product candidates

Overview. In November 2004, we licensed technology for use in developing and commercializing new treatments for glaucoma from Wisconsin Alumni Research Foundation, or WARF. See “—Collaborative Agreements—Wisconsin Alumni Research Foundation.” In relation to this technology, we are evaluating new and existing compounds that are active in disrupting the acto-cytoskeleton of the trabecular meshwork as potential treatments for glaucoma. Our scientific hypothesis is that the mechanism of action may result in reduction of intraocular pressure, or IOP, by affecting the primary outflow pathway for aqueous humor.

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

Due to the uncertainty of the future of this program, and given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs associated with clinical trials or a prospective NDA filing for either of these product candidates.

Market Opportunity. The current market for treatment of glaucoma, the largest market in ophthalmic pharmaceuticals, is approximately $2.2 billion in annual sales in the United States based on data compiled and reported by IMS Health as of December 31, 2009.

For a discussion of the risks associated with our development programs, please see the Risk Factors located elsewhere in this report.

Additional information about the costs and expenses associated with all of our research and development programs is discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Years Ended December 31, 2009, 2008 and 2007—Costs and Expenses.”

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

Either Allergan or we may terminate the agreement in the event of a material breach of the agreement by the other or in the event of the other’s insolvency. Allergan can terminate the agreement upon a change of control where we become an affiliate of a direct competitor of Allergan as that term is defined in the agreement. We can terminate the agreement in the event that Elestat is withdrawn from the market for more than 90 days.

Allergan, Inc.—Restasis and Prolacria

In June 2001, we entered into a joint license, development and marketing agreement with Allergan to develop and commercialize our product candidate, Prolacria, for the treatment of dry eye disease. The agreement also provided us with revenue on net sales of Allergan’s Restasis.

Under the terms of the agreement, Allergan obtained an exclusive license to develop and commercialize Prolacria worldwide, with the exception of Japan and nine other Asian countries covered by our agreement with Santen. In return, we are entitled to receive revenue from Allergan on net sales of Restasis and Prolacria, if any, worldwide, excluding most larger Asian markets. Under this agreement, we have received up-front and milestone payments of $11 million related to our development of Prolacria and will be entitled to receive up to an additional $28 million in milestone payments assuming the successful completion of all remaining milestones under this agreement. If we receive FDA approval and Prolacria is launched, we expect to begin to co-promote this product in the United States.

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

The revenue that we receive on the net sales of Restasis is based upon a percentage of net sales of Restasis in the United States, and upon a percentage of net sales of Restasis outside the United States, except in Japan and nine other Asian countries covered by our agreement with Santen.

In December 2008, we amended our agreement with Allergan such that we ceased co-promoting Restasis as of December 31, 2008. Notwithstanding the fact that we are no longer co-promoting Restasis, Allergan remains obligated to pay us royalties in relation to sales of Restasis at the rates in effect prior to the December 2008 amendment.

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

Cystic Fibrosis Foundation Therapeutics, Inc.

In October 2002, we entered into a study funding agreement with the CFFT, a non-profit drug development affiliate of the Cystic Fibrosis Foundation, for the funding of one Phase 2 clinical trial for denufosol for the treatment of cystic fibrosis. Under the agreement, the CFFT provided the majority of funding of external costs for one Phase 2 clinical trial of denufosol, which we completed in April 2004, in exchange for post-commercialization development and sales milestone payments. If denufosol ultimately receives FDA approval for the treatment of cystic fibrosis, we would be obligated to pay a development milestone to the CFFT, calculated as a multiple of the clinical trial costs incurred by the CFFT. In addition, we would be obligated to pay a sales milestone if the product candidate achieves a specified aggregate sales volume in the first five years following product approval. The development milestone is currently estimated to be approximately $12 million, payable over five years, and the sales milestone would be an additional $4 million, payable over two years. The agreement will terminate no later than the expiration of all payment obligations under the agreement. Either the CFFT or we may terminate the agreement if the other materially breaches the agreement.

InSite Vision Incorporated

In February 2007, we entered into a license agreement with InSite Vision pursuant to which we acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin as the sole active ingredient for use in the treatment of human ocular or ophthalmic indications. The license agreement also grants us exclusive rights to develop, make, use, market, commercialize and sell each product in the United States and Canada. We are currently responsible for all regulatory obligations and strategies relating to the further development and commercialization of a product in the United States and Canada.

Pursuant to the license agreement, we paid InSite Vision an upfront license fee of $13.0 million and an additional $19.0 million milestone related to FDA approval of AzaSite. In addition, we paid a 20% royalty for the first two years of commercialization and in July 2009 began paying a 25% royalty on net sales of AzaSite in the

United States and Canada, which will continue for the duration of the agreement. We are obligated to pay royalties under the agreement for the longer of (i) 11 years from the launch of the subject product and (ii) the period during which a valid claim under a patent licensed from InSite Vision covers a subject product. Under the terms of the agreement, our obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not we will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the second of which commenced on October 1, 2009.

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

We established a coordinating committee to review and evaluate Santen’s progress in the development and commercialization of potential products. Santen is responsible for all development, regulatory submissions, filings and approvals, and all marketing of potential products in its territory. We are obligated to supply Santen with all its requirements of diquafosol tetrasodium in bulk drug substance form for all preclinical studies, clinical trials and commercial requirements at agreed-upon prices. However, we do not have manufacturing expertise or capability, and we do not have an agreement with any third party for the manufacture of diquafosol tetrasodium in bulk drug substance form for the commercial requirements of Santen’s product, if approved. See below and “Risk Factors—The third-party vendor that manufactures denufosol and the API related to both Prolacria and Santen’s DE-089 does not have the capacity to manufacture the projected commercial quantities of API for these products, if any is approved.”

Under the terms of the agreement, we received an up-front equity investment of $1.5 million in exchange for shares of our preferred stock in December 1998, that were subsequently converted into shares of our common stock. We have received total milestone payments of $3.0 million based on the achievement of certain regulatory work and the completion of Phase 3 clinical testing of diquafosol tetrasodium in Japan by Santen, which Santen refers to as DE-089. If all milestones are achieved, we could receive up to an additional $1.75 million. We are eligible to receive royalties on net sales of DE-089 if it is approved for commercialization and launched in Santen’s licensed territories.

The agreement will terminate when all patents licensed under the agreement have expired. Either Santen or we may terminate the agreement if the other materially breaches the agreement. In addition, we have the right to terminate the agreement at any time if we determine, subject to the coordinating committee’s review and arbitration, that Santen has not made reasonably sufficient progress in the development or commercialization of potential products. If Santen breaches the agreement, or if we terminate the agreement because Santen has not made sufficient progress, Santen’s license will terminate. Santen will provide us with all data and information relating to our products, and will assign or permit us to cross-reference all regulatory filings and approvals. If we are unable to supply Santen with the API for its DE-089 product, Santen may elect to manufacture (or have manufactured) the quantity of API that we fail to supply or to assume full responsibility for supply of the API. In such event, Santen will receive a manufacturing license from us. In the event that we are in material breach of our material contractual obligations regarding supply of API, other remedies available under law or in equity will apply.

Wisconsin Alumni Research Foundation

In November 2004, we licensed technology for use in developing and commercializing new treatments for glaucoma from WARF. Under the terms of the agreement, we paid an upfront licensing payment of $150,000 in 2004 upon execution of the agreement and a $50,000 milestone payment related to the filing of an Investigational New Drug Application, or IND, for our glaucoma program in 2006. We are obligated for additional contingent payments of up to an aggregate of $1.8 million upon the achievement of development milestones, and royalties on sales of any regulatory approved product utilizing the licensed patents.

We will design and fund all future research, development, testing, regulatory filings and potential marketing activities related to any product candidate under development or product developed from the license. Unless terminated earlier, the agreement will expire on a country-by-country basis upon the expiration of the patents in such country. The U.S. government may have limited rights in some of this patented technology. WARF may terminate the license if we fail to make timely payment of any amount due to WARF under the agreement or commit a material breach of any material covenant contained in the agreement, subject to our right to cure.

Research and Development

Since our inception, we have made substantial investments in research and development. During the years ended December 31, 2009, 2008 and 2007, our research and development expenses were $51.1 million, $44.6 million and $53.4 million, respectively. In February 2009, we eliminated our early preclinical and molecule discovery activities and refocused our resources on the development of existing later-stage clinical programs and commercially available products.

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

We believe our commercial operations provides us with the foundation to leverage opportunities to market and sell other products we are developing, or products that we may in-license or otherwise acquire, and to maximize their commercial value in the United States.

Compliance

We conduct our business in an ethical, fair, honest and lawful manner. We act responsibly, respectfully and with integrity in our relationships with patients, health care professionals, providers, governments, regulatory entities, customers, stockholders, suppliers and vendors.

We have designated a Chief Compliance Officer who reports to the Chief Executive Officer and the Chairperson of the Audit Committee of the Board of Directors. Among other duties, this officer oversees compliance training, education, auditing and monitoring; enforces disciplinary guidelines for any infractions of our Comprehensive Compliance Program; implements new policies and procedures; responds to any detected issues; and undertakes corrective action procedures. The Chief Compliance Officer provides updates to senior management, the Audit Committee of the Board of Directors, and to the full Board of Directors. Our controls address compliance matters relating to requirements and entities that govern public pharmaceutical companies including, but not limited to the following: federal and state law, such as the Sarbanes-Oxley Act of 2002 and the U.S. Foreign Corrupt Practices Act of 1977; NASDAQ listing requirements; the Financial Industry Regulatory Authority; the Securities and Exchange Commission; the Food and Drug Administration; the United States Department of Health and Human Services; and the Office of Inspector General, along with voluntary industry standards developed by the Pharmaceutical Research and Manufacturers of America. Our standard operating procedures are designed to provide a framework for corporate governance in accordance with ethical standards and legal best practices. Our codes and policies that have been implemented include, but are not limited to, Code of Conduct and Business Ethics; Whistleblower Policy; and Code of Conduct: Promotional Interactions with Health Care Professionals.

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

We rely upon one vendor as the sole manufacturer of the supply of active pharmaceutical ingredients for both Prolacria and denufosol; however, we have initiated development of a secondary supplier for denufosol. See “Risk Factors—Reliance on a single party to manufacture and supply either finished product or the bulk active pharmaceutical ingredients for a product or product candidates could adversely affect us” and “The third-party vendor that manufactures denufosol and the API related to both Prolacria and Santen’s DE-089 does not currently have the capacity to manufacture the projected commercial quantities of API for all these products, if approved.”

We conduct qualification and routine audits of our contract manufacturers. These contract manufacturers are identified in our regulatory agency filings, such as with the FDA, and are subject to regulatory agency inspections. We also attempt to stay informed on the financial condition of contract manufacturers and their status with regulatory agencies.

The manufacture of our products and product candidates is based, in part, on technology that we believe to be proprietary to our contract manufacturers or our collaborative partners. Such manufacturers may not abide by the limitations or confidentiality restrictions in agreements with us. In addition, any such manufacturer may develop process technology related to the manufacture of our compounds that such supplier owns either independently or jointly with us. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have our products manufactured using such technology.

Catalent Pharma Solutions

In September 2007, we entered into a long term manufacturing services agreement with Catalent Pharma Solutions, LLC, or Catalent, for the manufacture of the finished product AzaSite, pursuant to which Catalent agreed to manufacture AzaSite to Inspire’s specifications for a period of six years. Under the agreement, we agreed to purchase from Catalent on an annual basis a specified minimum number of units (each unit consists of 2.5 milliliters) of AzaSite for the first four years at a per unit price that is specified in the contract. Either party may terminate the agreement upon 60 days’ prior written notice if the other party materially breaches the agreement. However, if we fail to make payments to Catalent within 15 days after such payments are due, Catalent may terminate the agreement or Catalent may cease performing under the agreement until all of the outstanding payments are brought current. We may terminate the agreement if a force majeure event prevents Catalent from fully performing its obligations under the agreement for a period of 120 days. In addition, following the conclusion of the third contract year, the agreement may be terminated on 12 months’ notice by us or on 24 months’ notice by Catalent.

InSite Vision

In February 2007, we entered into a supply agreement with InSite Vision for the active pharmaceutical ingredient, azithromycin. Previously, InSite Vision entered into a third-party supply agreement for the production of azithromycin. Under the supply agreement, InSite Vision agreed to supply our requirements of azithromycin, pursuant to certain forecasting and ordering procedures. The initial term of the supply agreement is until 2012, subject to certain customary termination provisions, such as termination for material breach of the agreement. Either we or InSite Vision may terminate the supply agreement upon 180 days notice to the other party. After 2012, the supply agreement automatically renews for successive three-year periods unless terminated pursuant to such termination provisions. The supply agreement requires that InSite Vision produce for us a specified stockpile of azithromycin.

Yamasa Corporation

Effective September 25, 2009, we entered into a Technology License Agreement for the Manufacture of Denufosol with Yamasa Corporation. During our denufosol development program, Yamasa has manufactured all of the denufosol used by Inspire in its related clinical trials. The purpose of the technology agreement is to facilitate the transfer of the current denufosol manufacturing technology, including intellectual property, to an additional manufacturer and thus enable a two-supplier strategy for denufosol.

Pursuant to the terms and conditions of the technology agreement, Yamasa granted to Inspire an exclusive, worldwide, royalty-free right and license to use, make, have made and sell denufosol and any pharmaceutical formulation containing denufosol as an active pharmaceutical ingredient, under certain intellectual property developed by Yamasa. During the term of the technology agreement, Inspire may designate a single manufacturer (in addition to Yamasa) to use the rights licensed from Yamasa at any given time.

In consideration of the grant of rights under the technology agreement, in October 2009, Inspire paid Yamasa three hundred million Japanese Yen (¥ 300,000,000), which was approximately $3.3 million at the prevailing exchange rate. Additionally, Inspire shall pay Yamasa (i) three hundred million Yen (¥ 300,000,000) within thirty (30) days after the receipt of a process validation report by December 31, 2010 following the successful completion of three validation batches; and (ii) four hundred million Yen (¥ 400,000,000) within thirty (30) days after both (a) the acceptance of a pre-approval inspection of denufosol at Yamasa by the FDA, and (b) the approval of a New Drug Application of a formulated denufosol drug product at Inspire by the FDA.

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

As of February 28, 2010, our patent estate included approximately 70 U.S. patents that we own or co-own and approximately 20 U.S. patents that we have licensed, as well as over 160 counterpart patents in countries other than the United States. Our issued patents and pending patent applications in the United States include composition of matter coverage on a number of different structural families of compounds as well as related formulation and use coverage. The actual protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its coverage and the availability of legal remedies in a particular country.

Below is a summary of certain patent information, as of February 28, 2010, relating to our commercial products as well as product candidates that are in Phase 3 development. The information relating to the products listed below reflects those patents listed in the FDA’s Orange Book: Approved Drug Products with Therapeutic Equivalence Evaluations, with respect to such product. The information relating to Prolacria represents those patents listed in our NDA filed with respect to such candidate and the information regarding denufosol tetrasodium reflects the U.S. patents that we own and consider to be particularly important to the protection of such candidate. In addition to the patents reflected in the table, for some of these product candidates we have other patents that cover a particular form or composition or relate to manufacturing methods, as well as pending patent applications. These issued patents and any patents issued in relation to a pending applications, could provide additional or a longer period of protection.

PRODUCTS AND PRODUCT CANDIDATES	NUMBER OF SPECIFIED PATENTS IN U.S.	TYPES OF PATENTS IN U.S.	PATENT OWNER IN U.S.	RANGE OF U.S. PATENT EXPIRATION DATES
Products

AzaSite	5	Use and Formulation Patents	InSite Vision/Pfizer(1)	November 2018 – March 2019

Elestat	N/A(2)	N/A(2)	N/A	N/A

Restasis	1	Formulation	Allergan(1)	May 2014

Product Candidates
in Phase 3 Clinical
Development

Denufosol tetrasodium	6	Drug substance, Formulation and Use	Inspire	February 2017(3)

Prolacria (diquafosol tetrasodium)	8	Drug substance, Formulation and Use	Inspire	July 2016 – February 2017 (3)

(1)	In-licensed to Inspire
(2)	See “Product—Elestat” for a discussion of the expiration of market exclusivity under the Hatch-Waxman Act.
(3)	Subject to any applicable patent restoration that may extend protection up to an additional five years from the date of expiration of the applicable patent, if any, for which restoration is sought.

We seek patent protection for our proprietary technology and products in the United States and Canada and in key commercial European and Asia/Pacific countries and other major commercial sectors of the world, as appropriate. We have in-licensed patents related to AzaSite in Canada, and have received patents related to denufosol tetrasodium and diquafosol tetrasodium in Canada, Europe, Australia, New Zealand and other Asia/Pacific countries. See “Collaborative Agreements—Allergan, Inc.—Restasis and Prolacria” and “Collaborative Agreements—Santen Pharmaceutical Co., Ltd.” for additional discussion of responsibilities for diquafosol tetrasodium development and potential commercialization outside of the United States.

Competition

Many pharmaceutical and biotechnology companies engage in research and development to commercialize products to treat allergic conjunctivitis, bacterial conjunctivitis, cystic fibrosis, dry eye disease, blepharitis, glaucoma, and other diseases that we are researching. We compete with these companies for funding, access to licenses, personnel, third-party collaborators and product development. However, most large pharmaceutical and biotechnology companies have significantly larger intellectual property estates, substantially greater financial, marketing, sales, distribution and technical resources and greater capabilities and experience in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs than we do. The introduction of new products or the development of new processes by competitors or new information about existing products may result in price reductions or product replacements, even for products protected by patents.

The following treatments compete, or may compete, with our products and product candidates, as applicable:

Allergic Conjunctivitis. There are multiple therapies available to treat or prevent allergic conjunctivitis. The primary products that Elestat competes with are Patanol® and PatadayTM, both by Alcon, Inc.; Zaditor® by Novartis and its related generic; and Optivar® by Meda Pharmaceuticals and its related generic. Patanol and Pataday currently have the majority of the prescriptions in the allergic conjunctivitis market. Additionally, in September 2009, the FDA approved BepreveTM, by ISTA Pharmaceuticals, Inc., and the product was launched in late 2009.

Bacterial Conjunctivitis. The current prescription ocular anti-infective treatments for bacterial conjunctivitis that compete with AzaSite include single-entity antibiotics Vigamox® and Ciloxan® , both by Alcon; Zymar® and Ocuflox®, both by Allergan; Quixin® and Iquix®, both by Vistakon Pharmaceuticals, LLC; and Besivance® by Bausch & Lomb, Inc. and combination products such as Zylet® by Bausch & Lomb, Inc.; and TobraDex® by Alcon. In addition, there are several generics used to treat bacterial conjunctivitis, which include erythromycin, gentamycin and tobramycin.

Cystic Fibrosis. There are two products approved in the United States specifically for the treatment of complications of cystic fibrosis lung disease: Pulmozyme®, by Genentech, Inc., an agent designed to break up thickened airway secretions, and TOBI®, by Novartis, an inhaled antibiotic. Additionally, in February 2010, the FDA approved Cayston® (aztreonam for inhalation), an inhaled antibiotic, by Gilead Sciences, Inc. Academic groups have completed at least one clinical trial that demonstrated clinical benefit of hypertonic saline. At least one clinical trial has been completed that demonstrated clinical benefit with Zithromax®, by Pfizer, Inc., an oral antibiotic. In addition, the following products for the treatment of cystic fibrosis are in Phase 3 development: BronchitolTM by Pharmaxis and VX-770 by Vertex Pharmaceuticals, Inc.

Dry Eye Disease. The current prescription and non-prescription treatments for dry eye disease include Restasis by Allergan; artificial tear solutions and lubricant eye drops. In addition to our development program for Prolacria, we are aware of several other companies that are developing products for the treatment of dry eye disease.

Governmental Regulation

The research, development, testing, manufacture, promotion, marketing and distribution of human therapeutic products are extensively regulated by governmental authorities in the United States and other countries. The FDA regulates drugs products in the United States and similar regulatory agencies exist in other countries. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include:

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

We and all of our contract manufacturers are also required to comply with the applicable FDA cGMP regulations during clinical development and to ensure that the product can be consistently manufactured to meet the specifications submitted in an NDA. The cGMP regulations include requirements relating to product quality as well as the corresponding maintenance of records and documentation. Manufacturing facilities must be approved by the FDA before they can be used to manufacture our products. Based on an inspection, the FDA determines whether manufacturing facilities are in compliance with applicable regulations. Manufacturing facilities in non-U.S. countries that are utilized to manufacture drugs for distribution into the United States are subject to inspection by the FDA. Additionally, failure to comply with local regulatory requirements could affect production and availability of product in relevant markets.

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

Health Care Reform Measures and Third-Party Reimbursement

The efforts of governments and third-party payors to contain or reduce the cost of health care will continue to affect the business and financial condition of drug companies. In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system adopted in recent years that could affect our ability to sell our products profitably, and additional changes could be adopted in the future. For instance, in the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary Medicare outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for

Medicare & Medicaid Services, or CMS, within the Department of Health and Human Services, or HHS, and is implemented and operated by private sector Part D plan sponsors. Under the Part D program, each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage and impose prior authorization and other coverage restrictions, and negotiate payment levels with drug manufacturers that may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements can vary, in turn influencing which products are recommended by physicians and selected by patients. CMS has issued extensive regulations and other subregulatory guidance documents to assist Part D plan sponsors with implementing the new benefit. Moreover, the HHS Office of Inspector General has issued regulations and other guidance in connection with the program. The federal government continues to issue guidance and regulations regarding the obligations of Part D sponsors on an ongoing basis.

Allergan is responsible for the implementation of the Medicare Part D program as it relates to Restasis and Elestat and has contracted with Part D plan sponsors to cover such drugs under the Part D benefit. We are responsible for contracting with Part D plan sponsors with respect to AzaSite. There is no assurance that any drug that we co-promote or sell will be covered by drug plans participating under the Medicare Part D program or, if covered, what the terms of any such coverage will be, or that the drugs will be reimbursed at amounts that reflect current or historical payment levels. Our results of operations could be materially adversely affected by coverage or reimbursement changes resulting from the Medicare prescription drug program, including changes in Part D formularies or prices negotiated with Part D drug plans. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payments may be magnified by private insurers adopting similar lower payment. In addition, health care reform legislation in the United States and in foreign countries, along with other federal or state prescription drug reimbursement and coverage policies, may be enacted or adopted in the future that could further lower payment for our products.

A number of federal and state proposals to reform the health care system have been considered in recent years, and legislation currently is being debated that could impact reimbursement and coverage for prescription drugs. In particular, both the U.S. House of Representatives and Senate approved major health reform plans in late 2009 that would, among many other things: increase Medicaid drug rebate amounts paid by manufacturers and expand the drugs that are subject to such rebates, generally require drug manufacturers to provide a discount on brand-name prescriptions filled in the Medicare Part D “coverage gap,” expand comparative effectiveness research programs, and expand disclosure requirements regarding drug manufacturer financial arrangements with referring physicians. In addition, the House version of the bill would establish a public health insurance program to compete with private insurance companies, which could increase competitive pressures in the private insurance market that ultimately could impact prescription drug reimbursement. The House bill also would require the HHS Secretary to negotiate Medicare Part D drug prices directly with pharmaceutical manufacturers, and it would bar agreements between brand name and generic drug manufacturers that delay competition from generic drugs. The Senate bill would impose a $2.3 billion annual fee on the pharmaceutical manufacturing sector, generally allocated according to market share. To date Congress has not reached agreement on a single reform plan, so it is uncertain at this time whether a bill will be enacted in the near future and, if so, the scope of the provisions that will be included or the impact on us. There can be no assurances, however, that enactment of health reform legislation would not have an impact on reimbursement and/or coverage of our products. Likewise, the potential for adoption of health care reform or other cost-control proposals on a state-by-state basis could impact our reimbursement levels and require us to develop state-specific marketing and sales approaches.

Sales of prescription drugs depend significantly on the availability of reimbursement to the consumer and/or provider from third-party payors, such as government health programs and private insurance plans. These third-party payors frequently require that drug companies provide predetermined discounts or rebates from list prices, and they are increasingly challenging the prices for medical products and services. Third-party payors may not consider our products to be cost effective and may not reimburse the consumer sufficiently to allow us, and/or our collaborators, to sell our products on a profitable basis. In addition, an increasing emphasis on managed care in the United States continues to increase pressure on drug pricing. Additional legislative or regulatory proposals or changes in managed care practices may be adopted that may have an adverse effect on our business and our financial condition, including our profits.

Employees

As of January 31, 2010, we had approximately 240 full-time and part-time employees. In addition, we utilize interns, outside contractors and consultants as needed. Our future success will depend in large part upon our ability to attract and retain highly qualified personnel. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. Employees are required to execute confidentiality and assignment of intellectual property agreements.

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

We are responsible for all aspects of the commercialization of this product, including the determination of formularies upon which AzaSite is listed, manufacturing, distribution, marketing and sales. The determination of formularies upon which AzaSite is listed, the discounts and pricing under such formularies, as well as the amount of time it takes for us to obtain favorable formulary status under various plans will impact our commercialization efforts. Additionally, inclusion on certain formularies requires significant price concessions through rebate programs that impact the level of revenue that we receive. The need to give price concessions can be particularly acute where competing products are listed on the same formulary, such as the area of bacterial conjunctivitis. If AzaSite is not successfully commercialized, our revenues will be limited.

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

advising that each company filed an ANDA for a generic version of Elestat. Each ANDA notice alleges that the method of treatment patent related to Elestat is invalid, unenforceable and/or will not be infringed by the respective ANDA applicant’s manufacture, use, sale, or offer for sale of the drug for which the ANDA was submitted. The date of submission of the first filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). In response thereto, Boehringer Ingelheim has filed a statutory disclaimer of all the claims contained in such patent, and accordingly, such patent is unenforceable.

The FDA’s review of an ANDA is a confidential process between the FDA and the applicable ANDA filer. We do not expect to be informed by the FDA, any ANDA filer or any other party regarding the status or timing of the review relating to any of the ANDA filings pertaining to a generic form of Elestat. The FDA may complete its review of the filed ANDAs at any time. As a result, we expect to be required to stop the co-promotion of Elestat with little, if any, advance notice. We believe it is likely that a generic form of epinastine may be launched in the second half of 2010. The loss of co-promotion revenue from Elestat will significantly impact our results of operations and cash flows.

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

The third-party vendor that manufactures denufosol and the API related to both Prolacria and Santen’s DE-089 does not presently have the capacity to manufacture the projected commercial quantities of API for these products, if any is approved.

Yamasa Corporation manufacturers the clinical supplies of denufosol, and the API (i.e. diquafosol) for Prolacria and Santen’s DE-089. We do not believe that Yamasa presently has the capacity to manufacture the projected commercial quantities of denufosol, or the API for Prolacria and Santen’s DE-089. Although we have agreements with Yamasa for the manufacture of clinical quantities, we do not have agreements with Yamasa for commercial supplies of denufosol or diquafosol and we are in the process of working to establish those agreements. We may not be able to enter into such agreements on commercially acceptable terms, if at all.

We are in discussions with another manufacturer for the purpose of establishing a secondary source of commercial supply for denufosol. To facilitate this second manufacturer, we entered into an agreement with Yamasa to acquire access to its manufacturing know-how and processes related to denufosol. Technical transfer of manufacturing capabilities, however, can be difficult. Also, we may not be able to enter into secondary supply arrangements on commercially acceptable terms, if at all. A failure to achieve sufficient commercial supply of denufosol could result in a delay in the launch of the candidate. Furthermore, if the candidate is approved, and depending on market acceptance and other competitive factors, a failure to achieve sufficient commercial supply potentially could adversely affect product sales.

In May 2008, Santen filed an application for manufacturing and marketing approval of DE-089 with the Japanese Ministry of Health, Labor, and Welfare, which is pending review. Subject to the terms of our agreement with Santen, we are required to supply Santen with its API requirements for DE-089 for commercial use. We do not have manufacturing expertise, capabilities or facilities, and rely on Yamasa to manufacture this API. We are currently in discussions with Yamasa to further assess its ability to increase capacity for the production of the API for DE-089. If Yamasa is unable to timely produce sufficient commercial quantities of the API for each of DE-089 and Prolacria, the launch of each such product candidate following approval, if any, could be delayed. Furthermore, if either DE-089 or Prolacria is approved, and depending on market acceptance and other competitive factors, an insufficient supply of the API for such product following its launch potentially could adversely affect product sales. A reduction in sales likely would reduce royalty income to us associated with each of DE-089 and Prolacria. If we are unable to supply Santen with its API requirements for DE-089 pursuant to the terms of our agreement, Santen may pursue legal or equitable remedies against us.

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

We are developing denufosol as an inhaled product candidate for the treatment of cystic fibrosis. Denufosol tetrasodium is a first-in-class ion channel regulator that addresses the underlying ion transport defect in the lungs of patients with cystic fibrosis. The FDA has not published guidance on the drug approval process associated with such a product candidate. Furthermore, we are not aware of any FDA-approved product that addresses the underlying ion transport defect in the lungs of patients with cystic fibrosis. We cannot predict or guarantee the outcome or timing of our Phase 3 program for denufosol for cystic fibrosis. A significant amount of work will be required to advance denufosol through clinical testing, including satisfactory completion of additional clinical trials and other studies. We may later decide to change the focus or timing of our Phase 3 program. Our TIGER-2 clinical trial for denufosol for cystic fibrosis may not be successful or unexpected safety concerns may emerge that would negatively change the risk/benefit profile for this product candidate.

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

The FDA has not published guidelines on the approval of a product for the treatment of dry eye disease. In order to gain approval, it will be necessary to undertake at least one additional Phase 3 clinical trial in support of our NDA for Prolacria. There can be no guarantee that any such additional clinical trial would be successful or that the FDA would approve Prolacria even if such additional clinical trial was successful.

We may need to develop alternate dosing regimens for our product candidates.

In order to achieve broad market acceptance of our product candidates, we may need to develop, alone or with others, alternate dosing regimens and methods for administering our products. For example, in our current clinical trials, denufosol for the treatment of cystic fibrosis is administered by a standard nebulizer three times per day, but clinical data from our TIGER-1 clinical trial indicated that patients in that study administered the drug only 2.7 times per day, on average. Patients may prefer a smaller, more portable device or less frequent dose administration. In addition, we intend that Prolacria will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. Neither we nor Allergan have established a plan to develop a multi-dose formulation.

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

Pharmaceutical companies are subject to significant regulation by a number of local, state, and federal governmental agencies, including the FDA. Such regulations and their authorizing statutes are amended from time to time. There are laws and regulations that govern areas including financial controls, clinical trials, testing, manufacturing, labeling, safety, packaging, shipping, distribution, post-approval safety surveillance, marketing, and promotion of pharmaceuticals, including those governing interactions with prescribers and health care professionals in a position to prescribe, recommend, or arrange for the provision of our products. Failure to comply with applicable regulatory requirements could, among other things, result in warning letters, fines, corrective actions, administrative sanctions, suspensions or delays of product manufacture or distribution or both, product recalls, delays in marketing activities and sales, withdrawal of marketing approvals, and civil or criminal sanctions including seizure of product, court-ordered injunction, and possible exclusion from eligibility for federal government contracts payment of our products by Medicare, Medicaid, and other third-party payors.

After initial regulatory approval, the manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review. The FDA requires drug manufacturers and distributors to monitor the safety of a drug after it is approved and marketed. We are required to document and investigate reports of adverse events and report serious adverse events to the FDA. Additionally, the FDA encourages health professionals to report significant adverse events associated with products. The FDA may require additional clinical studies, known as Phase 4 studies, to evaluate product safety effects. In addition to studies required by the FDA after approval, we may conduct our own Phase 4 studies to explore the use of the approved drug product for treatment of new indications or to broaden our knowledge of the product. The subsequent discovery of previously unknown problems with a product’s safety or efficacy as a result of these studies or as reported in their prescribed use may result in restrictions through labeling changes or withdrawal of the product from the market.

The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP regulations. Failure to comply with statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or court-ordered injunction, which could include mandatory recall of a product. Before taking such actions, the FDA may first issue one or more notices of compliance deficiencies. Such notices include inspectional observations on Form FDA-483, warning letters, and other untitled written correspondence; however, the FDA may also take action without such notice in situations of egregious noncompliance or where public safety is at risk. The FDA may also request us to take actions voluntarily or we may initiate actions ourselves such as recalls or suspension of manufacturing to ensure compliance with cGMP regulations.

Additional authority to take post-approval actions was given to the FDA under the FDA Amendments Act of 2007. The FDA is authorized to revisit and change its prior determinations if new information raises questions about our product’s safety profile. The FDA is authorized to impose additional post-marketing requirements which could result in actions such as requiring additional studies, corrective actions, fines, withdrawal of marketing approval, or any combination of such actions.

In its regulation of advertising, the FDA may issue correspondence to pharmaceutical companies alleging that its advertising, promotional materials or activities are false or misleading. Pharmaceutical advertising and promotional activity must be true, fairly balanced between benefits and risks, provide adequate risk information, and be within the labeled indications. Drug manufacturers are prohibited from promoting a product for any use that is not on the approved labeling; however, healthcare professionals are free to use the product for any use that, in the judgment of the healthcare professional, may be appropriate for any individual patient. The FDA has the power to impose a wide array of sanctions on companies for advertising practices that it concludes is false or misleading, and, if we were to receive correspondence from the FDA alleging such practices, it may be necessary for us to:

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

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary Medicare outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services within the Department of Health and Human Services and is implemented and operated by private sector Part D plan sponsors. Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage and impose prior authorization and other coverage restrictions, and negotiate payment levels with drug manufacturers that may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements can vary, which could influence which products are recommended by physicians and selected by patients. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors under the program.

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

Our products also can be impacted by state and federal legislative and regulatory changes in Medicaid reimbursement policy and in mandated levels of Medicaid drug rebates paid by pharmaceutical manufacturers. Congress is considering proposals as part of health reform that would increase the drug rebate level paid by pharmaceutical manufacturers to Medicaid for brand-name drugs and make other changes that could result in larger pharmaceutical manufacturer rebate obligations. Likewise, many states are facing serious budgetary pressures that could lead to adoption of cost-containment measures, including provisions aimed at reducing Medicaid drug prices. There can be no assurances that new federal or state policies will not increase our rebate obligation or lower Medicaid reimbursement levels for our products.

New federal or state drug payment changes or health care reforms in the United States and in foreign countries may be enacted or adopted in the future that could further lower payment for our products. In particular, both the U.S. House of Representatives and Senate approved major health reform plans in late 2009. In addition to increasing Medicaid drug rebate obligations, the legislation generally would require drug manufacturers to provide a discount on brand-name prescriptions filled in the Medicare Part D “coverage gap”; expand comparative effectiveness research programs, and expand disclosure requirements regarding drug manufacturer financial arrangements with referring physicians. The House version of the bill also would establish a public health insurance program to compete with private insurance companies, which could increase competitive pressures in the private insurance market that ultimately could impact prescription drug reimbursement. The House bill also would require the HHS Secretary to negotiate Medicare Part D drug prices directly with pharmaceutical manufacturers, and it would bar agreements between brand name and generic drug manufacturers that delay competition from generic drugs. The Senate bill would impose a $2.3 billion annual fee on the pharmaceutical manufacturing sector, generally allocated according to market share. To date Congress has not reached agreement on a single reform plan, so it is uncertain at this time whether a bill will be enacted in the near future and, if so, the scope of the provisions that will be included or the impact on us. There can be no assurances, that enactment of health reform legislation would not have an adverse impact on reimbursement and/or coverage of our products. Likewise, the potential for adoption of health care reform or other cost-control proposals on a state-by-state basis could impact our reimbursement levels and require us to develop state-specific marketing and sales approaches.

Congress also has enacted the American Recovery and Reinvestment Act, which included a major expansion of federal efforts to compare the effectiveness of different medical treatments, including pharmaceuticals, which eventually could impact Medicare and private payer coverage and payment policies. The federal government may consider additional proposals that could lead to reimbursement constraints and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the impact on our business of future legislative and regulatory changes.

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

Congress also is considering new and expanded federal fraud authorities as part of health reform legislative efforts. We cannot predict at this time whether health reform legislation will be enacted and, if so, the extent of new fraud authorities that would be adopted, if any, or the potential impact on our business.

Failure to adequately ensure compliance with applicable laws and regulations may subject us to whistleblower and government actions.

In recent years, pharmaceutical companies have been the targets of extensive whistleblower actions in which the person bringing the action alleges violations of the federal civil False Claims Act or its state equivalent, including allegations that manufacturers aided and abetted in the submission of false claims. These actions have focused on such areas as pricing practices, off-label product promotion, sales and marketing practices, and improper relationships with physicians and other health care professionals, among others. If our relationships with health care professionals and/or our promotional or other activities fail to comply with applicable laws, regulations or guidelines, we may be subject to warnings from, or enforcement action by, regulatory and other federal or state governmental authorities. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies and governmental authorities including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions, exclusion from government programs, product recalls or seizures, the imposition of corporate integrity agreements and deferred prosecution agreements, or other restrictions and litigation. Furthermore, there can be no assurance that we will not be subject to a whistleblower or other state or federal investigative or enforcement action at some time in the future. Even an unsuccessful challenge to our operations or activities could prove costly and divert management’s attention.

Risks Associated with Our Business and Industry

If we do not receive timely regulatory approvals of our product candidates and successfully launch such products, we may need substantial additional funds to support our expanding capital requirements.

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $129.8 million and $120.2 million for the years ended December 31, 2009 and 2008, respectively. Our cash, cash equivalents and investments totaled approximately $129.1 million on December 31, 2009. Based on current operating plans, we expect our cash and investments to provide liquidity beyond 2010.

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

Our $60.0 million term loan facility is collateralized by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain minimum liquidity levels based on the balance of the outstanding advances. The agreement also includes a subjective acceleration clause that provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The agreement may affect our operations in several ways, including the following:

•	A portion of our cash flow from operations will be dedicated to the payment of the principal and interest on our indebtedness;

•	Our future cash flow may be insufficient to meet our required principal and interest payments;

•	We may need to raise additional capital in order to remain in compliance with the loan covenants;

•	Our ability to enter into certain transactions (including incurrences of indebtedness) may be limited; and

•	We may need to delay or reduce planned expenditures for clinical trials as well as other development and commercial activities if our current operations are not sufficient enough to service our debt.

Events of default under the loan and security agreement are not limited to, but include the following:

•	Payment default;

•	Covenant default;

•	A material adverse change in our business operations;

•	Breach of our agreements with Allergan; and

•	Judgments against us over a specified dollar amount.

In case of an uncured default, the following actions may be taken against us by the lending institutions:

•	All outstanding obligations associated with the term loan facility would be immediately due and payable;

•	Any of our balances and deposits held by the lending institutions would be applied to the obligation;

•	Balances and accounts at other financial institutions could be “held” or exclusive control could be transferred to the lending institutions; and

•	All collateral, as defined in the agreement, could be seized and disposed of.

If we continue to incur operating losses for a period longer than anticipated, or in an amount greater than anticipated, we may be unable to continue our operations.

We have experienced significant losses since inception. We incurred net operating losses of approximately $40.0 million and $51.6 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, our accumulated deficit was approximately $400.4 million. We currently expect to incur operating losses over the next several years. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

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

We depend on the principal members of management and scientific staff, including Adrian Adams, our President and Chief Executive Officer and a director, and Thomas R. Staab, II, our Chief Financial Officer and Treasurer. If these people leave us, we may have difficulty conducting our operations. Other than Mr. Adams, with whom we have an employment agreement, we have not entered into agreements with any other officers or any other members of our management and scientific staff that bind them to a specific period of employment. Our future success will depend in part on our ability to attract, hire or appoint, and retain additional personnel skilled or experienced in the pharmaceutical industry. There is significant competition for such qualified personnel and we may not be able to attract and retain such personnel.

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

Our ability to develop sufficient patent rights in our pharmaceutical, biopharmaceutical and biotechnology products to support commercialization efforts is uncertain and involves complex legal and factual questions. For instance, the USPTO examiners may not allow our claims in examining our patent applications. If we have to appeal a decision to the USPTO’s Appeals Board for a final determination of patentability, we could incur significant legal fees. Lengthy and uncertain patent prosecutions, including the utilization of the appeals process, can add uncertainty, delay and expense to the process of obtaining intellectual property rights for our products, and as such may add delay and uncertainty to the development program for any such product.

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

Warburg Pincus Private Equity IX, L.P., or Warburg, holds 22,907,488 shares of our common stock, which represented approximately 28% of our outstanding common stock as of January 31, 2010. Warburg and its affiliates may acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities, without triggering the provisions of our stockholder rights plan. Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, Jonathan S. Leff serves as a Class C member of the Board of Directors. Pursuant to a Securities Purchase Agreement, dated July 17, 2007, for so long as Warburg owns at least 10% of the shares of common stock issued upon the exchange of Exchangeable Preferred Stock it acquired in July 2007, it will have subscription rights to acquire a pro rata amount of future issuances of equity securities by us, subject to certain exceptions. As a result of the foregoing, Warburg is able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of January 31, 2010, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 42% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of January 31, 2010, there were 82,350,770 shares of our common stock outstanding. In addition, after deducting the $115 million of common stock sold in August 2009, we retain the ability to issue and may in the future issue, up to an additional $15 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale remaining under an active shelf registration statement, which we filed with the SEC on March 9, 2007. Furthermore, we may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

Up to 16,178,571 shares of our common stock are issuable upon the release of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan, our Amended and Restated 2005 Equity Compensation Plan and the Executive Employment Agreement, dated February 18, 2010, between Inspire and Mr. Adams. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Our employees are covered under Change in Control Severance Benefit Plans which provide severance benefits in the event of a change of control that occurs prior to July 8, 2010, and in the event they are terminated after a change in control occurring on or after July 8, 2010. In addition, Mr. Adam’s Executive Employment Agreement provides for severance benefits in the event of a change of control. These arrangements would increase the acquisition costs to a purchasing company that triggers the change in control provisions and as a result, may discourage, delay or prevent a change in control.

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

Item 1B. Unresolved Staff Comments

On December 10, 2009, we received a comment letter from the staff of the SEC with respect to our Form 10-K for the fiscal year ended December 31, 2008 and our Proxy Statement filed March 26, 2009. We responded to the SEC’s comments on February 1, 2010, and received two follow-up comments from the SEC on March 11, 2010, regarding a tabular summary of various patent information and asking for confirmation that the Compensation Discussion and Analysis to be contained in our upcoming proxy statement will discuss the factors considered by our Compensation Committee in evaluating the portion of the bonuses to our named executive officers that were based on individual contributions. On March 12, 2010, we submitted a response to the SEC that we believe addresses their comments. However, this has not been confirmed by the SEC.

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

Not applicable.

Item 4. Reserved.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the Nasdaq National Market, and later the Nasdaq Global Market, under the symbol “ISPH” since August 3, 2000. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for our common stock on the Nasdaq Global Market:

2008	High	Low
First Quarter	$6.09	$3.59
Second Quarter	$6.75	$2.89
Third Quarter	$4.70	$3.21
Fourth Quarter	$4.08	$1.68

2009	High	Low
First Quarter	$4.21	$2.59
Second Quarter	$5.70	$3.52
Third Quarter	$6.54	$4.33
Fourth Quarter	$6.07	$4.36

As of January 31, 2010, there were 50 record stockholders and approximately 5,600 beneficial stockholders of our common stock. As of January 29, 2010, the last sale price reported on the Nasdaq Global Market for our common stock was $5.51 per share.

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

RELATIVE STOCK PERFORMANCE

The graph below compares Inspire Pharmaceuticals, Inc.’s cumulative 5-year total stockholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2004 to December 31, 2009.

	Cumulative Total Returns
	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Inspire Pharmaceuticals, Inc.	$100.00	$30.29	$37.87	$35.66	$21.47	$32.92
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Biotechnology	100.00	117.54	117.37	121.37	113.41	124.58

The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6. Selected Financial Data.

The selected statement of operations data and balance sheet data with respect to the years ended December 31, 2009, 2008, 2007, 2006 and 2005 set forth below are derived from our financial statements. The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 below, and our financial statements and the notes thereto appended to this annual report. Historical results are not necessarily indicative of our future results.

	(in thousands, except per share amounts)
	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Revenue	$92,159	$70,498	$48,665	$37,059	$23,266

Operating expenses:
Cost of sales	11,271	6,412	1,622	—	—
Research and development	51,134	44,637	53,391	42,537	23,566
Selling and marketing	49,304	54,568	45,543	25,265	23,223
General and administrative	16,053	14,540	13,986	15,880	12,004
Restructuring	2,014	—	—	—	—

Total operating expenses	129,776	120,157	114,542	83,682	58,793

Loss from operations	(37,617)	(49,659)	(65,877)	(46,623)	(35,527)
Other income/(expense), net	(2,359)	(1,944)	2,137	4,508	3,680

Net loss	$(39,976)	$(51,603)	$(63,740)	$(42,115)	$(31,847)

Non-cash deemed dividend related to beneficial conversion feature of exchangeable preferred stock	—	—	(8,285)	—	—

Net loss attributable to common stockholders	$(39,976)	$(51,603)	$(72,025)	$(42,115)	$(31,847)

Net loss per common share—basic and diluted	$(0.60)	$(0.91)	$(1.61)	$(1.00)	$(0.76)

Common shares used in computing weighted average common shares outstanding—basic and diluted	66,797	56,609	44,763	42,227	42,101

	(in thousands)
	December, 31
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash, cash equivalents and investments	$129,099	$72,966	$139,724	$102,281	$122,323
Trade receivables, net	22,682	16,544	12,974	8,245	4,898
Inventories, net	1,717	689	1,280	—	—
Working capital	85,412	52,512	107,651	89,655	99,265
Total assets	178,770	114,224	180,503	116,699	132,446
Deferred revenue	—	—	371	—	—
Debt obligations, including current portion (1)	25,175	43,605	57,701	21,357	1,392
Total stockholders’ equity	119,168	44,387	91,693	78,371	118,689
Shares of common stock outstanding	82,346	56,672	56,501	42,238	42,211

(1)	Includes capital leases.

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

Overview

We are a biopharmaceutical company focused on researching, developing and commercializing prescription pharmaceutical products for ophthalmic and pulmonary diseases. Our goal is to build and commercialize a sustainable portfolio of innovative new products based on our technical and scientific expertise. The most advanced compounds in our clinical pipeline are denufosol tetrasodium for cystic fibrosis and Prolacria for dry eye, both of which are in Phase 3 development, and AzaSite for blepharitis, which is in Phase 2 development. We receive revenue related to the promotion of AzaSite for bacterial conjunctivitis, co-promotion of Elestat for allergic conjunctivitis and royalties on Restasis for dry eye.

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

We have incurred significant operating losses since our inception and, as of December 31, 2009, we had an accumulated deficit of $400.4 million. Revenue from sales of AzaSite, Restasis and Elestat did not exceed our total operating expenses in 2009. We expect to incur operating losses for the next several years. We have financed our operations through the sale of equity securities, including private sales of preferred stock and public offerings of common stock, debt, and with revenue from corporate partnerships, including co-promotion and royalty revenue. We operate as a single business segment and do not have any foreign operations.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. In addition, recognition of revenue from product co-promotion and earned royalties is affected by certain estimates and judgments made by Allergan on which we rely when recording this revenue. We routinely evaluate our estimates and policies regarding revenue recognition, product returns, rebates and incentives, inventory and manufacturing, taxes, stock-based compensation, research and development, marketing and other expenses and any associated liabilities.

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

Sales deductions consist of statutory rebates to state Medicaid, Medicare and other government agencies, contractual rebates with commercial managed care organizations, wholesaler chargebacks, sales discounts (including trade discounts and distribution service fees), allowances for coupon and voucher programs and product returns. These deductions are recorded as reductions to revenue from AzaSite in the same period as the related sales with estimates of future utilization derived from historical experience adjusted to reflect known changes in the factors that impact such reserves.

We utilize data from external sources to help us estimate our gross-to-net sales adjustments as they relate to the recognition of revenue for AzaSite sold. External sourced data includes, but is not limited to, information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers, targeted surveys as well as data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. We also utilize this data to help estimate and identify prescription trends and patient demand, as well as product levels in the supply chain.

We account for these sales deductions in accordance with the Financial Accounting Standards Board, or FASB, authoritative guidance on revenue recognition when consideration is given by a vendor to a customer as well as when the right of return exists.

We have categorized and described more fully, the following significant sales deductions, all of which involve estimates and judgments which we consider to be critical accounting estimates, and require us to use information from external sources.

Rebates and Chargebacks

Statutory rebates to state Medicaid agencies and Medicare and contractual rebates to commercial managed care organizations are based on statutory or negotiated discounts to the selling price. As it can take up to nine months or more for information to be received on actual usage of AzaSite in managed care and Medicaid and other governmental programs as well as on the total discounts to be reimbursed, we maintain reserves for amounts payable under these programs relating to AzaSite sales.

Chargebacks claimed by wholesalers are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs.

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of our product through private or public benefit plans, and the levels of AzaSite inventory in both the wholesale and retail distribution channel. Other factors that we may consider, if determined relevant would include price changes from competitors and introductions of generics and/or competitive new products. We acquire prescription utilization data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. We apply these multiple factors, the quantitative historical data along with other qualitative aspects, such as management’s judgment regarding future utilization trends, to the respective period’s sales of AzaSite to determine the rebate accrual and related expense. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from our estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue. As of December 31, 2009 and 2008, reserves for rebates and chargebacks were $3.5 million and $783,000, respectively.

Discounts and Other Sales Incentives

Discounts and other sales incentives consist of the following:

•

Prompt pay discounts—Prompt payment discounts are offered to all wholesalers in return for payment within 30 days following the invoice date. We record sales of AzaSite net of the discount amount based on historical experience. We adjust the reserve at the end of each reporting period to approximate the percentage discount applicable to the outstanding gross accounts receivable balances.

•

Inventory Management Agreement (“IMA”) Fees—Per contractual agreements with our largest wholesalers (which collectively represented over 85% of 2009 AzaSite sales), we provide an IMA fee based on a percentage of their purchases of AzaSite. The IMA fee rates are set forth in the individual contracts. We track sales to these wholesalers each period and accrue a liability relating to the unpaid portion of these fees by applying the contractual rates to such sales.

•

Product coupons and vouchers—Product coupons and vouchers offer patients the ability to receive free or discounted product through their pharmacy or prescribing physician, to whom we provide an inventory of coupons or vouchers as applicable. We use a third-party administrator who invoices us on a periodic basis for the cost of coupons and vouchers redeemed in the period. We base our estimates on the historical coupon and voucher redemption rate of similar programs.

As of December 31, 2009 and 2008, reserves for discounts and other sales incentives were $889,000 and $519,000, respectively.

Product Returns

At the time of sale of AzaSite, we record product returns allowances based on our estimate of the portion of sales that will be returned by our customers in the future. The return allowances are established in accordance with our return policy. Our return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months following the expiration date, but may differ from customer to customer, depending on certain factors. Future estimated returns of AzaSite are based primarily on the return data for comparative products and our own historical experience with AzaSite. Historical returns data on AzaSite is analyzed on a specific production lot basis. In determining our return allowance we also consider other relevant factors, including:

•	Levels of inventory in the distribution channel and any significant changes to these levels

•	Estimated expiration date or remaining shelf life of inventory in the distribution channel

•	Current and projected demand of AzaSite that could be impacted by introductions of generic products and/or introductions of competitive new products; and

•	Competitive product recalls and/or discontinuances

Our estimates of the level of AzaSite inventory in the distribution channel is based on inventory data provided by wholesalers; and third-party prescription data. As of December 31, 2009 and 2008, reserves for returns of AzaSite were $1.5 million and $701,000, respectively.

The following table reflects the gross to net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2009, 2008 and 2007.

	Balance at Beginning of Year	Related to Current Period Sales	Related to Prior Period Sales	Credits/ Payments	Balance at End of Year
Year Ended December 31, 2009
Reserve for Rebates and Chargebacks	$783,000	$6,015,000	$188,000	$(3,498,000)	$3,488,000
Reserve for Discounts and Other Sales Incentives	519,000	3,328,000		(2,958,000)	889,000
Allowance for Returns	701,000	1,259,000	301,000	(738,000)	1,523,000

Total Sales Deductions Accruals	$2,003,000	$10,602,000	$489,000	$(7,194,000)	$5,900,000

Year Ended December 31, 2008
Reserve for Rebates and Chargebacks	$149,000	$1,501,000	$(7,000)	$(860,000)	$783,000
Reserve for Discounts and Other Sales Incentives	89,000	1,394,000		(964,000)	519,000
Allowance for Returns	95,000	661,000	16,000	(71,000)	701,000

Total Sales Deductions Accruals	$333,000	$3,556,000	$9,000	$(1,895,000)	$2,003,000

Year Ended December 31, 2007
Reserve for Rebates and Chargebacks	$—	$154,000	$—	$(5,000)	$149,000
Reserve for Discounts and Other Sales Incentives		270,000		(181,000)	89,000
Allowance for Returns		118,000		(23,000)	95,000

Total Sales Deductions Accruals	$—	$542,000	$—	$(209,000)	$333,000

Immediately preceding the launch of AzaSite, we offered wholesalers stocking incentives that allowed for extended payment terms, product discounts, and guaranteed sale provisions (collectively, “special terms”). These special terms were only offered during a specified time period of approximately one month prior to the August 13, 2007 launch of AzaSite. Any sales of AzaSite made under these special term provisions were accounted for using a consignment model since substantially all the risks and rewards of ownership did not transfer upon shipment. Under the consignment model, we did not recognize revenue upon shipment of AzaSite purchased with the special terms, but recorded deferred revenue at gross invoice sales price, less all appropriate discounts and rebates, and accounted for AzaSite inventory held by the wholesalers as consignment inventory. We recognized the revenue from these sales with special terms at the earlier of when the inventory of AzaSite held by the wholesalers was sold through to the wholesalers’ customers or when such inventory of AzaSite was no longer subject to these special terms. At December 31, 2007, we had net deferred revenue of $371,000 related to sales of AzaSite considered consignment, which was fully recognized in the three months ended March 31, 2008. All sales subsequent to this specified launch time period include return rights and pricing that are customary in the industry, as discussed above.

Product Co-promotion and Royalty Revenues

We recognize co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the co-promotion agreements, and as reported to us by Allergan. Through the year ended December 31, 2008, we actively promoted both Restasis and Elestat through our commercial organization. As of January 1, 2009, we are no longer responsible for the co-promotion of Restasis, but we continue to receive royalties on Allergan’s net sales of Restasis. Our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s reported net sales to us for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce co-promotion revenue from net sales of Elestat by estimating the portion of sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion and royalty revenue. Under the co-promotion agreement for Elestat, we are obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, we record revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. Calendar year 2009 was the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement.

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from our research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. No collaborative research and development revenue was recognized for the years ended December 31, 2009 and 2007. In the year ended December 31, 2008, we recognized $1.25 million of collaborative research and development revenue from Santen upon the completion of its Phase 3 clinical testing relating to its formulation of diquafosol tetrasodium.

Inventories

Our inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of December 31, 2009 and 2008, we had net reserves of $25,000 and $10,000, respectively, for potential overstocking.

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

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

Revenues

Total revenues were approximately $92.2 million for the year ended December 31, 2009, as compared to approximately $70.5 million for the year ended December 31, 2008, and approximately $48.7 million in 2007. The increase in 2009 revenue of approximately $21.7 million, or 31%, as compared to the same period in 2008, was primarily due to an increase in product revenue from net sales of AzaSite, as well as increased royalty revenue from net sales of Restasis. The increase in 2008 revenue of approximately $21.8 million, or 45%, was primarily due to product revenue from a full year of net sales of AzaSite, as well as increased co-promotion revenue from net sales of Restasis, partially offset by a decrease in co-promotion revenue from net sales of Elestat. In addition, total revenues for the 2008 period included the recognition of a development milestone of $1.25 million from Santen for its development of diquafosol tetrasodium in accordance with our development, license and supply agreement, as previously discussed in this report.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the year ended December 31, 2009 were approximately $35.0 million, as compared to approximately $18.3 million in 2008 and approximately $3.1 million in 2007. AzaSite was launched by us in August 2007. The increase in 2009 revenue for AzaSite of approximately $16.7 million, or 91%, as compared to 2008, was primarily due to increased patient and physician usage of AzaSite, evidenced by an increase of prescriptions year-over-year, as well as a price increase for the product between the periods. Approximately $3.0 million to $4.0 million of revenue from sales of AzaSite for the year ended December 31, 2009 was associated with hospital usage of AzaSite as a substitute therapy during a temporary supply shortage of erythromycin ophthalmic ointment (0.5%), as discussed below.

In September 2009, erythromycin ophthalmic ointment was placed on the FDA Drug Shortages website. Erythromycin ophthalmic ointment is a macrolide antibiotic routinely used in neonates for prophylaxis of ophthalmia neonatorum, a form of bacterial conjunctivitis that may be contracted by newborns during delivery. Due to this shortage, the Centers for Disease Control and Prevention (CDC) asked healthcare professionals to reserve erythromycin supplies for neonatal use and also recommended the use of AzaSite as an acceptable substitute for neonatal prophylaxis use when erythromycin was not available. We expect the erythromycin supply shortage to be resolved in the first quarter of 2010 and future use of AzaSite for neonatal use, as described above, to be limited.

The increase in AzaSite revenues in 2009 as compared to 2008 was partially offset by an increase in gross-to-net sales deductions. Total sales deductions as a percentage of gross revenues increased approximately 8%. The increase was primarily attributable to an increase in rebates associated with (1) an increase in the number of formularies that now list AzaSite and (2) the price concessions required to secure this coverage under Medicare and commercial managed care organizations. Additionally, we incurred an increase in IMA fee rates to wholesalers. The impact of these increases in coverage and IMA fee rates was approximately $3.6 million in additional provisions in 2009.

For the year ended December 31, 2009, based on prescription data from IMS Health, there were approximately 529,000 prescriptions written for AzaSite, excluding hospital usage, representing approximately 4% of all prescriptions in the single agent ocular anti-infective market, defined as both branded and generic single-entity ocular antibiotics. In comparison, approximately 303,000 prescriptions were written for AzaSite in 2008, representing approximately 2% of all prescriptions in the single agent ocular anti-infective market. In addition, our market share in our primary call audience of eye care specialists, mainly ophthalmologists and optometrists, was approximately 11% as of December 31, 2009, as compared to approximately 7% as of December 31, 2008. Since launch, actual units of AzaSite dispensed have been slightly higher than the number of prescriptions as reported by IMS Health due to the issuance of multiple unit prescriptions by some physicians. For the year ended December 31, 2009, the single agent ocular anti-infective market, in terms of prescriptions, was relatively unchanged from the prior year.

In July 2007, we started receiving and processing orders for AzaSite as part of the initial stocking of the supply chain. These initial orders were offered with special terms as stocking incentives for wholesalers. Sales with these special terms were accounted for using the consignment model, which requires that we defer revenue until such time that the product is resold further into the supply chain or the product is no longer subject to the special terms. As a result, as of December 31, 2007, approximately $371,000 of net AzaSite revenues were deferred and subsequently recognized in the first quarter of 2008. Sales made subsequent to this specified launch time period include return rights that are customary in the industry. For these orders, we are recording revenue at the date of shipment, when title and substantially all the risks and rewards of ownership has transferred to the customer.

Product Co-Promotion and Royalty

Total co-promotion and royalty revenue for the year ended December 31, 2009 was approximately $57.2 million, as compared to approximately $50.9 million in 2008 and approximately $45.5 million in 2007.

Our royalty revenue from net sales of Restasis for the year ended December 31, 2009 was approximately $38.4 million, as compared to approximately $32.8 million in 2008 and approximately $24.4 million in 2007. On December 24, 2008, we amended our agreement with Allergan such that we ceased co-promoting Restasis as of December 31, 2008. Notwithstanding the fact that we are no longer co-promoting Restasis, Allergan remains obligated to pay us royalties in relation to net sales of Restasis at the rates in effect prior to the December 2008 amendment. For the years ended December 31, 2009, 2008 and 2007, Allergan recorded revenue from net sales of Restasis of approximately $523 million, $444 million and $345 million, respectively.

The increase in both 2009 and 2008 royalty revenue for Restasis, as compared to 2008 and 2007, respectively, was primarily due to increased patient usage of Restasis and an increase in prescribers of Restasis, as evidenced by an increase in prescriptions year-over-year. In addition, there were annual price increases in the first quarters of 2009 and 2008.

Co-promotion revenue from net sales of Elestat for the year ended December 31, 2009 was approximately $18.8 million, as compared to approximately $18.1 million in 2008 and approximately $21.1 million in 2007. The increase in co-promotion revenue from net sales of Elestat of $615,000, or 3%, as compared to 2008, was primarily due to an annual price increase that became effective in the first quarter of 2009, partially offset by a slight decrease in the total U.S. allergic conjunctivitis market in 2009. The decrease in 2008 co-promotion revenue from net sales of Elestat of $3.0 million, as compared to 2007, was primarily due to a decline in the U.S. allergic conjunctivitis market in terms of prescriptions as well as a decline in Elestat’s market share based on national prescription data as provided by IMS Health. This decrease was partially offset by an annual price increase for Elestat that became effective during the first quarter of 2008.

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Based upon national prescription data from IMS Health, for the years ended December 31, 2009, 2008 and 2007, Elestat prescriptions, as a percentage of the total U.S. allergic conjunctivitis market, represented approximately 7%, 7% and 9%, respectively, of the total U.S. allergic conjunctivitis market. Subject to the entry of a generic epinastine product as discussed below, based on current trends in prescriptions for Elestat, we expect our 2010 market share to remain relatively constant with 2009 or slightly decrease. Based upon monthly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions as compared to the previous year, decreased approximately 1%, 6% and 3%, respectively, for the years ended December 31, 2009, 2008 and 2007, respectively.

During the third quarter of 2009, ISTA Pharmaceuticals, Inc. received FDA approval for BepreveTM (bepotastine besilate ophthalmic solution) 1.5% as a twice-daily prescription eye drop treatment for ocular itching associated with allergic conjunctivitis, and began commercializing this product in October 2009.

Under our agreement with Allergan related to our co-promotion of Elestat, prior to 2010, we were obligated to meet predetermined minimum calendar year net sales target levels, which increased annually. We were entitled to an escalating percentage of net sales of Elestat based upon predetermined calendar year net sales target levels. During a fiscal year, we recognized product co-promotion revenue associated with targeted net sales levels for Elestat achieved during that time period and deferred revenue in excess of the sales level achieved. Under the co-promotion agreement with Allergan, calendar year 2009 was the last year that our co-promotion revenues of Elestat are subject to annual minimum target levels.

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

The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, we will no longer have rights to co-promote Elestat. We will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of

Elestat for a period of 36 months. During the three successive 12-month periods immediately following the termination of the agreement, Allergan will be obligated to pay to us 20%, 15% and 10%, respectively, on any net sales of Elestat in the United States. We expect any revenue from net sales of Elestat received during this 36-month post-termination period to be minimal. We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs. We do not know when the FDA will complete its review but we expect that a generic form of epinastine could be launched in the second half of 2010. Loss of our co-promotion revenue from Elestat will significantly impact our results of operations and cash flows.

Collaborative Research and Development

In May 2008, Santen completed its Phase 3 clinical testing of diquafosol tetrasodium in Japan, which it refers to as DE-089, for which we received a milestone payment of $1.25 million. We did not receive any collaborative research and development revenue during 2009 or 2007. Santen is responsible for all development, regulatory submissions, filings and approvals, and the commercialization of potential products in Japan and nine other Asian countries. We could receive additional development milestone payments from Santen of up to $1.75 million, as well as royalties on net sales of diquafosol tetrasodium, if the product candidate is approved for commercialization in Santen’s licensed territories. Santen filed an application for manufacturing and marketing approval of DE-089 with the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA) on May 30, 2008, which is pending review.

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

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $11.3 million for the year ended December 31, 2009, as compared to approximately $6.4 million in 2008 and approximately $1.6 million in 2007. The increase in cost of sales of $4.9 million, or 76%, as compared to 2008, was primarily due to increased sales volume of AzaSite, which has resulted in increased royalties, as well as an increase in the royalty rate, paid to InSite Vision. Through June 30, 2009, we paid a 20% royalty to InSite Vision on net sales of AzaSite in accordance with our licensing agreement. In July 2009, our royalty rate to InSite Vision on net sales of AzaSite increased from 20% to 25% and will remain at 25% for the remaining term of the licensing agreement.

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

Costs and Expenses

Research and Development Expenses

Research and development expenses were approximately $51.1 million for the year ended December 31, 2009, as compared to approximately $44.6 million in 2008 and approximately $53.4 million in 2007.

The increase in research and development expenses of approximately $6.5 million, or 15%, for the year ended December 31, 2009, as compared to 2008, was primarily due to increased costs associated with our cystic fibrosis program, including the recognition of an approximate $3.3 million milestone payable to Yamasa Corporation upon entering into an agreement to license certain technology related to manufacturing in support of this program. Effective September 25, 2009, we entered into a technology license agreement with Yamasa Corporation to facilitate the transfer of the current denufosol manufacturing technology, including intellectual property, to an additional manufacturer and thus enable a two-supplier strategy for denufosol. The remaining increase in research and development expenses was due to the initiation of a Phase 2 program for AzaSite for the treatment of blepharitis.

These increases in research and development expenses for the year ended December 31, 2009 were partially offset by reduced spending on our glaucoma program as a result of the completion of Phase 1 trial activities, the discontinuation of our program for the development of epinastine nasal spray for allergic rhinitis in 2008, and cost savings from our restructuring activities in the first quarter of 2009.

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

Our research and development expenses for the years ended December 31, 2009, 2008 and 2007 and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the years listed.

	(In thousands) Year ended December 31,						Cumulative from Inception to December 31, 2009%
	2009	%	2008	%	2007	%
Denufosol tetrasodium for cystic fibrosis (1)	$29,590	58	$18,633	42	$13,599	25	$94,370	26
Prolacria (diquafosol tetrasodium) for dry eye disease	6,621	13	7,632	17	4,181	8	57,572	16
AzaSite for blepharitis	6,297	12	83	—	—	—	6,380	2
INS115644 and INS117548 for glaucoma and related research and development	1,555	3	5,552	12	5,235	10	16,447	5
Epinastine nasal spray for allergic rhinitis (2)	40	—	3,383	8	7,991	15	19,889	5
AzaSite (3)	2,311	5	1,621	4	14,598	27	18,530	5
Other research, preclinical and development costs (4)	4,720	9	7,733	17	7,787	15	150,787	41

Total	$51,134	100	$44,637	100	$53,391	100	$363,975	100

(1)	Includes the recognition of an approximate $3.3 million milestone in September 2009.
(2)	In April 2008, we discontinued the development of epinastine nasal spray.
(3)	Expense in 2007 includes a $13.0 million upfront licensing fee upon the signing of the license agreement with InSite Vision.
(4)	Prior to February 2009, other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs as well as costs of discontinued and/or inactive programs. These unallocated costs included personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs. In February 2009, we restructured our operations eliminating our preclinical and molecule discovery activities.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $49.3 million for the year ended December 31, 2009, as compared to approximately $54.6 million in 2008 and approximately $45.5 million in 2007.

The decrease in selling and marketing expenses of approximately $5.3 million, or 10%, for the year ended December 31, 2009, as compared to 2008, was due to an overall reduction in promotional and marketing activities, including Phase 4 clinical trial activities, partially offset by a general increase in personnel related expenses, including stock-based compensation expense.

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

General and Administrative Expenses

General and administrative costs were approximately $16.1 million for the year ended December 31, 2009, as compared to approximately $14.5 million in 2008 and approximately $14.0 million in 2007.

The increase in general and administrative expenses of approximately $1.5 million, or 10%, for the year ended December 31, 2009, as compared to 2008, was primarily due to an increase in consulting and legal expenses, as well as an increase in personnel related expenses and stock-based compensation. These increases were partially offset by a final reimbursement of legal fees in 2009 received from our insurance provider of approximately $875,000 related to our stockholder litigation and SEC investigation.

The increase in general and administrative expenses of approximately $554,000, or 4%, for the year ended December 31, 2008, as compared to 2007, was primarily due to a general increase in annual salaries, personnel related expenses and stock-based compensation expense as well as an increase in legal and administrative expenses associated with our stockholder litigation and SEC investigation. These increases were partially offset by a reduction in consulting fees during 2008. In addition, general and administrative expenses for 2007 include a large initial reimbursement of legal fees received from our insurance provider related to our stockholder litigation and SEC investigation.

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

Restructuring

In March 2009, we announced that we had restructured our operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing our resources on the development of existing later-stage clinical programs and commercially available products. In connection with the restructuring, we recorded restructuring charges of approximately $2.0 million for the year ended December 31, 2009, which are reported in a separate line item in our Statement of Operations. Significant components of the restructuring charge were one-time termination benefits for employees impacted by the restructuring, estimated costs to write-down idle lab equipment to net realizable value, losses associated with leased lab space that is now vacant, and costs to satisfy contract commitments related to activities and programs no longer associated with our supported programs and on-going operations. As a result of this restructuring, cost savings for 2009 were approximately $3 million to $3.5 million.

Other Income (Expense)

For the year ended December 31, 2009, we incurred other expense, net of approximately $2.4 million, as compared to approximately $1.9 million in other expense, net in 2008 and approximately $2.1 million in other income, net in 2007.

The increase in other expense, net of approximately $415,000 for the year ended December 31, 2009, as compared to 2008, was due to decreased interest income partially offset by a decrease in interest expense. Interest income was negatively impacted due to lower average cash and investment balances combined with a lower rate of return during 2009, as compared to 2008. The decrease in interest expense is the result of a lower average outstanding principal balance of our term loan facility during 2009, as compared to 2008.

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

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, including private sales of preferred stock and public offerings of common stock and, to a lesser extent, through our term loan facility. We also currently receive co-promotion revenue from net sales of Elestat, royalty revenue from net sales of Restasis, and product revenue from net sales of AzaSite. We do not expect our revenue to exceed our operating expenses in 2010.

At December 31, 2009, we had net working capital of approximately $85.4 million, an increase of approximately $32.9 million from approximately $52.5 million at December 31, 2008. The increase in working capital was principally due to the sale of common stock described below, offset by the funding of normal operating expenses associated with commercialization activities and the development of our product candidates, as well as principal and interest payments on our term loan facility. Our principal sources of liquidity at December 31, 2009 were approximately $52.3 million in cash and cash equivalents, approximately $76.0 million in investments, which are considered available-for-sale, and approximately $22.7 million in trade receivables.

In August 2009, we completed a public offering of 25,555,555 shares of our common stock at a price of $4.50 per share, which included an additional 3,333,332 shares underwriter over-allotment option, for gross proceeds of $115 million. Net proceeds were $109 million, after deducting underwriting discounts and offering expenses.

In July 2007, we completed a sale of preferred stock to Warburg pursuant to which we sold 140,186 shares of our Exchangeable Preferred Stock at a price per share of $535.00, for net proceeds of $73.6 million. The Exchangeable Preferred Stock was exchanged for 14,018,600 shares of common stock on October 31, 2007.

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $25.2 million remained outstanding as of December 31, 2009. We make scheduled principal and interest payments on a monthly basis and all loan advances made under the agreement have a final maturity date in March 2011. See Note 9 “Debt” to our financial statements for further discussion regarding the term loan facility.

In March 2009, we announced that we had restructured our operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing our resources on the development of existing later-stage clinical programs and commercially available products. As a result of this restructuring, we expect to eliminate future cash expenditures of approximately $6 million on an annual basis subsequent to 2009.

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

2010 Financial Guidance

Based upon current trends and assumptions, we expect to record 2010 aggregate revenue in the range of $100-$111 million. Co-promotion revenue from net sales of Elestat will be dependent upon the timing of a launch of a generic form of epinastine which we expect may occur in the second half of 2010. Furthermore, hospital usage of AzaSite is expected to decline significantly due to the resolution of the supply shortage of erythromycin ophthalmic ointment (0.5%) in the first quarter of 2010. Total 2010 operating expenses are expected to be in the range of $145-$169 million based on our planned activities. Cost of sales, which includes the amortization of the AzaSite approval milestone and royalty obligations to InSite Vision, is expected to be in the range of $13-$18 million. Total estimated selling and marketing and general and administrative expenses are estimated to be in the range of $48-$53 million and $27-$32 million, respectively. Research and development expenses are estimated to be in the range of $60-$70 million. Included within this operating expense guidance are projected stock-based compensation costs of approximately $8-$12 million. Due to expense associated with our CEO transition, primarily stock-based compensation expense, we expect the first quarter 2010 general and administrative expenses to be the largest as compared to the remaining quarters of 2010. In addition, a significant portion of our promotional activities usually occur during the first quarter of each year. As a result, we expect that the first quarter commercial expenses will be the largest of 2010.

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

Operating cash utilization in 2010 is expected to be in the range of $58-$73 million, which incorporates $20 million of principal repayment on our outstanding debt. Our need for additional working capital will largely be determined by the commercial success of our products and the successful and timely completion of our development programs. In order for us to continue operations substantially beyond 2010 we will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, (3) out-license rights to certain of our product candidates, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) further restructure our operations. Additionally, after deducting the $115 million of common stock sold in August 2009, we retain the ability to offer for sale $15 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement which we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. The agreement also includes a subjective acceleration clause which provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. At December 31, 2009, we were in compliance with all of the covenants under our loan and security agreement and project that we will be throughout 2010.

Contractual Obligations and Commitments

In the normal course of business, we enter into various agreements that create contractual obligations and commitments that may require future cash payments. Contractual obligations at December 31, 2009 included operating leases of $2.6 million, long-term borrowings of $25.2 million, interest payments of $1.4 million, and purchase obligations and other commitments, as further described below.

As part of our drug development strategy, we outsource significant amounts of our preclinical and clinical programs and the manufacture of drug substance used in those programs. In addition, we have manufacturing, promotion and clinical responsibilities and activities associated with the commercialization of AzaSite. Based on these requirements and activities, we have entered into contractual commitments or purchase obligations with various clinical research organizations, promotion and advertising agencies, manufacturers of active pharmaceutical ingredients and drug product for clinical and commercial use as well as with others. These financial commitments, which totaled approximately $17.5 million as of December 31, 2009, are reflected as purchase obligations in the table below and include both cancelable and non-cancelable arrangements. Since many of these commitment amounts are dependent upon variable components of the agreements, actual payments and the timing of those payments may differ from management’s estimates.

The terms of our existing license, collaboration and sponsored research agreements may require that we make cash payments contingent upon the occurrence of certain future events. In the aggregate, these agreements may require payments of up to $21.4 million assuming the achievement of all development milestones and up to an additional $4.0 million assuming the achievement of all sales milestones. Amounts payable by us under these agreements are uncertain and are contingent on a number of factors, including the progress of our research, preclinical and development programs, our ability to obtain regulatory approvals, the commercial success of our approved products and future annual product sales levels.

If certain of our product candidates are approved by the FDA and are subsequently commercialized, we will be obligated to pay royalties on net sales of the commercialized products. See Part I—Item 1. Business—Collaborative Agreements of this report for a full discussion of our royalty obligations under our in-licensing agreement with Wisconsin Alumni Research Foundation for our glaucoma product candidates. In addition, we are obligated to pay royalties to InSite Vision as part of our in-licensing agreement for AzaSite. Under the terms of the agreement, our obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not we will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the first of which commenced on October 1, 2008. The minimum royalties escalate each year. Remaining minimum royalties as of December 31, 2009 total $60.0 million.

The table below reflects contractual and potential obligations as of December 31, 2009. Some of the figures we include in this table are based on management’s estimate and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors as previously described. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table:

	(In thousands) Payment due by Period as of December 31, 2009
Contractual and Potential Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt Obligations	$25,175	$19,940	$5,235	$—	$—
Interest on Debt Obligations	1,350	1,280	70	—	—
Operating Lease Obligations (1)	2,626	1,751	875	—	—
Purchase Obligations (2)	17,489	15,195	2,294	—	—
Minimum Annual License Payments	25	25	—	—	—
Development Milestone Obligations (3)(4)	21,350	3,250	7,950	4,800	5,350
Minimum Royalties and Sales Milestone Obligations (4)	64,000	9,000	32,000	19,000	4,000

Total	$132,015	$50,441	$48,424	$23,800	$9,350

(1)	Includes estimated payments of $1,219 for the cancelable portion of operating leases, primarily our fleet vehicles under a master lease agreement. See Note 14, “Commitments and Contingencies” for a full discussion.
(2)	Purchase obligations reflect all contractual obligations, including amounts that are cancelable, under legally enforceable contracts with contract terms that are both fixed and determinable. These amounts exclude obligations for goods and services that already have been incurred and are reflected on our Balance Sheet as of December 31, 2009.
(3)	Includes $1.9 million of “other long-term liabilities” as recorded on our Balance Sheet as of December 31, 2009.
(4)	Development and sales milestone obligations represent potential amounts payable by us contingent on a number of factors, including the progress of our research, preclinical and development programs, our ability to obtain regulatory approvals, and the commercial success of our approved products.

Impact of Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance for improving disclosures about fair value measurements. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Since the new guidance only impacts financial statement disclosures, there will be no impact to our financial position or results of operations upon adoption.

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

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including United States government and government agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. As of December 31, 2009, cash equivalents consisted of $6.4 million in a money market account and $36.1 million in money market funds and $5.0 million in a U.S. government agency security with a maturity less than 90 days. Our investment portfolio as of December 31, 2009 consisted of corporate notes and bonds, commercial paper, U.S. Government and agency securities, and negotiated certificates of deposit and had an average maturity of less than 12 months, using the stated maturity. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At December 31, 2009, our portfolio of available-for-sale investments consisted of approximately $54.4 million of investments maturing within one year and approximately $21.7 million of investments maturing after one year but within 24 months. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers.

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

Investment Risk

In addition to our normal investment portfolio, we have an investment in Parion Sciences, Inc. of $200,000 as of December 31, 2009. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the Parion Sciences, Inc. securities.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company, future milestone payments due under the technology license agreement with Yamasa Corporation, as well as development activities currently ongoing in Europe. We have established policies and procedures for assessing market and foreign exchange risk. As of December 31, 2009, we did not have any material foreign currency hedges.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management, including our principal executive officer and principal financial officer, concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to securities authorized for issuance under equity incentive plans as of December 31, 2009.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	11,175,516	$7.47	1,284,708
Equity compensation plans not approved by security holders	0	0	0

Total	11,175,516	$7.47	1,284,708

The additional information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the material responsive to this item contained in our Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedule:

Schedule of Valuation and Qualifying Accounts

(in thousands)

	Beginning Balance	Additions		Deductions from Allowances		Ending Balance
		Charged to Costs and Expenses	Charged to Other Accounts
Year ended December 31, 2007
Allowance for rebates, chargebacks and other sales incentives	$—	$366	$58	$(186)		$238
Allowance for returns	—	105	13	(23)		95
Allowance for uncollectible accounts	—	10	—	—		10
Inventory allowance	—	125	—	—		125
Valuation allowance for income taxes	110,008	27,201	—	(4,000	)(1)	133,209

Year ended December 31, 2008
Allowance for rebates, chargebacks and other sales incentives	$238	$2,888	$—	$(1,824)		$1,302
Allowance for returns	95	677	—	(71)		701
Allowance for uncollectible accounts	10	—	—	(3)		7
Inventory allowance	125	105	—	(220)		10
Valuation allowance for income taxes	133,209	25,321	—	—		158,530

Year ended December 31, 2009
Allowance for rebates, chargebacks and other sales incentives	$1,302	$9,531	$—	$(6,456)		$4,377
Allowance for returns	701	1,560	—	(738)		1,523
Allowance for uncollectible accounts	7	43	—	—		50
Inventory allowance	10	15	—	—		25
Valuation allowance for income taxes	158,530	19,629	—	—		178,159

(1)	Deduction as a result of implementing FASB guidance on accounting for uncertainty in income taxes.

For additional information regarding the Company’s reserves and allowances for rebates, chargebacks, discounts and returns, see—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue Recognition.”

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

Inspire Pharmaceuticals, Inc.

By:	/s/ ADRIAN ADAMS
Adrian Adams President & Chief Executive Officer and Director

Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADRIAN ADAMS Adrian Adams	President & Chief Executive Officer (principal executive officer) and Director	March 15, 2010

/s/ THOMAS R. STAAB, II Thomas R. Staab, II	Chief Financial Officer & Treasurer (principal financial officer and principal accounting officer)	March 15, 2010

/s/ KENNETH B. LEE, JR. Kenneth B. Lee, Jr.	Chairman of the Board of Directors	March 15, 2010

/s/ GEORGE ABERCROMBIE George Abercrombie	Director	March 15, 2010

/s/ KIP A. FREY Kip A. Frey	Director	March 15, 2010

/s/ ALAN F. HOLMER Alan F. Holmer	Director	March 15, 2010

/s/ NANCY J. HUTSON Nancy J. Hutson	Director	March 15, 2010

/s/ JONATHAN S. LEFF Jonathan S. Leff	Director	March 15, 2010

/s/ RICHARD S. KENT Richard S. Kent	Director	March 15, 2010

INSPIRE PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

  of Inspire Pharmaceuticals, Inc.

In our opinion, the financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Inspire Pharmaceuticals, Inc. at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

March 15, 2010

INSPIRE PHARMACEUTICALS, INC.

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$52,256	$58,488
Investments	54,367	13,663
Trade receivables, net	22,682	16,544
Prepaid expenses and other receivables	5,479	4,186
Inventories, net	1,717	689
Other assets	153	357

Total current assets	136,654	93,927

Property and equipment, net	4,429	2,925
Assets held-for-sale	402	—
Investments	21,861	200
Restricted deposits	615	615
Intangibles, net	14,748	16,343
Other assets	61	214

Total assets	$178,770	$114,224

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,056	$9,843
Accrued expenses	21,246	13,142
Short-term debt and capital leases	19,940	18,430

Total current liabilities	51,242	41,415

Long-term debt and capital leases	5,235	25,175
Other long-term liabilities	3,125	3,247

Total liabilities	59,602	69,837

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 100,000 shares authorized; 82,346 and 56,672 shares issued and outstanding, respectively	82	57
Additional paid-in capital	519,462	404,991
Accumulated other comprehensive income/(loss)	68	(193)
Accumulated deficit	(400,444)	(360,468)

Total stockholders’ equity	119,168	44,387

Total liabilities and stockholders’ equity	$178,770	$114,224

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Product sales, net	$34,961	$18,349	$3,142
Product co-promotion and royalty	57,198	50,899	45,523
Collaborative research and development	—	1,250	—

Total revenue	92,159	70,498	48,665
Operating expenses:
Cost of sales	11,271	6,412	1,622
Research and development	51,134	44,637	53,391
Selling and marketing	49,304	54,568	45,543
General and administrative	16,053	14,540	13,986
Restructuring	2,014	—	—

Total operating expenses	129,776	120,157	114,542

Loss from operations	(37,617)	(49,659)	(65,877)

Other income/(expense):
Interest income	668	2,642	5,082
Interest expense	(3,027)	(4,586)	(2,919)
Loss on investments	—	—	(26)

Other income/(expense), net	(2,359)	(1,944)	2,137

Net loss	$(39,976)	$(51,603)	$(63,740)

Non-cash deemed dividend related to beneficial conversion feature of exchangeable preferred stock	—	—	(8,285)

Net loss attributable to common stockholders	$(39,976)	$(51,603)	$(72,025)

Basic and diluted net loss per common share	$(0.60)	$(0.91)	$(1.61)

Weighted average common shares used in computing basic and diluted net loss per common share	66,797	56,609	44,763

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(39,976)	$(51,603)	$(63,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,952	2,134	1,781
Depreciation of property and equipment	755	939	891
Asset impairment	484	—	—
Loss/(gain) on disposal of property and equipment	(90)	7	7
Loss on investments	—	—	26
Stock-based compensation expense	5,063	4,443	2,998
Allowance for doubtful accounts	43	(3)	10
Inventory reserve	15	105	125
Changes in operating assets and liabilities:
Trade receivables	(6,181)	(3,567)	(4,739)
Prepaid expenses and other receivables	(1,413)	345	(765)
Inventories	(1,043)	486	(1,405)
Other assets	—	(40)	—
Accounts payable	(970)	(3,675)	7,221
Accrued expenses and other liabilities	7,860	(671)	5,350
Deferred revenue	—	(371)	371

Net cash used in operating activities	(33,501)	(51,471)	(51,869)

Cash flows from investing activities:
Purchase of investments	(94,049)	(7,574)	(59,975)
Proceeds from sale of investments	31,945	30,694	74,501
Approval milestone payment	—	—	(19,000)
Restricted cash transfer	—	—	(100)
Purchase of property and equipment	(1,791)	(1,045)	(1,970)
Proceeds from sale of property and equipment	161	—	—

Net cash provided by/(used in) investing activities	(63,734)	22,075	(6,544)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	40,000
Proceeds from issuance of exchangeable preferred stock, net	—	—	73,605
Proceeds from common stock offering, net	109,000	—	—
Issuance of common stock, net—stock compensation plans	433	88	266
Debt issuance cost	—	—	(100)
Payments on notes payable and capital lease obligations	(18,430)	(14,096)	(3,656)

Net cash provided by/(used in) financing activities	91,003	(14,008)	110,115

Increase/(decrease) in cash and cash equivalents	(6,232)	(43,404)	51,702
Cash and cash equivalents, beginning of year	58,488	101,892	50,190

Cash and cash equivalents, end of year	$52,256	$58,488	$101,892

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,794	$4,257	$2,255
Supplemental disclosure of non-cash investing information:
Purchase of equipment included in accounts payable and accrued expenses	$1,409	$—	$—
Supplemental disclosure of non-cash financing information:
Conversion of exchangeable preferred stock to common stock	$—	$—	$73,605

The accompanying notes are an integral part of these financial statements.

INSPIRE PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/(loss)	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount
Balance at December 31, 2006	42,238	$42	$323,606	$(152)	$(245,125)	$78,371
Issuance of common stock—stock compensation plans	244	1	265	—	—	266
Conversion of Series A Exchangeable Preferred Stock to common stock	14,019	14	73,591	—	—	73,605
Recording of beneficial conversion feature related to the exchange of Series A Exchangeable Preferred Stock	—	—	8,285	—	—	8,285
Accretion of beneficial conversion feature	—	—	(8,285)	—	—	(8,285)
Unrealized gain on investments	—	—	—	193	—	193
Stock-based compensation	—	—	2,998	—	—	2,998
Net loss	—	—	—	—	(63,740)	(63,740)

Balance at December 31, 2007	56,501	57	400,460	41	(308,865)	91,693
Issuance of common stock—stock compensation plans	171	—	88	—	—	88
Unrealized loss on investments	—	—	—	(234)	—	(234)
Stock-based compensation	—	—	4,443	—	—	4,443
Net loss	—	—	—	—	(51,603)	(51,603)

Balance at December 31, 2008	56,672	57	404,991	(193)	(360,468)	44,387
Issuance of common stock—stock compensation plans	118	—	433	—	—	433
Common Stock Offering	25,556	25	108,975	—		109,000
Unrealized gain on investments	—	—	—	261	—	261
Stock-based compensation	—	—	5,063	—	—	5,063
Net loss	—	—	—	—	(39,976)	(39,976)

Balance at December 31, 2009	82,346	$82	$519,462	$68	$(400,444)	$119,168

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

Trade Receivables

The Company’s trade receivables consist of co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, both of which are earned from Allergan, Inc. (“Allergan”) and product revenue from sales of AzaSite. The Company is required to estimate the amount of trade receivables which ultimately will be uncollectible. The Company calculates an estimate of uncollectible accounts based on a review of specific customer balances, as well as a consideration of other industry and economic environment factors.

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

The Company has an equity investment in Parion Sciences, Inc., a non-public entity for which its fair value is not readily determinable. For this investment in which the Company does not have significant influence and owns less than 5%, the investment is carried at cost and is subject to a write-down for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2009 and 2008, this investment’s recorded value was $200.

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

Assets Held-For-Sale

In connection with the restructuring that occurred in the first quarter of 2009, the Company began to market and dispose of its laboratory equipment in the fourth quarter of 2009. The assets held-for-sale are reported at the lower of the carrying value or fair value less costs to sell and the assets are no longer being depreciated. See Note 6 “Restructuring” for additional information. The Company expects to complete the disposal of these assets in 2010. The Company has recorded a net gain of $90 on the disposal of property and equipment for the year ended December 31, 2009.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone to InSite Vision Incorporated (“InSite Vision”). The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of December 31, 2009 and 2008, the Company had $4,252 and $2,657, respectively, in accumulated amortization related to this milestone.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of intangible assets based on an analysis of undiscounted cash flows over the remaining amortization period. If the review indicates that carrying values may not be recoverable, the Company will reduce the carrying values to the estimated fair value. The Company had no impairments of its intangible assets for the years ended December 31, 2009, 2008 and 2007.

Other Assets

In December 2006, the Company entered into a loan and security agreement and received an initial loan advance of $20,000. In 2007, the Company amended the loan and security agreement and received additional loan advances totaling $40,000. Expenses associated with entering into the loan agreements, including commitment fees, totaled $1,400 and have been classified as deferred financing costs. At December 31, 2009 and 2008, the Company had $158 and $515, respectively, in deferred financing costs that are being amortized to interest expense over the term of each of the loans, which mature in March 2011, using the effective interest rate method.

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

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Sales deductions consist of statutory rebates to state Medicaid, Medicare and other government agencies, contractual rebates with commercial managed care organizations, wholesaler chargebacks, sales discounts (including trade discounts and distribution service fees), allowances for coupon and voucher programs and product returns. These deductions are recorded as reductions to revenue from AzaSite in the same period as the related sales with estimates of future utilization derived from historical experience adjusted to reflect known changes in the factors that impact such reserves.

The Company utilizes data from external sources to help it estimate gross-to-net sales adjustments as they relate to the recognition of revenue for AzaSite sold. External sourced data includes, but is not limited to, information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers, targeted surveys as well as data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. The Company also utilizes this data to help estimate and identify prescription trends and patient demand, as well as product levels in the supply chain.

The Company accounts for these sales deductions in accordance with the Financial Accounting Standards Board (“FASB”) authoritative guidance on revenue recognition when consideration is given by a vendor to a customer as well as when the right of return exists.

The Company has categorized and described more fully the following significant sales deductions, all of which involve estimates and judgments which the Company considers to be critical accounting estimates, and requires it to use information from external sources.

Rebates and Chargebacks

Statutory rebates to state Medicaid agencies and Medicare and contractual rebates to commercial managed care organizations are based on statutory or negotiated discounts to the selling price. As it can take up to nine months or more for information to be received on actual usage of AzaSite in managed care and Medicaid and other governmental programs as well as on the total discounts to be reimbursed, the Company maintains reserves for amounts payable under these programs relating to AzaSite sales.

Chargebacks claimed by wholesalers are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs.

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of our product through private or public benefit plans, and the levels of AzaSite inventory in both the wholesale and retail distribution channel. Other factors that the Company may consider, if determined relevant, would include price changes from competitors and introductions of generics and/or competitive new products. The Company acquires prescription utilization data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. The Company applies these multiple factors, the quantitative historical data along with other qualitative aspects, such as management’s judgment regarding future utilization trends, to the respective period’s sales of AzaSite to determine the rebate accrual and related expense. The Company updates its estimates and assumptions each period and records any necessary adjustments to its reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from the

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Company’s estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue. As of December 31, 2009 and 2008, reserves for rebates and chargebacks were $3,488 and $783, respectively.

Discounts and Other Sales Incentives

Discounts and other sales incentives consist of the following:

•

Prompt pay discounts—Prompt payment discounts are offered to all wholesalers in return for payment within 30 days following the invoice date. The Company records sales of AzaSite net of the discount amount based on historical experience. The Company adjusts the reserve at the end of each reporting period to approximate the percentage discount applicable to the outstanding gross accounts receivable balances.

•

Inventory Management Agreement (“IMA”) Fees—Per contractual agreements with the Company’s largest wholesalers (which collectively represented over 85% of 2009 AzaSite sales), the Company provides an IMA fee based on a percentage of their purchases of AzaSite. The IMA fee rates are set forth in the individual contracts. The Company tracks sales to these wholesalers each period and accrues a liability relating to the unpaid portion of these fees by applying the contractual rates to such sales.

•

Product coupons and vouchers—Product coupons and vouchers offer patients the ability to receive free or discounted product through their pharmacy or prescribing physician, to whom the Company provides an inventory of coupons or vouchers as applicable. The Company uses a third-party administrator who invoices on a periodic basis for the cost of coupons and vouchers redeemed in the period. The Company bases its estimates on the historical coupon and voucher redemption rate of similar programs.

As of December 31, 2009 and 2008, reserves for discounts and other sales incentives were $889 and $519, respectively.

Product Returns

At the time of sale of AzaSite, the Company records product returns allowances based on its estimate of the portion of sales that will be returned by its customers in the future. The return allowances are established in accordance with the Company’s return policy. The Company’s return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months following the expiration date, but may differ from customer to customer, depending on certain factors. Future estimated returns of AzaSite are based primarily on the return data for comparative products and the Company’s own historical experience with AzaSite. Historical returns data on AzaSite is analyzed on a specific production lot basis. In determining the Company’s return allowance, the Company also considers other relevant factors, including:

•	Levels of inventory in the distribution channel and any significant changes to these levels

•	Estimated expiration date or remaining shelf life of inventory in the distribution channel

•	Current and projected demand of AzaSite that could be impacted by introductions of generic products and/or introductions of competitive new products; and

•	Competitive product recalls and/or discontinuances

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The Company’s estimates of the level of AzaSite inventory in the distribution channel is based on inventory data provided by wholesalers and third-party prescription data. As of December 31, 2009 and 2008, reserves for returns of AzaSite were $1,523 and $701, respectively.

Immediately preceding the launch of AzaSite, the Company offered wholesalers stocking incentives that allowed for extended payment terms, product discounts, and guaranteed sale provisions (collectively, “special terms”). These special terms were only offered during a specified time period of approximately one month prior to the August 13, 2007 launch of AzaSite. Any sales of AzaSite made under these special term provisions were accounted for using a consignment model since substantially all the risks and rewards of ownership did not transfer upon shipment. Under the consignment model, the Company did not recognize revenue upon shipment of AzaSite purchased with the special terms, but recorded deferred revenue at gross invoice sales price, less all appropriate discounts and rebates, and accounted for AzaSite inventory held by the wholesalers as consignment inventory. The Company recognized the revenue from these sales with special terms at the earlier of when the inventory of AzaSite held by the wholesalers was sold through to the wholesalers’ customers or when such inventory of AzaSite was no longer subject to these special terms. At December 31, 2007, the Company had net deferred revenue of $371 related to sales of AzaSite considered consignment, which was fully recognized in the three months ended March 31, 2008. All sales subsequent to this specified launch time period include return rights and pricing that are customary in the industry, as discussed above.

Product Co-promotion and Royalty Revenues

The Company recognizes co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. Through the year ended December 31, 2008, the Company actively promoted both Restasis and Elestat through its commercial organization. As of January 1, 2009, the Company is no longer responsible for the co-promotion of Restasis, but the Company continues to receive royalties on Allergan’s net sales of Restasis. The Company’s co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s reported net sales to Inspire for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces co-promotion revenue from net sales of Elestat by estimating the portion of sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion and royalty revenue. Under the co-promotion agreement for Elestat, the Company is obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum is not achieved, the Company records revenues using a reduced percentage of net

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

sales based upon its level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue are recorded as deferred revenue. Calendar year 2009 was the last year in which there is a minimum annual net sales target level for Elestat under the co-promotion agreement.

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

Income Taxes

The Company accounts for income taxes using the liability method which requires the recognition of deferred tax assets or liabilities for the temporary differences between financial reporting and tax bases of the Company’s assets and liabilities and for tax carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

in income in the period that includes the enactment date. The Company accounts for uncertain tax positions in accordance with FASB authoritative guidance regarding the accounting for taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. The Company has recorded a valuation allowance against all potential tax assets due to uncertainties in the Company’s ability to utilize the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on estimates of taxable income in each of the jurisdictions in which the Company operates and the period over which the deferred tax assets will be recoverable.

Stock-Based Compensation

The Company recognizes stock-based compensation expense in accordance with FASB authoritative guidance regarding the accounting for share-based payments, which requires that share-based payments be measured at fair value and recognized as compensation expense over the service period in which the awards are expected to vest. The Company utilizes the Black-Scholes option-pricing model to value its share-based awards and recognizes compensation expense on a straight-line basis over the vesting periods of the awards, which is generally three to five years. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Expected volatility is determined based on the Company’s own historical volatility. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Significant management judgment is required in determining estimates of future stock price volatility, forfeitures and expected life to be used in the valuation of the awards. Actual results, and future changes in estimates, may differ substantially from current estimates.

In accordance with SEC authoritative guidance, if a company concludes that its historical share option experience does not provide a reasonable basis upon which to estimate expected term, it may use the simplified method to estimate the expected term of its options. The Company has utilized the simplified method to estimate expected term for share-based payment awards issued in the years ended December 31, 2009, 2008 and 2007. See Note 11 to the Financial Statements for a further discussion on stock-based compensation.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 does not include 261, 183 and 457, respectively, of potential common shares, as their impact would be antidilutive.

Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. At December 31, 2009, the Company had $68 of unrealized gains on its investments. At December 31, 2008, the Company had $193 of unrealized losses on its investments.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Comprehensive loss consists of the following components for the years ended December 31,:

	2009	2008	2007
Net loss	$(39,976)	$(51,603)	$(63,740)
Adjustment for realized losses in net loss	—	—	26
Change in unrealized gain/(losses) on investments	261	(234)	167

Total comprehensive loss	$(39,715)	$(51,837)	$(63,547)

Advertising

The Company engages in general and direct-response advertising when promoting and marketing AzaSite and Elestat. These advertising costs are expensed as the costs are incurred. Advertising and product promotion expenses were $9,666, $12,314 and $11,541 for the years ended December 31, 2009, 2008 and 2007, respectively.

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 85% of all AzaSite product sales in the years ended December 31, 2009 and 2008, respectively, and account for 27% of the Company’s outstanding trade receivables as of December 31, 2009. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion and royalty revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Elestat and royalty revenue from net sales of Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan and account for 72% of the Company’s outstanding trade receivables as of December 31, 2009. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

Risk from Generic Competition

The Company’s revenues are subject to risk due to generic product entrants. The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, the Company will no longer have rights to co-promote Elestat. The Company will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. The Company has been notified that Boehringer Ingelheim and Allergan received notices from four companies, advising that each company filed an Abbreviated New Drug Application (“ANDA”) for a generic version of Elestat. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008. The Company does not know when the FDA will complete its review of these ANDAs, but it expects that a generic form of epinastine could be launched in the second half of 2010.

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

Credit Risk

Cash equivalents and investments are financial instruments which potentially subject the Company to concentration of risk to the extent recorded on the balance sheet. The Company deposits excess cash with major financial institutions in the United States. Balances may exceed the amount of insurance provided on such deposits. Management of the Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity. To minimize the exposure due to adverse shifts in interest rates, the Company currently maintains a portfolio of investments with an average maturity of 12 months or less as of December 31, 2009.

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

Effective September 25, 2009, the Company and Yamasa Corporation entered into a Technology License Agreement for the Manufacture of Denufosol. The purpose of the agreement is to facilitate the transfer of the current denufosol manufacturing technology, including intellectual property, to an additional manufacturer and thus enable a two-supplier strategy for denufosol. In consideration of the grant of rights under the agreement, in October 2009, the Company paid Yamasa three hundred million Japanese Yen (¥ 300,000,000), which was approximately $3,302 at the prevailing exchange rate. Additionally, the Company shall pay Yamasa (i) three hundred million Yen (¥ 300,000,000) within thirty (30) days after the receipt of a process validation report by December 31, 2010 following the successful completion of three validation batches; and (ii) four hundred million Yen (¥ 400,000,000) within thirty (30) days after both (a) the acceptance of a pre-approval inspection of denufosol at Yamasa by the FDA, and (b) the approval of a New Drug Application of a formulated denufosol drug product at Inspire by the FDA.

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

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance for improving disclosures about fair value measurements. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Since the new guidance only impacts financial statement disclosures, there will be no impact to the Company’s financial position or results of operations upon adoption.

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

In April 2009, the FASB issued authoritative guidance to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The authoritative guidance is effective for interim periods ending after June 15, 2009, and the Company has adopted the guidance and has provided the additional disclosures as required.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

3. Fair Value

The Company’s financial assets recorded at fair value on a recurring basis have been categorized based upon a fair value hierarchy in accordance with FASB authoritative guidance. Under the guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s own assumptions about the market participant assumptions that would be used in pricing the asset or liability based on the best information available in the circumstances. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). As of January 1, 2009, the Company adopted the guidance for its fair value measure of non-financial assets and liabilities and there was no material impact.

The Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 that were not already measured at fair value or newly transacted in the years ended December 31, 2009 and 2008. Any future transacted financial assets or liabilities will be evaluated for the fair value election.

The following fair value hierarchy tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Total Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of December 31, 2009:
Cash equivalents	$41,052	$36,053	$4,999
Investments—Available-for-sale securities:
U.S. Treasury	5,980	5,980	—
U.S. Government agencies	12,658	—	12,658
Corporate bonds and commercial paper	44,778	—	44,778
Negotiated certificates of deposit	12,612	—	12,612

Total	$117,080	$42,033	$75,047

As of December 31, 2008:
Cash equivalents	$53,062	$51,066	$1,996
Investments—Available-for-sale securities:
U.S. Treasury	5,000	5,000	—
Corporate bonds and commercial paper	8,663	—	8,663

Total	$66,725	$56,066	$10,659

Level 1 fair value measurements are based on quoted market prices in active markets and include U.S. government and agency securities. Level 1 cash equivalents consist of investments concentrated in money market funds which are primarily invested in U.S. Treasury securities.

Level 2 fair value measurements are based on quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly. Level 2 cash equivalents and available-for-sale securities consist of investments in corporate bonds and commercial paper, U.S. government agencies and negotiated certificates of deposit.

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

Non-recurring fair value amounts for assets held at December 31, 2009 were $402 and are considered Level 3. These assets represent assets held-for-sale and reflect the lower of the carrying value or fair value less costs to sell. As a result of its restructuring activity, the Company assessed the fair value of assets, primarily property and equipment associated with idle lab facilities, on a non-recurring basis. In the first quarter of 2009, the Company recorded an impairment of $484 to reflect the estimated fair value of the idle assets, based on internally established estimates and the selling prices of similar assets. In the fourth quarter of 2009, the Company began marketing and disposing of all its laboratory equipment. Fair value of this equipment was assessed by the third-party marketer and no additional impairment charges were recorded.

4. Investments

A summary of the fair market value of the Company’s investments by classification, as well as contractual maturities of marketable debt securities, is as follows:

	December 31,
	2009	2008
Available-for-sale debt securities:
Less than one year	$54,367	$13,663
After one year through five years	21,661	—

Total available-for-sale debt securities	$76,028	$13,663
Preferred stock	200	200

Total Investments	$76,228	$13,863

The following is a summary of the Company’s marketable debt securities which are classified as available-for-sale as of December 31, 2009 and 2008:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of December 31, 2009:
Corporate bonds and commercial paper	$44,702	$88	$(12)	$44,778
U.S. Treasury	5,981		(1)	5,980
U.S. Government agencies	12,664	—	(6)	12,658
Negotiated certificates of deposit	12,612	—	—	12,612

Total	$75,959	$88	$(19)	$76,028

As of December 31, 2008:
Corporate bonds and commercial paper	$8,858	$5	$(200)	$8,663
U.S. Treasury	4,998	2	—	5,000

Total	$13,856	$7	$(200)	$13,663

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The Company does not consider its investment in available-for-sale debt securities to be other-than-temporarily impaired at December 31, 2009.

The following table shows the gross unrealized losses and fair value of the Company’s investment in marketable debt securities with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008:

	Less than 12 months
	Fair Value	Unrealized Loss
As of December 31, 2009:
Corporate bonds	$20,586	$(12)
U.S. Treasury	5,980	(1)
U.S. Government agencies	9,158	(6)

Total	$35,724	$(19)

As of December 31, 2008:
Corporate bonds	$6,140	$(200)

Total	$6,140	$(200)

The unrealized losses on the Company’s investments in corporate bonds as of December 31, 2009 were primarily due to changes in credit ratings and changes in market interest rates. The unrealized losses on the Company’s investments in corporate bonds as of December 31, 2008 were primarily due to changes in credit ratings. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold its investments until a recovery of fair value, which may be at maturity, the Company does not consider its investments to be other-than-temporarily impaired at December 31, 2009. The Company did not have any investments in marketable debt securities that have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2009 and 2008. Gross realized losses on the Company’s available-for-sale securities were $26 for the year ended December 31, 2007. There were no realized gains or losses on the Company’s available-for-sale securities for the years ended December 31, 2009 and 2008.

5. Inventories

The Company’s inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	December 31, 2009	December 31, 2008
Finished Goods	$808	$47
Work-in-Process	96	160
Raw Materials	838	492

Total Inventories	$1,742	$699
Less Valuation Reserve	(25)	(10)

Total Inventories, net	$1,717	$689

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

During the years ended December 31, 2009, 2008 and 2007, the Company recorded valuation reserves of $15, $105 and $125, respectively, for potential overstocking and short-dated product. During the year ended December 31, 2008, the Company wrote-off approximately $220 of short-dated product from finished goods.

6. Restructuring

In March 2009, the Company announced that it had restructured its operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing its resources on the development of existing later-stage clinical programs and commercially available products. In connection with the restructuring, the Company recorded restructuring charges of $2,014 for the year ended December 31, 2009, which are reported as a separate line item in the accompanying Condensed Statement of Operations. The Company recorded its restructuring activities in accordance with FASB authoritative guidance regarding the accounting for the impairment and disposal of long-lived assets and the accounting for costs associated with exit or disposal activities.

The following table summarizes the components of the restructuring charges:

	Year ended December 31, 2009
	Accruals	Non-cash items	Total
Facilities related	$255	$—	$255
Employee separation costs	1,072	—	1,072
Asset impairment	—	484	484
Contracts	203	—	203

Total Restructuring Charges	$1,530	$484	$2,014

Employee separation costs consist of one-time termination benefits, primarily severance costs, associated with the reduction in the Company’s workforce.

Asset impairments consist of property and equipment, primarily lab equipment, that was used for discovery and preclinical research activities at the Company’s facility. The Company performed an impairment analysis and determined that the carrying value of the idle assets exceeded their fair value and recorded an impairment charge of $484. Fair value was based on internally established estimates and the selling prices of similar assets.

Contract charges consist of costs associated with contractual commitments and work performed subsequent to the restructuring related to programs the Company no longer supports as part of its planned ongoing research and development activities.

Facility related charges consist of estimated losses associated with leased lab space at the Company’s Durham, North Carolina headquarters that the Company no longer uses in its operations. The unoccupied leased space is approximately 14,000 square feet and the lease term is through January 2011. The Company used a discounted cash-flow analysis to calculate the amount of this liability. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of its ongoing lease obligations, including contractual rental commitments, build-out commitments and building operating costs, estimates of income from subleases, and market conditions for similar rental properties in its geographic area. The estimated cash flows were discounted using a credit-adjusted risk free rate of approximately 15%. The Company expects to incur approximately $45 of accretion expense over the term of the lease.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following table sets forth activity in the restructuring liability for the year ended December 31, 2009:

	Employee separation costs	Facilities related charges	Other restructuring charges	Total
Balance at December 31, 2008	$—	$—	$—	$—
Accruals	1,072	255	203	1,530
Payments	(1,072)	(140)	(203)	(1,415)

Balance at December 31, 2009	$—	$115	$—	$115

The liability associated with employee separation costs was fully paid as of December 31, 2009. The liability associated with facilities will be reduced as monthly rental payments are made through the lease term, which ends in January 2011.

7. Property and Equipment

Property and equipment consist of the following:

	Useful Life (Years)	December 31,
		2009	2008
Equipment	5	$6,339	$6,228
Leasehold improvements	Lesser of lease term or 5 years	2,236	2,225
Software	5	1,165	1,134
Furniture and fixtures	7	836	983
Computer hardware	3	578	979

		11,154	11,549
Less accumulated depreciation		(6,725)	(8,624)

Property and equipment, net		$4,429	$2,925

8. Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2009	2008
Compensation and benefits	$7,574	$6,060
Allowances for discounts, rebates, chargebacks and returns	5,900	2,004
Development costs	4,617	3,226
Selling and marketing costs	906	479
Inventory	893	—
Professional fees	314	351
Duties and taxes	226	168
Accrued interest	169	293
Other	647	561

	$21,246	$13,142

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

The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011. Interest accrues on the unpaid principal amount of each loan advance at a per annum rate equal to the five-year U.S. Treasury note yield plus a predetermined percentage at the time each advance is made. Repayment of each advance is made according to a schedule of six monthly installments of interest-only followed by equal monthly installments of principal and interest until the maturity date. During the term of the loan and security agreement, the Company is required to maintain minimum liquidity levels at a ratio of 1:1.35 based on the balance of the outstanding advances of the first $40,000 under the original term loan facility. There is no minimum liquidity requirement on the $20,000 borrowed under the supplemental term loan facility. In addition to other financial and non-financial covenants within the agreement, the agreement contains a subjective acceleration clause such that repayment could be accelerated upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. In addition, under the terms of the agreement, the Company may not enter into certain transactions such as a merger, acquisition, additional indebtedness or dispose of certain assets of the business as defined in the agreement without written approval of the lenders. The Company has the right to prepay the principal of any advance in minimum incremental amounts of $1,000. Any prepayment of borrowings made under the original term loan facility are not subject to a penalty; however, any prepayments of borrowings made under the new supplemental term loan facility are subject to a 2% penalty, if prepaid within the first two years. All repayments of principal by the Company are subject to a final payment of $1,200, equal to 2% of the principal amount being repaid. Amounts cannot be re-borrowed by the Company once repaid. At December 31, 2009, the Company was in compliance with all of the covenants under the loan and security agreement and projects that it will be throughout 2010.

As of December 31, 2009, the Company had net borrowings of $25,175 under the loan and security agreement that bears interest at a weighted average rate of 7.8%. The fair value of the Company’s long-term debt as of December 31, 2009 is $24,366. The fair value is estimated by discounting the projected cash flows using the current rates available to the Company as of the balance sheet date for debt of similar terms and maturities. Scheduled maturities, representing principal repayments, of the term loan facility are as follows:

Term-Loan Maturities
2010	$19,940
2011	5,235

Total	$25,175

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

10. Stockholders’ Equity

Sales of Common Stock

In August 2009, the Company completed a public offering of 25,556 shares of its common stock at a price of $4.50 per share, which included the underwriter’s over-allotment allocation of an additional 3,333 shares, for gross proceeds of $115,000. Net proceeds were $109,000, after deducting underwriting discounts and offering expenses, including reimbursing Warburg Pincus Private Equity IX, L.P. (“Warburg”), a related party, for $500 of expenses incurred. Warburg purchased $40,000, or 8,889 shares, of the common stock offering for total holdings of 22,907 shares of the Company’s common stock, which represented approximately 28% of the Company’s outstanding stock as of December 31, 2009.

The sale of the shares was made pursuant to the Company’s registration statement on Form S-3 filed with the SEC on March 9, 2007, which provided the Company the ability to offer for sale approximately $130,000 of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants.

In July 2007, the Company sold approximately 140 shares of its Series A Exchangeable Preferred Stock, par value $0.001 per share (the “Exchangeable Preferred Stock”), to Warburg at a price per share of $535.00, for aggregate gross proceeds of $75,000 under a Securities Purchase Agreement. The purchase price was based on a $5.35 per share value for the Company’s common stock, par value $0.001 per share. The Company incurred issuance costs of approximately $1,395 in connection with the sale of the Exchangeable Preferred Stock. The Exchangeable Preferred Stock was exchangeable for shares of common stock at a ratio of 1:100. In October 2007, the Company held a special meeting of stockholders at which the proposed exchange of all outstanding Exchangeable Preferred Stock for shares of the Company’s common stock was approved by the Company’s stockholders. The total number of shares of common stock issued in the exchange was 14,019. Subsequent to the exchange, the Company retired the 140 shares of the Exchangeable Preferred Stock, reducing total authorized shares of preferred stock available for issuance to 1,860.

The Exchangeable Preferred Stock was accounted for in accordance with FASB authoritative guidance on accounting for convertible securities with beneficial conversion features. The difference between the effective conversion price per share of underlying common stock in the exchange provision and the market value per share of common stock as of the closing date of the Exchangeable Preferred Stock transaction resulted in the recording of an embedded contingent beneficial conversion feature, which is required to be treated as a non-cash deemed dividend to preferred stockholders. Upon the stockholders’ approval on October 31, 2007, the contingency was resolved and the Exchangeable Preferred Stock was immediately converted to common stock, resulting in full accretion of the beneficial conversion feature. The calculated value of the beneficial conversion feature was approximately $8,285 and was credited to additional paid-in capital upon resolution of the contingency in the quarter ended December 31, 2007. Due to the absence of retained earnings, the accretion of the beneficial conversion feature was recorded as a debit to additional paid-in-capital.

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

11. Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Year Ended December 31,
	2009	2008	2007
Research and development	$1,295	$1,319	$822
Selling and marketing	1,849	1,402	882
General and administrative	1,919	1,722	1,294

Total stock-based compensation expense	$5,063	$4,443	$2,998

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the Amended and Restated 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, officers, employees and consultants. The 1995 Plan allows for the granting of non-qualified stock options and restricted stock to directors, officers, employees and consultants. The 2005 Plan allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At December 31, 2009, there were 389 and 896 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

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

Basis for Fair Value Estimate of Share-Based Payments

Stock Options

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

	Stock Options for Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.73%	2.43%	4.43%
Dividend yield	0%	0%	0%
Expected volatility	71%	65%	67%
Expected life of options	3.9 years	3.9 years	3.9 years
Weighted average fair value of grants (per option)	$2.34	$2.01	$3.22

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following table summarizes the stock option activity for both the 1995 Plan and 2005 Plan:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	9,531	$8.16	4.2	$253
Granted	2,112	4.41
Exercised	(110)	(3.93)
Forfeited/cancelled/expired	(532)	(8.44)

Outstanding at December 31, 2009	11,001	7.47	3.5	$6,503

Vested and exercisable at December 31, 2009	7,620	$8.80	3.1	$2,734
Expected to vest at December 31, 2009	10,727	$7.54	3.5	$6,208

Total intrinsic value of stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $174, $534 and $1,211, respectively. Cash received from stock option exercises for the year ended December 31, 2009 was $433. Due to the Company’s net loss position, no windfall tax benefits have been realized during the year ended December 31, 2009. As of December 31, 2009, approximately $6,808 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes information concerning options outstanding at December 31, 2009:

	Options Outstanding	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Options Exercisable
Exercise Price range (per share):
$ 2.25 - $ 3.98	2,522	$3.71	3.9	958
$ 4.06 - $ 5.10	2,457	4.79	4.3	1,090
$ 5.22 - $ 6.49	2,411	5.88	3.1	1,966
$ 6.85 - $ 13.60	2,202	10.29	2.4	2,197
$ 13.65 - $ 20.30	1,409	17.18	3.6	1,409

	11,001	$7.47	3.5	7,620

Restricted Stock Units

In July 2006, the Compensation Committee authorized the issuance of restricted stock units (“RSUs”) to each of the Company’s then executive officers. The value of RSUs granted was based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the five year requisite service period. A total of 195 RSUs were granted and had a total fair value at the date of grant of $811. The RSUs vest 20% annually over five years from the date of grant or earlier upon the event of a change in control. Any RSUs that have not vested at the time of termination of service to the Company are forfeited. The RSUs do not have voting rights, and the shares underlying the RSUs are not considered issued and outstanding until conversion. Any vested units will convert into an equivalent number of shares of common stock upon termination of employment with the Company.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following table summarizes the Company’s restricted stock unit activity:

Number of Shares
Nonvested awards at December 31, 2008	105
Granted	—
Vested	(35)
Forfeited	—

Nonvested awards at December 31, 2009	70

Total fair value of RSUs vested during the years ended December 31, 2009, 2008 and 2007 were $146, $162 and $162, respectively. Approximately $209 of unrecognized share-based compensation expense related to unvested RSUs is expected to be recognized over the next 1.6 years.

12. Income Taxes

The Company had no federal, state or foreign income tax expense for the years ended December 31, 2009, 2008 and 2007.

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2009	2008
Current deferred tax assets:
Compensation related items	$307	$289
Accrued expenses and other	508	427

Noncurrent deferred tax assets:
Accrued expenses and other	861	820
Domestic net operating loss carryforwards	125,234	116,945
Research and development credits	38,660	29,000
Property, equipment and intangible assets	7,666	6,693
Stock-based compensation	4,255	3,509
Contributions	434	434
Investments	234	413

Total deferred tax assets	178,159	158,530
Valuation allowance	(178,159)	(158,530)

Deferred tax assets	$—	$—

At December 31, 2009 and 2008, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits could not be reasonably assured. The valuation allowance has increased $19,629, $25,321 and $23,201 for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in the valuation allowance of $19,629 during the year ended December 31, 2009 resulted primarily from the generation of additional net operating loss carryforwards and research and development credits, partially offset by a reduction in deferred tax assets related to 2009 and prior years of $2,535 that are unlikely to be realized.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of $312,257 and $355,497, respectively. The net operating loss carryforwards expire in various amounts starting in 2009 and 2010 for federal and state tax purposes, respectively. The net operating loss carryforwards that expire in 2010 are not significant. The utilization of the federal net operating loss carryforwards may be subject to limitation under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. If the Company’s utilization of its net operating loss carryforwards is limited and the Company has taxable income which exceeds the permissible yearly net operating loss carryforward, the Company would incur a federal income tax liability even though its net operating loss carryforwards exceed its taxable income. Additionally, as of December 31, 2009 and 2008, the Company had federal research and development and orphan drug credit carryforwards of $38,660 and $29,000, respectively. The research and development carryforwards and orphan drug carryforwards begin to expire in varying amounts starting in 2011 and 2013, respectively.

On January 1, 2007, the Company adopted the provisions of FASB authoritative guidance related to accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. At the adoption date of January 1, 2007, the Company had $110,008 of deferred tax assets, all of which was subject to a full valuation allowance, effectively reducing the deferred tax benefits to $0, since realization of these benefits could not be reasonably assured. As a result of adopting the guidance, the Company reduced its deferred tax assets by approximately $4,000 and reduced its full valuation allowance against the deferred tax assets by the same amount. Consequently, there was no impact to the Company’s accumulated deficit upon adoption of the guidance. In conjunction with the adoption of the guidance, the Company did not recognize any amount for the payment of interest or penalties at January 1, 2007. During 2009 and 2008, the Company did not record any expense to the income statement for interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at January 1	$8,388	$6,651
Additions to current year tax positions	2,442	1,689
Additions to tax positions of prior years	93	48

Balance at December 31	$10,923	$8,388

All of the Company’s unrecognized tax benefits of $10,923 as of December 31, 2009, would, if recognized, reduce the Company’s effective tax rate; however, currently all of the Company’s deferred tax assets are subject to a full valuation allowance. The Company has no current pending or open tax examinations or audits. The Company is subject to tax examinations by U.S. Federal and state and local authorities for tax years subsequent to 2004. However, the net operating loss carryforwards and various research and development credits dating back to 1993 are open to adjustment by the taxing authorities.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Taxes computed at the statutory federal income tax rate of 35% (34% prior to 2008) are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2009	2008	2007
U.S. Federal tax at statutory rate	$(13,992)	$(20,685)	$(21,672)
State taxes (net of Federal benefit)	(1,619)	(2,140)	(2,810)
Change in valuation reserve	19,629	25,321	23,201
Research and development credit	(9,660)	(6,395)	(1,928)
NOL expiration	(308)	(22)	—
Reversal of the benefit booked in prior years	415	29	—
Nondeductible expenses due to credits	56	(3)	301
Other nondeductible expenses	5,479	3,895	2,908

Provision for income taxes	$—	$—	$—

13. Collaboration Agreements

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

The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, Inspire will no longer have rights to co-promote Elestat. Inspire will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the three successive 12-month periods immediately following the termination of the agreement, Allergan will be obligated to pay to Inspire 20%, 15% and 10%, respectively, on any net sales of Elestat in the United States.

Notices have been received from four companies, advising that each company filed an ANDA for a generic version of Elestat. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov).

Either Allergan or Inspire may terminate the agreement in the event of a material breach of the agreement by the other or in the event of the other’s insolvency. Allergan can terminate the agreement upon a change of control where Inspire becomes an affiliate of a direct competitor of Allergan as that term is defined in the agreement. Inspire can terminate the agreement in the event that Elestat is withdrawn from the market for more than 90 days.

In June 2001, the Company entered into a joint license, development and marketing agreement with Allergan to develop and commercialize the Company’s product candidate, Prolacria. The agreement also

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

provided the Company with revenue on net sales of Allergan’s Restasis. Under the terms of the agreement, Allergan obtained an exclusive license to develop and commercialize Prolacria worldwide, with the exception of Japan and nine other Asian countries covered by Inspire’s agreement with Santen Pharmaceutical Co., Ltd. (“Santen”). In return, Inspire received an up-front payment of $5,000 in 2001 on execution of the agreement and has received additional payments of $6,000 associated with the achievement of certain milestones. Inspire is entitled to receive up to an additional $28,000 in milestone payments assuming the successful completion of all the remaining milestones.

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

The Company is also entitled to receive revenue from Allergan on net sales of Restasis and Prolacria, if any, worldwide, excluding most larger Asian markets. The Company began receiving revenue from net sales of Restasis in April 2004. In December 2008, the Company amended its agreement with Allergan such that the Company ceased co-promoting Restasis as of December 31, 2008. Notwithstanding the fact that the Company is no longer co-promoting Restasis, Allergan remains obligated to pay the Company royalties in relation to sales of Restasis at the rates in effect prior to the December 2008 amendment.

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

Cystic Fibrosis Foundation Therapeutics, Inc.

In October 2002, the Company entered into a study funding agreement with the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”), whereby the majority of the expenses for one Phase 2 clinical trial for denufosol for the treatment of cystic fibrosis were funded by the CFFT, but the Company also recorded the corresponding expenses and liabilities as the CFFT incurred these costs. This clinical trial was completed in 2004. If the Company receives FDA approval for denufosol for the treatment of cystic fibrosis, the Company will be obligated to pay a development milestone, and possibly a sales milestone, to the CFFT. The aggregate potential milestones under this agreement are approximately $16,000. The Company has recorded $1,915 of contingent liabilities in “Other long-term liabilities” associated with this agreement as of December 31, 2009 and 2008. If it does not receive FDA approval, the Company will have no financial obligation to the CFFT, including the Phase 2 clinical trial costs the CFFT funded on the Company’s behalf.

InSite Vision Incorporated.

In February 2007, the Company entered into a license agreement with InSite Vision pursuant to which Inspire acquired exclusive rights to commercialize AzaSite, as well as other potential topical anti-infective products containing azithromycin as the sole active ingredient for use in the treatment of human ocular or

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

ophthalmic indications. The license agreement also grants Inspire exclusive rights to develop, make, use, market, commercialize and sell each product in the United States and Canada. Inspire is currently responsible for all regulatory obligations and strategies relating to the further development and commercialization of a product in the United States and Canada.

Pursuant to the license agreement, the Company paid an upfront licensing fee of $13,000. The Company paid an additional $19,000 milestone payment upon regulatory approval of AzaSite by the FDA. Additionally, the Company is obligated to pay a royalty on net sales of AzaSite for ocular infections in the United States and Canada. The royalty rate was 20% on net sales of AzaSite for the first two years of commercialization and in July 2009, the Company began paying a 25% royalty rate, which will continue for the duration of the agreement. The Company is obligated to pay royalties under the agreement for the longer of (i) 11 years from the launch of the subject product and (ii) the period during which a valid claim under a patent licensed from InSite Vision covers a subject product. Under the terms of the agreement, the Company’s obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not the Company will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the second of which commenced on October 1, 2009. The Company launched AzaSite in August 2007, and began paying royalties to InSite Vision in the fourth quarter of 2007.

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

Inspire will design and fund all future research, development, testing, regulatory filings and potential marketing activities related to any product candidate under development or product developed from the license. Unless terminated earlier, the agreement will expire on a country-by-country basis upon the expiration of the patents in such country. The U.S. government may have limited rights in some of this patented technology. WARF may terminate the license if Inspire fails to make timely payment of any amount due to WARF under the agreement or commit a material breach of any material covenant contained in the agreement, subject to the right to cure.

14. Commitments and Contingencies

Operating Leases

Total rent expense for operating leases during 2009, 2008 and 2007 was $1,869, $2,098 and $1,813, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows:

Year Ending December 31,	Operating Leases
2010	$985
2011	203
2012	73

Total minimum lease payments	$1,261

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

Other Commitments

The Company has entered into contractual commitments or purchase obligations with various clinical research organizations, promotion and advertising agencies, manufacturers of active pharmaceutical ingredients and drug product for clinical and commercial use as well as with others. These financial commitments, which include both cancelable and non-cancelable arrangements, totaled approximately $17,489 as of December 31, 2009. Since many of these commitment amounts are dependent upon variable components of the agreements, actual payments and the timing of those payments may differ from management’s estimates. In addition, the Company is obligated to pay royalties to InSite Vision as part of its license agreement for AzaSite. Under the terms of the agreement, the Company’s obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not the Company will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

successive 12-month minimum royalty periods, the first of which commenced on October 1, 2008. The minimum royalties escalate each year. Remaining minimum royalties as of December 31, 2009 total $60,000.

Contingencies

As of December 31, 2009, the Company’s existing license, collaboration and sponsored research agreements may require cash payments contingent upon the occurrence of certain future events. In the aggregate, these agreements may require payments of up to $21,350 assuming the achievement of all development milestones and up to an additional $4,000 assuming the achievement of all sales milestones. Amounts payable by the Company under these agreements are uncertain and are contingent on a number of factors, including the progress of its research, preclinical and development programs, its ability to obtain regulatory approvals, the commercial success of its approved products and future annual product sales levels. The Company is also obligated to pay royalties on net sales, if any, of certain product candidates currently in its portfolio. Some of the Company’s license agreements require minimum annual license preservation fees.

15. Related Party Transactions

In February 2009, the Company entered into an agreement with Clinipace, Inc. (“Clinipace”) for the provision of various data management and biostatistics services to support two Phase 2 clinical trials of AzaSite for the treatment of blepharitis. Under this agreement, the Company paid Clinipace $365 upon execution and is obligated to pay an additional $171 per month for 12 months commencing in March 2009. In addition, Clinipace has performed similar services in support of other development programs of the Company in 2009 and 2008, considered insignificant. The Company had expenses associated with Clinipace activities in 2009 and 2008, of $2,137 and $24, respectively. Kenneth B. Lee, Jr., the Chairman of the Company’s Board of Directors, is a general partner of Hatteras Venture Partners, LLC, which owns approximately 28% of Clinipace. Christy Shaffer, the Company’s President and Chief Executive Officer during 2009, also serves as a director of Clinipace. Neither Mr. Lee nor Dr. Shaffer have a personal interest in any amounts paid by the Company to Clinipace.

In August 2009, the Company completed a public offering of its common stock. Warburg participated in the public offering and acquired an additional 8,889 shares of common stock for total holdings of 22,907 shares of the Company’s common stock, which represented approximately 28% of the Company’s outstanding stock as of December 31, 2009. As part of the offering, the Company reimbursed Warburg for $500 of expenses incurred, related to their participation in the common stock sale. Prior to the sale of common stock in this offering, Warburg owned approximately 14,019, or 25%, of the then outstanding common stock of the Company. Jonathan S. Leff, serves as a member of the Company’s Board of Directors and as a member of its Corporate Governance Committee. Since January 2000, he has served as a General Partner of Warburg, Pincus & Company, which is the managing partner of Warburg Pincus LLC, and as a Member and Managing Director of Warburg Pincus LLC, a private equity investment firm.

16. Employee Benefit Plan

The Company adopted a 401(k) Profit Sharing Plan (“the 401(k) Plan”) covering all qualified employees on August 1, 1995. Participants may elect a salary reduction of 1% or more up to the IRS allowed maximum as a tax-deferred contribution to the 401(k) Plan. The 401(k) Plan permits discretionary employer contributions. If employer discretionary contributions are implemented, participants will begin vesting 100% immediately in such contributions. In 2009, 2008 and 2007, the Company elected a safe harbor contribution at 3.0% of annual compensation. These safe harbor contributions totaled $935, $938 and $752 for the years ended December 31, 2009, 2008 and 2007, respectively.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

17. Revenue by Product Line

The Company operates its business as one operating segment. The Company derives all of its product revenue for AzaSite and all its co-promotion revenue for Elestat from product sales in the United States. Approximately 98% of royalty revenue for Restasis in fiscal years 2009, 2008 and 2007, was derived from product sales in the United States.

	Year ended December 31,
	2009	2008	2007
Product Sales:
AzaSite	$34,961	$18,349	$3,142
Co-Promotion and Royalty Sales:
Restasis	38,445	32,761	24,442
Elestat	18,753	18,138	21,081

Total	$92,159	$69,248	$48,665

18. Quarterly Financial Data (unaudited)

	2009
	First	Second	Third	Fourth	Total
Revenue	$14,331	$23,051	$25,168	$29,609	$92,159
Cost of sales	1,961	2,284	3,032	3,994	11,271
Net loss	(19,407)	(9,511)	(8,493)	(2,565)	(39,976)
Net loss per common share—basic and diluted	$(0.34)	$(0.17)	$(0.12)	$(0.03)	$(0.60)

	2008
Revenue	$9,703	$21,984	$19,952	$18,859	$70,498
Cost of sales	1,007	1,643	1,624	2,138	6,412
Net loss	(25,913)	(6,362)	(9,619)	(9,709)	(51,603)
Net loss per common share—basic and diluted	$(0.46)	$(0.11)	$(0.17)	$(0.17)	$(0.91)

19. Subsequent Events

Appointment of Adrian Adams

Effective February 22, 2010, the Board of Directors (the “Board”) of the Company appointed Adrian Adams as President and Chief Executive Officer of the Company, and as a member of the Board.

On February 18, 2010, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Adams. The Employment Agreement provides for an initial term from February 22, 2010 to December 31, 2014.

Resignation of Christy L. Shaffer, Ph.D.

On February 19, 2010, the Company’s Board of Directors received and accepted Christy L. Shaffer’s resignation from the Company’s Board of Directors and as President and Chief Executive Officer, effective February 22, 2010.

INSPIRE PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

In connection with her resignation, Dr. Shaffer has entered into a Separation of Employment and Consulting Agreement, effective February 22, 2010 (the “Separation and Consulting Agreement”) with the Company, pursuant to which she will provide consulting services to the Company for a period of twenty-four (24) months. The Separation and Consulting Agreement provides for: (i) a separation payment of $983; (ii) an award of 100 stock options; (iii) a stock award for 100 shares of the Company’s common stock; and (iv) consulting payments, to be paid quarterly, at the annual rate of $468. The stock award and awards of stock options granted to Dr. Shaffer under the Separation and Consulting Agreement are fully vested and exercisable upon the grant date.

In addition, Dr. Shaffer’s existing stock options with an exercise price equal to or less than $9.42 per share have been amended to provide that the exercise period for such options will be extended to the earlier of (i) the applicable award’s expiration date, and (ii) February 22, 2013. All such options, to the extent unvested, became fully vested and exercisable. All of Dr. Shaffer’s stock options with an exercise price greater than $9.42 per share were terminated on February 22, 2010. Additionally, all of Dr. Shaffer’s existing unvested restricted stock units (20 units) became fully vested.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.4	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

3.5	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Exchangeable Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

3.6	Certificate of Retirement of Series A Exchangeable Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

4.2	Rights Agreement, dated as of October 21, 2002, between the Company and Computershare Trust Company, which includes the form of Certificate of Designation of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. as Exhibit “A”, the form of Rights Certificate as Exhibit “B” and the Summary of Rights to Purchase Preferred Stock as Exhibit “C” (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 22, 2002).

4.3	First Amendment to Rights Agreement, dated July 17, 2007, by and between Inspire Pharmaceuticals, Inc. and Computershare Trust Company (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1†	Inspire Pharmaceuticals, Inc. Amended and Restated 1995 Stock Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 21, 2005).

10.2†	Form of Incentive Stock Option (Incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.3*	Development, License and Supply Agreement between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co., Ltd., dated as of December 16, 1998 (Incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.4†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa dated February 4, 2000 (Incorporated by reference to Exhibit 10.26 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

10.5†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Christy L. Shaffer dated February 10, 2000 (Incorporated by reference to Exhibit 10.28 to the Company’s registration statement on Form S-1 (Registration No. 333-31174) which became effective on August 3, 2000).

Exhibit Number	Description
10.6†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph Schachle dated April 3, 2001 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001).

10.7*	License, Development and Marketing Agreement between Inspire Pharmaceuticals, Inc. and Allergan, Inc., dated as of June 22, 2001 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2001).

10.8*	Study Funding Agreement, dated as of October 3, 2002, between Inspire Pharmaceuticals, Inc. and The Cystic Fibrosis Foundation Therapeutics, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2002).

10.9†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.10†	Form of Inspire Pharmaceuticals, Inc. Director Non-Statutory Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003).

10.11*	First Amendment to License, Development and Marketing Agreement, dated December 8, 2003, between Inspire Pharmaceuticals, Inc. and Allergan, Inc. and Allergan Sales, LLC and Allergan Pharmaceuticals Holdings (Ireland) Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2003).

10.12*	Elestat (Epinastine) Co-Promotion Agreement, entered into as of December 8, 2003, by and between Allergan Sales, LLC and Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2004).

10.13†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II, dated May 16, 2003 (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.14	Master Lease Agreement between GE Capital Fleet Services and Inspire Pharmaceuticals, Inc., dated as of November 18, 2003, and related documentation (Incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.15	Master Security Agreement between General Electric Capital Corporation and Inspire Pharmaceuticals, Inc., dated as of November 12, 2003, and related documentation (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed March 12, 2004).

10.16†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between the Company and R. Kim Brazzell, dated August 5, 2004 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2004).

10.17*	Exclusive License Agreement between Inspire Pharmaceuticals, Inc. and the Wisconsin Alumni Research Foundation, effective November 2, 2004 (Incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.18†	Form of Inspire Pharmaceuticals, Inc. Employee Stock Option Agreement (Incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed March 11, 2005).

10.19†	Form of Incentive Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.20†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.21†	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

Exhibit Number	Description
10.22†	Form of Stock Appreciation Right Grant Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.23†	Form of Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 16, 2005).

10.24†	Form of Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006).

10.25	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center I building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

10.26	Amended and Restated Lease Agreement, dated as of November 30, 2006, by and between Inspire Pharmaceuticals, Inc. and Royal Center IC, LLC with respect to certain premises located within the Royal Center II building at 4222 Emperor Blvd., Durham, North Carolina (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2006).

10.27†	Employee Confidentiality, Invention Assignment and Non-Compete Agreement between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi, dated May 10, 2005 (Incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on March 16, 2007).

10.28	Loan and Security Agreement, dated as of December 22, 2006, among Inspire Pharmaceuticals, Inc., Merrill Lynch Capital and Silicon Valley Bank (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed on March 16, 2007).

10.29*	License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.30*	Supply Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.31	Trademark License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.32	Side Letter by and between Inspire Pharmaceuticals, Inc., InSite Vision Incorporated and Pfizer Inc., dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.33†	Form of Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.34†	Form of Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007).

10.35†	Executive Officer Annual Cash Bonus Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007).

10.36	Standstill Agreement, dated July 20, 2007, among Inspire Pharmaceuticals, Inc., Warburg Pincus Private Equity IX, L.P., Warburg Pincus IX, LLC, Warburg Pincus Partners, LLC and Warburg Pincus & Co. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.37	First Amendment to Loan and Security Agreement by and among Merrill Lynch Capital, Silicon Valley Bank, and Inspire Pharmaceuticals, Inc., dated as of June 27, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

Exhibit Number	Description
10.38†	Amended and Restated 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.39*	Manufacturing Services Agreement, dated September 11, 2007, by and between Inspire Pharmaceuticals, Inc. and Catalent Pharma Solutions, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007).

10.40†	Executive Change in Control Severance Benefit Plan, effective as of March 29, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.41†	Change in Control Severance Benefit Plan, amended and restated as of March 29, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2008).

10.42	Second Amendment to License, Development and Marketing Agreement, dated December 24, 2008, between Inspire Pharmaceuticals, Inc. and Allergan, Inc., Allergan Sales, LLC and Allergan Pharmaceuticals Holdings (Ireland) Ltd. (Incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K filed on March 13, 2009).

10.43†	Amended and Restated Director Compensation Policy dated March 1, 2009 (Incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on March 13, 2009).

10.44†	Inspire Pharmaceuticals, Inc. Executive Change in Control Severance Benefit Plan, Amended and Restated as of July 8, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.45†	Inspire Pharmaceuticals, Inc. Change in Control Severance Benefit Plan, Amended and Restated as of July 8, 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.46†	Inspire Pharmaceuticals, Inc. Amended and Restated 2005 Equity Compensation Plan, as amended effective July 8, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.47†	Form of 1995 Stock Plan Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.48†	Form of Restricted Stock Unit Agreement Under the Amended and Restated 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.49†	Form of Inspire Pharmaceuticals, Inc. 1995 Stock Plan Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.50†	Form of Inspire Pharmaceuticals, Inc. 2005 Equity Compensation Plan Director’s Nonqualified Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 13, 2009).

10.51	Amendment No. 1 to Standstill Agreement, dated August 4, 2009, between Inspire Pharmaceuticals, Inc. and Warburg Pincus Private Equity IX, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2009).

10.52	Technology License Agreement For the Manufacture of Denufosol, dated as of October 2, 2009, between Inspire Pharmaceuticals, Inc. and Yamasa Corporation, with an effective date of September 25, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on November 6, 2009).

10.53†	Executive Incentive Compensation Recovery (“Clawback”) Policy, dated December 18, 2009.

Exhibit Number	Description
10.54†	Amended and Restated Equity Compensation Grant Policy, dated December 18, 2009.

10.55†	Amended and Restated Director Compensation Policy, dated December 18, 2009.

10.56†	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and Adrian Adams, made as of February 18, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2010).

10.57†	Stock Option Agreement by and between Inspire Pharmaceuticals, Inc. and Adrian Adams, effective as of February 22, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2010).

10.58†	Separation of Employment and Consulting Agreement between Inspire Pharmaceuticals, Inc. and Dr. Christy L. Shaffer, Ph.D., made as of February 19, 2010 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 24, 2010).

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted with respect to a portion of this Exhibit.
**	Confidential treatment has been requested with respect to a portion of this Exhibit.
†	Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.