Form 10-Q
period 2010-03-31
INSPIRE PHARMACEUTICALS INC
filed 2010-05-04
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

YES  X    NO  __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  __     NO  __

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

YES  __    NO  X

As of March 31, 2010, there were 82,600,235 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

We own or have rights to various trademarks, copyrights and trade names used in our business. AzaSite® is a trademark owned by InSite Vision Incorporated. Restasis®, Elestat® and Prolacria™ are trademarks owned by Allergan, Inc. This report also includes trademarks, service marks and trade names of other companies.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$30,935	$52,256
Investments	64,660	54,367
Trade receivables, net	16,756	22,682
Prepaid expenses and other receivables	4,758	5,479
Inventories, net	1,741	1,717
Other assets	101	153

Total current assets	118,951	136,654
Property and equipment, net	4,875	4,429
Assets held-for-sale	379	402
Investments	18,963	21,861
Restricted deposits	615	615
Intangibles, net	14,350	14,748
Other assets	57	61

Total assets	$158,190	$178,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,466	$10,056
Accrued expenses	18,341	21,246
Short-term debt	20,332	19,940

Total current liabilities	47,139	51,242
Long-term debt	-	5,235
Other long-term liabilities	1,915	3,125

Total liabilities	49,054	59,602
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000 shares authorized; 82,600 and 82,346 shares issued and outstanding, respectively	83	82
Additional paid-in capital	524,188	519,462
Accumulated other comprehensive income	96	68
Accumulated deficit	(415,231)	(400,444)

Total stockholders’ equity	109,136	119,168

Total liabilities and stockholders’ equity	$158,190	$178,770

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenues:
Product sales, net	$8,696	$6,186
Product co-promotion and royalty	13,372	8,145

Total revenue	22,068	14,331
Operating expenses:
Cost of sales	3,015	1,961
Research and development	9,593	12,267
Selling and marketing	13,694	13,020
General and administrative	10,236	3,820
Restructuring	-	1,931

Total operating expenses	36,538	32,999

Loss from operations	(14,470)	(18,668)
Other income/(expense):
Interest income	169	160
Interest expense	(486)	(899)

Other expense, net	(317)	(739)

Net loss	$(14,787)	$(19,407)

Basic and diluted net loss per common share	$(0.18)	$(0.34)

Weighted average common shares used in computing basic and diluted net loss per common share	82,402	56,678

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net loss	$(14,787)	$(19,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	454	505
Depreciation of property and equipment	221	221
Asset impairment	-	484
Loss/(gain) on disposal of property and equipment	1	(1)
Stock-based compensation expense	4,793	1,198
Allowance for doubtful accounts	(18)	3
Inventory reserve	10	-
Changes in operating assets and liabilities:
Trade receivables	5,944	1,762
Prepaid expenses and other receivables	691	206
Inventories	(34)	71
Accounts payable	(407)	(2,425)
Accrued expenses and other liabilities	(3,957)	627
Deferred revenue	-	3,695

Net cash used in operating activities	(7,089)	(13,061)

Cash flows from investing activities:
Purchase of investments	(16,817)	(8,665)
Proceeds from sale of investments	9,450	6,998
Purchase of property and equipment	(2,000)	(231)
Proceeds from sales of property and equipment	44	-

Net cash used in investing activities	(9,323)	(1,898)

Cash flows from financing activities:
Issuance of common stock, net – stock compensation plans	137	-
Payments related to settlement of employee stock-based awards	(203)	-
Payments on notes payable and capital lease obligations	(4,843)	(4,486)

Net cash used in financing activities	(4,909)	(4,486)

Decrease in cash and cash equivalents	(21,321)	(19,445)
Cash and cash equivalents, beginning of period	52,256	58,488

Cash and cash equivalents, end of period	$30,935	$39,043

Supplemental disclosure of non-cash investing information:
Purchase of equipment included in accrued expenses	$98	$-

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

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position and operations for the interim periods presented have been made.

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

Fair Value of Financial Instruments

The Company discloses the fair value of financial instruments for assets and liabilities for which it is practicable to estimate that value. The carrying amounts of all cash equivalents, available-for-sale securities and restricted deposits approximate fair value based upon quoted market prices. The fair value of trade accounts receiveables, accounts payable and short-term debt approximates carrying value due to their short-term nature.

Other long-term assets include the Company’s common stock investment of $200 in a non-public entity for which fair value is not readily determinable. The investment is carried at cost and is subject to potential write-down for

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

impairment whenever events or changes in circumstances indicate that the carrying value is not recoverable. Other long-term liabilities typically represent deferred fees, credits and cost reimbursement arrangements. The carrying value of these long-term assets and liabilities approximate their fair values.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009 does not include 1,129 and 124, respectively, of potential common shares, as their impact would be antidilutive.

Assets Held-For-Sale

In connection with the corporate restructuring that occurred in the first quarter of 2009, the Company began disposing of its laboratory equipment in the fourth quarter of 2009. The assets held-for-sale are reported at the lower of the carrying value or fair value less costs to sell and the assets are no longer being depreciated. See Note 7 “Restructuring” for additional information.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone to InSite Vision Incorporated (“InSite Vision”). The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of March 31, 2010 and December 31, 2009, the Company had $4,650 and $4,252, respectively, in accumulated amortization related to this milestone.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of intangible assets based on an analysis of undiscounted cash flows over the remaining amortization period. If the review indicates that carrying values may not be recoverable, the Company will reduce the carrying values to the estimated fair value. The Company had no impairments of its intangible assets for the three months ended March 31, 2010 and 2009.

Debt

In December 2006, the Company entered into a loan and security agreement with two financial institutions, which provided a term loan facility to the Company in an aggregate amount of $40,000. In June 2007, the Company amended the loan and security agreement with the two participating financial institutions to enable the Company to

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

draw upon a new supplemental term loan facility in the amount $20,000, effectively increasing the total term loan facility to $60,000. The Company has borrowed the full $60,000 available under the term loan facility. The interest rates associated with the individual borrowings under the facility range from approximately 7.6% to 8.0%. As of March 31, 2010, the Company had net borrowings under the term loan facility of $20,332. The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011. As a result, the full amount net borrowings as of March 31, 2010 have been classified as short-term debt. Additionally, the Company is subject to a final payment of $1,200 equal to 2% of the principal amount being repaid.

The loan and security agreement contains a financial covenant that requires the Company to maintain certain levels of liquidity based on its cash, investment and account receivables balances, as well as negative covenants that may limit the Company from assuming additional indebtedness and entering into other transactions as defined in the agreement. In addition to other financial and non-financial covenants within the agreement, the agreement contains a subjective acceleration clause such that repayment could be accelerated upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. At March 31, 2010, the Company was in compliance with all of the covenants under its loan and security agreement.

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

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of our product through private or public benefit plans, and the levels of AzaSite inventory in both the wholesale and retail distribution channel. Other factors that the Company may consider, if determined relevant, would include price changes from competitors and introductions of generics and/or competitive new products. The Company acquires prescription utilization data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. The Company applies these multiple factors, the quantitative historical data along with other qualitative aspects, such as management’s judgment regarding future utilization trends, to the respective period’s sales of AzaSite to determine the rebate accrual and related expense. The Company updates its estimates and assumptions each period and records any necessary adjustments to its reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from the Company’s estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue. As of March 31, 2010 and December 31, 2009, reserves for rebates and chargebacks were $4,591 and $3,488, respectively.

Discounts and Other Sales Incentives

Discounts and other sales incentives consist of the following:

•

Prompt pay discounts —Prompt payment discounts are offered to all wholesalers in return for payment within 30 days following the invoice date. The Company records sales of AzaSite net of the discount amount based on historical experience. The Company adjusts the reserve at the end of each reporting period to approximate the percentage discount applicable to the outstanding gross accounts receivable balances.

•

Inventory Management Agreement (“IMA”) Fees —Per contractual agreements with the Company’s largest wholesalers, the Company provides an IMA fee based on a percentage of their purchases of AzaSite. The IMA fee rates are set forth in the individual contracts. The Company tracks sales to these wholesalers each period and accrues a liability relating to the unpaid portion of these fees by applying the contractual rates to such sales.

•

Product coupons and vouchers —Product coupons and vouchers, made available by us online or through pharmacies and prescribing physicians, offer patients the ability to receive free or discounted product. The Company uses a third-party administrator who coordinates program activities and invoices on a periodic

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

basis for the cost of coupons and vouchers redeemed in the period. The Company bases its estimates on the historical coupon and voucher redemption rate of similar programs.

As of March 31, 2010 and December 31, 2009, reserves for discounts and other sales incentives were $731 and $889, respectively.

Product Returns

At the time of sale of AzaSite, the Company records product returns allowances based on its estimate of the portion of sales that will be returned by its customers in the future. The return allowances are established in accordance with the Company’s return policy. The Company’s return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months following the expiration date, but may differ from customer to customer, depending on certain factors. Future estimated returns of AzaSite are based primarily on the return data for comparative products and the Company’s own historical experience with AzaSite. Historical returns data on AzaSite is analyzed on a specific production lot basis. In determining the Company’s return allowance, the Company also considers other relevant factors, including:

•	Levels of inventory in the distribution channel and any significant changes to these levels

•	Estimated expiration date or remaining shelf life of inventory in the distribution channel

•	Current and projected demand of AzaSite that could be impacted by introductions of generic products and/or introductions of competitive new products; and

•	Competitive product shortages, recalls and/or discontinuances

The Company’s estimates of the level of AzaSite inventory in the distribution channel is based on inventory data provided by wholesalers and third-party prescription data. As of March 31, 2010 and December 31, 2009, reserves for returns of AzaSite were $1,623 and $1,523, respectively.

Product Co-promotion and Royalty Revenues

The Company recognizes co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the co-promotion agreements, and as reported to Inspire by Allergan. Through the year ended December 31, 2008, the Company actively promoted both Restasis and Elestat through its commercial organization. As of January 1, 2009, the Company is no longer responsible for the co-promotion of Restasis, but the Company continues to receive royalties on Allergan’s net sales of Restasis. The Company’s co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s reported net sales to Inspire for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company reduces co-promotion revenue from net sales of Elestat by estimating the portion of sales

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion and royalty revenue. Prior to January 1, 2010, under the co-promotion agreement for Elestat, the Company was obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum was not achieved, the Company recorded revenues using a reduced percentage of net sales based upon its level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue were recorded as deferred revenue. Calendar year 2009 was the last year in which there was a minimum annual net sales target level for Elestat under the co-promotion agreement. Accordingly, effective January 1, 2010, all co-promotion revenue from net sales of Elestat is recognized in the same period in which the sales occur.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $96 and $68 of unrealized gains on its investments that are classified as accumulated other comprehensive loss at March 31, 2010 and December 31, 2009, respectively. Comprehensive loss consists of the following components:

	Three Months Ended March 31,
	2010	2009
Net loss	$(14,787)	$(19,407)
Change in unrealized gain on investments	28	27

Total comprehensive loss	$(14,759)	$(19,380)

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

In March 2010, the Company and Finorga S.A.S. (“Novasep”) entered into a Technical Transfer & Development Services Agreement for the purposes of enabling Novasep to become a qualified manufacturer of the active pharmaceutical ingredient (“API”) for denufosol.

Pursuant to the terms of the agreement, the Company has transferred to Novasep certain technology relating to the manufacture and production of denufosol. The Company has granted Novasep a non-exclusive, royalty-free, non-transferable, non-sublicensable license to use certain intellectual property to perform its obligations under the agreement.

Novasep is responsible for procuring, installing at one of its facilities, qualifying and maintaining certain equipment to be used for the manufacture of denufosol API. The manufacturing equipment is owned by the Company and will be used by Novasep for the manufacture of denufosol API. The Company has capitalized the equipment in accordance with US GAAP authoritative guidance. Novasep is responsible for various services relating to process development, process-improvement and scale-up of the manufacturing process for denufosol API, as well as the manufacture of various development, demonstration and validation batches of denufosol API in accordance with cGMPs, legal requirements and the terms of the agreement. The Company is obligated to pay an aggregate amount of up to 5,101 Euros or approximately $7,200 at prevailing exchange rates. A number of services provided for under the agreement have already been completed by Novasep. Accordingly, a significant portion of the aggregate payment

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

amount provided for in the agreement has already been paid by the Company. As of March 31, 2010, the Company had paid 3,251 Euros to Novasep under the agreement for services provided.

Effective September 25, 2009, the Company and Yamasa Corporation entered into a Technology License Agreement for the Manufacture of Denufosol. The purpose of the agreement is to facilitate the transfer of the current denufosol manufacturing technology, including intellectual property, to an additional manufacturer and thus enable a two-supplier strategy for denufosol. In consideration of the grant of rights under the agreement, in October 2009, the Company paid Yamasa three hundred million Japanese Yen, which was approximately $3,302 at the prevailing exchange rate. Additionally, the Company shall pay Yamasa (i) three hundred million Yen within thirty (30) days after the receipt of a process validation report by December 31, 2010 following the successful completion of three validation batches; and (ii) four hundred million Yen within thirty (30) days after both (a) the acceptance of a pre-approval inspection of denufosol at Yamasa by the FDA, and (b) the approval of a New Drug Application of a formulated denufosol drug product at Inspire by the FDA.

Delays in the manufacture or distribution of any product or manufacture of any product candidate could adversely impact the marketing of the Company’s products or the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacturing or the overall product supply chain of Restasis and Elestat.

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 85% of all AzaSite product sales in the three months ended March 31, 2010 and the year ended December 31, 2009, respectively, and account for 20% and 27% of the Company’s outstanding trade receivables as of March 31, 2010 and December 31, 2009, respectively. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion and royalty revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Elestat and royalty revenue from net sales of Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan and account for 79% and 72% of the Company’s outstanding trade receivables as of March 31, 2010 and December 31, 2009, respectively. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

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

In January 2010, the FASB issued authoritative guidance for improving disclosures about fair value measurements. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Since the new guidance only impacts financial statement disclosures, there will be no impact to the Company’s financial position or results of operations upon adoption.

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

The Company’s inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	March 31, 2010	December 31, 2009
Finished Goods	$824	$808
Work-in-Process	183	96
Raw Materials	759	838

Total Inventories	$1,766	$1,742
Less Valuation Reserve	(25)	(25)

Total Inventories, net	$1,741	$1,717

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

5.	Investments

The following is a summary of the Company’s marketable debt securities which are classified as available-for-sale as of March 31, 2010 and December 31, 2009:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of March 31, 2010:
Corporate bonds and commercial paper	$46,115	$87	$(6)	$46,196
U.S. Treasury	5,987	4	-	5,991
U.S. Government agencies	18,617	12	(1)	18,628
Negotiated certificates of deposit	12,607	-	-	12,607

Total	$83,326	$103	$(7)	$83,422

As of December 31, 2009:
Corporate bonds and commercial paper	$44,702	$88	$(12)	$44,778
U.S. Treasury	5,981		(1)	5,980
U.S. Government agencies	12,664	-	(6)	12,658
Negotiated certificates of deposit	12,612	-	-	12,612

Total	$75,959	$88	$(19)	$76,028

The following table shows the gross unrealized losses and fair value of the Company’s investment in marketable debt securities with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009:

	Less than 12 months
	Fair Value	Unrealized Loss
As of March 31, 2010:
Corporate bonds	$9,422	$(6)
U.S. Government agencies	8,488	(1)

Total	$17,910	$(7)

As of December 31, 2009:
Corporate bonds	$20,586	$(12)
U.S. Treasury	5,980	(1)
U.S. Government agencies	9,158	(6)

Total	$35,724	$(19)

The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold its investments until a recovery of fair value, which may be at maturity, the Company does not consider its investments to be other-than-temporarily impaired at March 31, 2010. The Company did not have any investments in marketable debt securities that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2010 and December 31,

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

2009. There were no realized gains or losses on the Company’s available-for-sale securities for the three months ended March 31, 2010 and the year ended December 31, 2009.

As of March 31, 2010 and December 31, 2009, the Company had available-for-sale marketable debt securities with maturities of one year or less of $64,660 and $54,367, respectively. As of March 31, 2010 and December 31, 2009, the Company had available-for-sale marketable debt securities with maturities after one year through five years of $18,763 and $21,661, respectively.

6.	Restructuring

In March 2009, the Company announced that it had restructured its operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing its resources on the development of existing later-stage clinical programs and commercially available products. In connection with the restructuring, the Company recorded restructuring charges of $1,931 and $2,014 for the three months ended March 31, 2009 and year ended December 31, 2009, respectively. The Company recorded its restructuring activities in accordance with FASB authoritative guidance regarding the accounting for the impairment and disposal of long-lived assets and the accounting for costs associated with exit or disposal activities.

For the year ended December 31, 2009, the Company incurred the following restructuring charges:

•	Employee separation costs of $1,072 consisted of one-time termination benefits, primarily severance costs, associated with the reduction in the Company’s workforce.

•

Asset impairments of $484 consisted of property and equipment, primarily lab equipment, that was used for discovery and preclinical research activities at the Company’s facility. The Company performed an impairment analysis and determined that the carrying value of the idle assets exceeded their fair value and recorded an impairment charge of $484. Fair value was based on internally established estimates and the selling prices of similar assets.

•

Contract charges of $203 consisted of costs associated with contractual commitments and work performed subsequent to the restructuring related to programs the Company no longer supports as part of its planned ongoing research and development activities.

•

Facility related charges of $255 consisted of estimated losses associated with leased lab space at the Company’s Durham, North Carolina headquarters that the Company no longer uses in its operations. The unoccupied leased space is approximately 14,000 square feet and the lease term is through January 2011. The Company used a discounted cash-flow analysis to calculate the amount of this liability. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of its ongoing lease obligations, including contractual rental commitments, build-out commitments and building operating costs, estimates of income from subleases, and market conditions for similar rental properties in its geographic area. The estimated cash flows were discounted using a credit-adjusted risk free rate of approximately 15%.

The Company expects to incur approximately $45 of accretion expense over the term of the lease. As of March 31, 2010 and December 31, 2009, the liability associated with facilities was $90 and $115, respectively, and will be reduced as monthly rental payments are made through the lease term, which ends in January 2011.

As of December 31, 2009, the activities associated with the restructuring were substantially complete and the liabilities associated with employee separation costs and contractual commitments were fully paid.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

7.	Fair Value Measurements

The Company’s financial assets recorded at fair value on a recurring basis have been categorized based upon a fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Specifically, Level 1 fair values are defined as observable inputs such as quoted prices in active markets; Level 2 fair values are defined as inputs other than quoted prices in active markets that are either directly or indirectly observable. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs to valuation models or other pricing methodologies that do not require significant judgment; Level 3 fair values are defined as inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following fair value hierarchy tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Total Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
As of March 31, 2010:
Cash equivalents	$20,416	$20,416	$-
Investments - Available-for-sale securities:
U.S. Treasury	5,991	5,991	-
U.S. Government agencies	18,628	-	18,628
Corporate bonds and commercial paper	46,196	-	46,196
Negotiated certificates of deposit	12,607	-	12,607

Total	$103,838	$26,407	$77,431

As of December 31, 2009:
Cash equivalents	$41,052	$36,053	$4,999
Investments - Available-for-sale securities:
U.S. Treasury	5,980	5,980	-
U.S. Government agencies	12,658	-	12,658
Corporate bonds and commercial paper	44,778	-	44,778
Negotiated certificates of deposit	12,612	-	12,612

Total	$117,080	$42,033	$75,047

Level 1 cash equivalents consist of investments concentrated in money market funds which are primarily invested in U.S. Treasury securities. Level 2 cash equivalents consist of investments in U.S. government agency securities.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Non-recurring fair value amounts for assets held-for-sale at March 31, 2010 and December 31, 2009 were $379 and $402, respectively and are considered Level 3. These assets reflect the lower of the carrying value or fair value less costs to sell. As a result of its restructuring activity, the Company assessed the fair value of assets, primarily property and equipment associated with idle lab facilities, on a non-recurring basis. For the three months ended March 31, 2009, the Company recorded an impairment of $484 to reflect the estimated fair value of the idle assets, based on internally established estimates and the selling prices of similar assets. In the fourth quarter of 2009, the Company began marketing and disposing of all its laboratory equipment. Fair value of this equipment was assessed by the third-party marketer and no additional impairment charges have been recorded.

8.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Three Months Ended March 31,
	2010	2009
Research and development	$302	$319
Selling and marketing	494	435
General and administrative	3,997	444

Total stock-based compensation expense	$4,793	$1,198

Equity Compensation Plans

The Company has two stock-based compensation plans, the Amended and Restated 1995 Stock Plan (the “1995 Plan”) and the Amended and Restated 2005 Equity Compensation Plan (the “2005 Plan”), that allow for share-based payments to be granted to directors, officers, employees and consultants. The 1995 Plan allows for the granting of non-qualified stock options and restricted stock to directors, officers, employees and consultants. The 2005 Plan allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At March 31, 2010, there were 782 and 105 shares available for grant as options or other forms of share-based payments under the 1995 Plan and 2005 Plan, respectively.

CEO Transition

In February 2010, the Company’s CEO, Dr. Christy Shaffer, resigned from the Company and Mr. Adrian Adams was hired as CEO. As part of this transition, Dr. Shaffer’s existing stock options with an exercise price equal to or less than $9.42 per share were amended to provide that the exercise period for such options was extended to the earlier of the applicable award’s expiration date or February 22, 2013. To the extent unvested, such options became fully vested and exercisable. All of Dr. Shaffer’s stock options with an exercise price greater than $9.42 per share were terminated on February 22, 2010. Additionally, Dr. Shaffer’s existing unvested restricted stock units became fully vested. Dr. Shaffer was also granted 100 stock options which vested immediately and a stock award for 100 shares of our common stock. The modification of the existing options and the granting of the new awards to Dr. Shaffer resulted in stock-based compensation expense of $2,230 during the three months ended March 31, 2010.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

As part of his hiring, Mr. Adams was granted 350 stock options. On the date of grant, 25% of these options vested immediately and the remaining 75% will vest ratably over the 36 months following the first anniversary of the effective date of Mr. Adams’ employment. In addition, Mr. Adams was granted an award of 650 restricted stock units. On the date of grant, 25% of these restricted stock units became non-forfeitable or vested and the remaining 75% will become non-forfeitable ratably over the 36 months following the first anniversary of the effective date of his employment. The total value of these awards to Mr. Adams is $5,199, of which $1,300 was expensed during the three months ended March 31, 2010.

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

	Stock Options for Three Months Ended March 31,
	2010	2009
Risk-free interest rate	1.97%	1.24%
Dividend yield	0%	0%
Expected volatility	68%	74%
Expected life of options (years)	4.0	3.6

Weighted average fair value of grants	$3.23	$2.00

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the stock option activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	11,001	$7.47	3.5	$6,503
Granted	980	6.20
Exercised	(25)	5.60
Forfeited/cancelled/expired	(482)	12.45

Outstanding at March 31, 2010	11,474	7.16	3.5	$10,910

Vested and exercisable at March 31, 2010	8,041	$8.15	3.0	$6,045
Expected to vest at March 31, 2010	11,197	$7.21	3.5	$10,520

Total intrinsic value of stock options exercised for the three months ended March 31, 2001 was $35. Cash received from stock option exercises for the three months ended March 31, 2010 was $38. Due to the Company’s net loss position, no windfall tax benefits have been realized during the three months ended March 31, 2010. As of March 31, 2010, approximately $7,486 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units and Stock Awards

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Nonvested Awards at December 31, 2009	70	$4.16
Granted	675	6.08
Vested	(183)	5.52
Forfeited	-

Nonvested Awards at March 31, 2010	562	5.91

During the three months ended March 31, 2010, approximately, 183 restricted stock units with an aggregate fair value of $1,008 became vested. Total aggregate intrinsic value of restricted stock units outstanding at March 31, 2010 was $4,289. Restricted stock units outstanding at March 31, 2010 had a weighted-average remaining contractual life of 2.2 years. Total aggregate intrinsic value of restricted stock units outstanding and expected to vest at March 31, 2010 was $3,160. Restricted stock units outstanding and expected to vest at March 31, 2010 had a weighted-average remaining contractual life of 2.2 years.

Additionally, during the three months ended March 31, 2010, 100 stock awards were issued, fully vested upon grant, with an aggregate fair value of $627.

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

Our operating expenses are also difficult to predict and depend on several factors. Cost of sales related to AzaSite contain variable and fixed cost components. Research and development expenses, including expenses for development milestones, drug manufacturing, and clinical research activities, depend on the ongoing requirements of our development programs, completion of business development transactions, availability of capital and direction from regulatory agencies, which are difficult to predict. In addition, we have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Management may be able to control the timing and level of research and development, selling and marketing and general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.

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

OVERVIEW

We are a biopharmaceutical company focused on researching, developing and commercializing prescription pharmaceutical products for ophthalmic and pulmonary diseases. Our goal is to build and commercialize a sustainable portfolio of innovative new products based on our technical, scientific and commercial expertise. The most advanced compounds in our clinical pipeline are denufosol tetrasodium for cystic fibrosis and Prolacria for dry eye, both of which are in Phase 3 development, and AzaSite for blepharitis, which is in Phase 2 development. We receive revenue related to the promotion of AzaSite for bacterial conjunctivitis, co-promotion of Elestat for allergic conjunctivitis and royalties on Restasis for dry eye. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS IN THE UNITED STATES
Products

AzaSite	Bacterial conjunctivitis	InSite Vision	Promoting

Elestat	Allergic conjunctivitis	Allergan	Co-promoting

Restasis	Dry eye disease	Allergan	Receiving royalty

Product Candidates in Clinical Development

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

Prolacria (diquafosol tetrasodium)	Dry eye disease	Allergan; Santen Pharmaceutical (3)	Phase 3 (2)

AzaSite	Blepharitis	InSite Vision	Phase 2

INS115644, INS117548	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See “Collaborative Agreements” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed description of our agreements with these collaborative partners
(2)

In January 2010, we announced that our Phase 3 clinical trial (Trial 03-113) did not meet its primary or secondary endpoints. See “Product Candidates in Clinical Development – Prolacria (diquafosol tetrasodium)” for additional information on this product candidate.

(3)

Our partner, Santen Pharmaceutical Co., Ltd has developed a different formulation of diquafosol tetrasodium, which it refers to Diquas™ in Japan. In April 2010, Santen announced that the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA) granted approval for Diquas Ophthalmic Solution 3%.

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

We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs. According to an Office of Generic Drugs Update presentation made by Gary Buehler, Director, Office of Generic Drugs, on February 16, 2010, at the GPhA Annual Meeting, the ANDA median approval time for the fiscal period ending September 30, 2009 was approximately 26.7 months. We do not know when the FDA will complete its review of the ANDAs relating to a generic version of Elestat and we do not expect to be notified by any party prior to any approval. However, based upon our assessment, we believe it is likely that a generic form of epinastine may be launched in the second half of 2010. See the risk factor entitled - “When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues from sales of Elestat will be minimal” - for further discussion of the risk related to the ANDA filings.

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

We expect to have discussions with Allergan with respect to several points of debate regarding our agreement, including the status of the Prolacria development program, our rights to Restasis royalties including co-promotion rights, and related rights and obligations of the parties under the agreement. If Inspire and Allergan can not agree to the direction of the Prolacria development program, or Restasis promotion and royalties, the parties may choose to amend the agreement or be forced to arbitrate any dispute in accordance with the terms of the agreement. See the risk factor entitled—“If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.”

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

PRODUCT CANDIDATES IN CLINICAL DEVELOPMENT

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. Denufosol tetrasodium is a first-in-class ion channel regulator that addresses the underlying ion transport defect in the lungs of patients with cystic fibrosis. Denufosol is designed to enhance airway hydration and mucociliary clearance through receptor-mediated mechanisms that increase chloride secretion, inhibit sodium absorption and increase ciliary beat frequency. These integrated pharmacological actions and the ability to reach the small airways are key to maintaining lung function, and potentially delaying the progression of cystic fibrosis lung disease. We believe that our product candidate could be the first FDA-approved product that mitigates the underlying defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency.

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

Development Status

TIGER 1: Our first Phase 3 clinical trial, TIGER-1 (Trial 08-108), with denufosol tetrasodium inhalation solution for the treatment of cystic fibrosis was a 24-week, double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in 352 patients with mild cystic fibrosis lung disease (FEV1 (Forced Expiratory Volume in One Second) (in liters) > 75% predicted normal) at clinical centers across North America. This portion of the clinical trial was followed by a 24-week denufosol-only open-label extension, or OLE.

In June 2008, we announced top-line results from the 24-week placebo-controlled portion of the clinical trial. The clinical trial demonstrated statistical significance for its primary efficacy endpoint, which was the change in FEV1 from baseline at the clinical trial endpoint (at 24 weeks or last observation carried forward). Patients treated with denufosol had a statistically significant improvement in FEV1 compared to placebo (45 milliliter treatment group difference in adjusted means, p = 0.047). On average, patients on denufosol improved in FEV1 relative to baseline whereas patients on placebo remained essentially unchanged. Secondary endpoints were also evaluated during the placebo-controlled portion of TIGER-1. There was a trend in differences in FEF 25%-75% (Forced Expiratory Flow 25%-75%), a measure of small airway function, favoring denufosol over placebo (87.5 milliliters/second treatment group difference, p = 0.072).

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

A total of 315/352 (89%) patients completed the 24-week placebo-controlled phase of TIGER-1 and had the option to participate in the OLE phase in which all patients received denufosol for an additional 24 weeks. All of the patients but one (n=314) entered the OLE extension. The objective of the OLE phase was to evaluate the long-term safety of denufosol treatment among cystic fibrosis patients with FEV1 > 75% predicted normal. In the TIGER-1 trial, there was no evidence of adverse effects on growth, clinical laboratory values or vital sign assessments with long-term denufosol treatment. Denufosol was well-tolerated over 48 weeks of dosing in the TIGER-1 trial.

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

Additionally, any patient who has successfully completed TIGER-2 may elect to participate in a follow-on, open-label denufosol-only trial (Trial 08-114) which will enable patients to continue receiving denufosol for up to 3 additional years. The original length of this extension study was 48 weeks, but this was extended to 3 years to assess the potential disease-modifying effects of extended denufosol treatment on lung function over time. To date, more than 80% of the patients who have completed TIGER-2 have elected to enroll in this long-term study.

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

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $19 million to $25 million. This estimate includes completing TIGER-2 as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs do not include the costs of pre-launch inventory and any product approval milestones payable to Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials and any other required studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary and an anticipated NDA filing could be delayed.

In addition to the activities and costs necessary to submit an NDA for denufosol, we are initiating commercial planning and franchise development activities, including conducting market research, developing manufacturing plans, and expanding our clinical and scientific database on denufosol beyond the TIGER-1 and TIGER-2 pivotal trials. More specifically, these activities would include the extension study (Trial 08-114) discussed above, development of a secondary supplier of denufosol, evaluating options for a second generation delivery device and designing potential clinical trials to study a broader patient population, including patients less than 5 years old and/or patients with more impaired lung function (less than 75% predicted normal). We expect the costs of these activities to be significant and will include approximately $8 million in remaining milestone payments due under our technology license agreement with Yamasa Corporation.

We currently plan to retain commercial rights for denufosol for the treatment of cystic fibrosis in North America. We continue to assess the best strategy for developing and commercializing this product candidate outside of North America.

Prolacria (diquafosol tetrasodium) for the treatment of dry eye disease

Overview. Diquafosol tetrasodium is a dinucleotide which functions as an agonist at the P2Y 2 receptor and is being developed for the treatment of dry eye disease. Prolacria, the proposed U.S. tradename for diquafosol tetrasodium ophthalmic solution 2%, is designed to stimulate the release of three components of natural tears – mucin, lipids and fluid. The manufacture and sale of Prolacria is protected in the United States under drug substance and formulation patents that expire in July 2016, as well as under use patents that expire in February 2017, subject to any applicable patent restoration that may extend protection up to an additional five years from the date of expiration of the applicable patent, if any, for which restoration is sought.

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

Development Status. In June 2003, we filed an NDA with the FDA for Prolacria for the treatment of dry eye disease. We received approvable letters from the FDA in December 2003 and December 2005. In September 2008, we submitted a clinical protocol and request for Special Protocol Assessment to the FDA for a pivotal Phase 3 environmental trial with Prolacria. During 2009, we reached agreement with the FDA on the design of a Phase 3 clinical trial for Prolacria, and completed the trial.

In January 2010, we announced that this Phase 3 clinical trial (Trial 03-113) did not meet its primary endpoint (p = 0.526) or its secondary endpoint (p = 0.368). Given the complexity of this program and the large database of information we have, we are continuing to review the data to determine potential next steps for the program.

Due to the uncertainty of the future of this program, we are currently unable to reasonably project the future dates and costs associated with additional clinical trials or other work which would be necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States.

We expect to have discussions with Allergan with respect to several points of debate regarding the License, Development and Marketing Agreement, dated June 22, 2001, as amended, between Inspire and Allergan, including the status of the Prolacria development program, Inspire’s rights to Restasis royalties including co-promotion rights, and related rights and obligations of the parties under the agreement. If Inspire and Allergan can not agree to the direction of the Prolacria development program, or Restasis promotion and royalties, the parties may choose to amend the agreement or be forced to arbitrate any dispute in accordance with the terms of the agreement. See the risk factor entitled—“If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.”

Our partner, Santen Pharmaceutical Co., Ltd., or Santen, has developed a different formulation of diquafosol tetrasodium, which it refers to Diquas™, in Japan. Our agreement with Santen allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries, and provides for certain milestone payments to be paid to us upon achievement of development milestones by Santen. In April 2010, Santen announced that the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA) granted approval for Diquas Ophthalmic Solution 3%.

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

Our market research and input from eye care specialists suggests that blepharitis is an under-diagnosed and under-treated disease. Survey data published in The Ocular Surface and funded by Inspire indicated that 15% of adults reported having at least one of the three symptoms that clinicians associate with anterior blepharitis at least half of the time in the previous 12 months. Based on the overall U.S. adult population of 232 million, this implies potentially as many as 34 million adults might have suffered from some form of blepharitis over such time frame. Currently, there are no FDA-approved prescription pharmaceutical products indicated for the treatment of this disease. Patients currently manage the acute and often chronic effects of blepharitis with the use of warm compresses, lid hygiene, topical antibiotic ointments and, when exacerbated, with topical steroids or oral antibiotics.

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

In March 2010, we announced the results of these two trials. In the four-week trial, improvements for AzaSite compared to vehicle were achieved for a number of blepharitis signs and symptoms at various time points with p-values < 0.05, but statistical significance was not achieved for the primary endpoint of mean lid margin hyperemia. In the two-week trial, there were no statistically significant improvements for AzaSite compared to vehicle, including for the primary endpoint of clearing of lid debris. In both trials, the AzaSite treatment group and the vehicle treatment group showed statistically significant improvements relative to baseline for all measured signs and symptoms of blepharitis. Additionally, AzaSite was well-tolerated in both trials.

We will conduct additional clinical work to continue pursuing a potential indication for treatment of blepharitis. Our primary focus over the next three to six months will be towards refining clinical trail design for subsequent studies. We are targeting beginning further Phase 2 clinical trials in late 2010.

Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs associated with clinical trials or a prospective NDA filing for this program.

Glaucoma product candidates

Overview. In November 2004, we licensed technology for use in developing and commercializing new treatments for glaucoma from Wisconsin Alumni Research Foundation. In relation to this technology, we are evaluating new and existing compounds that are active in disrupting the acto-cytoskeleton of the trabecular meshwork as potential treatments for glaucoma. Our scientific hypothesis is that the mechanism of action may result in reduction of intraocular pressure, or IOP, by affecting the primary outflow pathway for aqueous humor.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

Revenues

Total revenues were approximately $22.1 million for the three months ended March 31, 2010, as compared to approximately $14.3 million for the same period in 2009. The increase in 2010 revenue of approximately $7.8 million, or 54%, as compared to the same period in 2009, was due to the full recognition of all co-promotion revenue from net sales of Elestat and an increase in product revenue from net sales of AzaSite.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the three months ended March 31, 2010 were approximately $8.7 million, as compared to approximately $6.2 million for the same period in 2009. The increase in revenue for AzaSite of approximately $2.5 million, or 41%, for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to increased patient and physician usage of AzaSite, evidenced by an increase of prescriptions year-over-year, as well as price increases for the product between the periods. Approximately $1.0 million of revenue from sales of AzaSite for the three months ended March 31, 2010 was associated with hospital usage of AzaSite as a substitute during a temporary supply shortage of erythromycin ophthalmic ointment (0.5%), as discussed below.

In September 2009, erythromycin ophthalmic ointment was placed on the FDA Drug Shortages website. Erythromycin ophthalmic ointment is a macrolide antibiotic routinely used in neonates for prophylaxis of ophthalmia neonatorum, a form of bacterial conjunctivitis that may be contracted by newborns during delivery. Due to this shortage, the Centers for Disease Control and Prevention (CDC) asked healthcare professionals to reserve erythromycin supplies for neonatal use and also recommended the use of AzaSite as an acceptable substitute for neonatal prophylaxis use when erythromycin was not available. The erythromycin supply shortage had contributed to our AzaSite sales since September 2009, but the shortage was resolved in the first quarter of 2010. Accordingly, future use of AzaSite for neonatal use is expected to be insignificant.

The increase in AzaSite revenues for the three months ended March 31, 2010, as compared the same period in 2009, was partially offset by an increase in gross-to-net sales deductions. Total sales deductions as a percentage of gross revenues increased approximately 7%. The increase was primarily attributable to an approximate 4% increase in rebates and discounts due to (1) an increase in the number of formularies that now list AzaSite and (2) the price concessions required to secure this coverage under Medicare and commercial managed care organizations. Additionally, we incurred an increase in IMA fee rates to wholesalers, as well as an increase in accrual rates for product returns and coupon redemptions allowances. Collectively, the impact of these rate increases as a percentage of gross revenues was approximately $858,000 in additional provisions in 2010.

Our reserves related to rebates and discounts for the three months ended March 31, 2010 were not impacted by the new U.S. healthcare reform legislation passed in March 2010 and those provisions of the legislation that became effective during the first quarter of 2010. We do not expect our 2010 AzaSite revenues to be significantly impacted by the new legislation.

For the three months ended March 31, 2010, based on prescription data from IMS Health, there were approximately 164,000 prescriptions written for AzaSite, excluding hospital usage, representing approximately 4% of all prescriptions in the single agent ocular anti-infective market, defined as both branded and generic single-entity ocular antibiotics. In comparison, approximately 118,000 prescriptions were written for AzaSite for the three months ended March 31, 2009, representing approximately 3% of all prescriptions in the single agent ocular anti-infective market. In addition, our market share in our target call audience of eye care specialists, mainly ophthalmologists and optometrists, was approximately 11% as of March 31, 2010, as compared to approximately 8% as of March 31, 2009. Since launch, actual units of AzaSite dispensed have been slightly higher than the number of prescriptions as reported by IMS Health due to the issuance of multiple unit prescriptions by some physicians. For the three months ended March 31, 2010, the single agent ocular anti-infective market, in terms of prescriptions, increased approximately 1% compared to the same period in the previous year.

Product Co-Promotion and Royalty

Total co-promotion and royalty revenue for the three months ended March 31, 2010 was approximately $13.4 million, as compared to approximately $8.1 million for the same period in 2009, representing an increase of approximately $5.3 million, or 64%. Total co-promotion and royalty revenue of $8.1 million for the three months ended March 31, 2009 was comprised solely of royalty revenue from net sales of Restasis.

Our royalty revenue from net sales of Restasis for the three months ended March 31, 2010 was approximately $9.8 million, as compared to approximately $8.1 million for the same period in 2009. The increase in royalty revenue for Restasis for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to increased patient usage of Restasis and an increase in prescribers of Restasis, as evidenced by an increase in prescriptions year-over-year, as well as a price increase effective in January 2010. For the three months ended March 31, 2010, Allergan recorded approximately $133 million of revenue from net sales of Restasis, as compared to approximately $110 million for the same period in 2009.

Co-promotion revenue from net sales of Elestat for the three months ended March 31, 2010 was approximately $3.6 million, as compared to none for the same period in 2009. For the three months ended March 31, 2009, we deferred all $3.7 million of co-promotion revenue associated with net sales of Elestat as the minimum annual target level had not been achieved.

Under our agreement with Allergan related to our co-promotion of Elestat, prior to 2010, we were obligated to meet predetermined minimum calendar year net sales target levels, which increased annually through 2009. We were entitled to an escalating percentage of net sales of Elestat based upon predetermined calendar year net sales target levels. Prior to January 1, 2010, we recognized product co-promotion revenue associated with targeted net sales levels for Elestat achieved during that time period and deferred revenue in excess of the sales level achieved. Under the co-promotion agreement with Allergan, calendar year 2009 was the last year that our co-promotion revenues of Elestat were subject to annual minimum target levels. Accordingly, beginning January 1, 2010, all co-promotion revenue from net sales of Elestat is recognized in the same period in which the sales occur.

When comparing recognized co-promotion revenue of $3.6 million for the three months ended March 31, 2010 to the deferred revenue of $3.7 million for the same period in 2009, the slight decrease was the result of a decrease in the U.S. allergic conjunctivitis market, partially offset by an annual price increase that became effective in the first quarter of 2010.

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Based upon national prescription data from IMS Health, for the three months ended March 31, 2010 and 2009, Elestat prescriptions, as a percentage of the total U.S. allergic conjunctivitis market, represented approximately 7% of the total U.S. allergic conjunctivitis market. Based upon monthly data from IMS Health, the total U.S. allergic conjunctivitis market, in terms of prescriptions as compared to the same period in the previous year, decreased approximately 3% for the three months ended March 31, 2010.

During the third quarter of 2009, ISTA Pharmaceuticals, Inc. received FDA approval for Bepreve™ (bepotastine besilate ophthalmic solution) 1.5% as a twice-daily prescription eye drop treatment for ocular itching associated with allergic conjunctivitis, and began marketing this product in October 2009.

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

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $3.0 million for the three months ended March 31, 2010, as compared to approximately $2.0 million for the same period in 2009. The increase in cost of sales of $1.0 million, or 54%, as compared to the same period in 2009, was primarily due to increased sales volume of AzaSite, which has resulted in increased royalties, as well as an increase in the royalty rate paid to InSite Vision. In July 2009, our royalty rate to InSite Vision on net sales of AzaSite increased from 20% to 25% in accordance with the terms of our licensing agreement, and will remain at 25% for the remaining term of the licensing agreement.

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

Research and Development Expenses

Research and development expenses were approximately $9.6 million for the three months ended March 31, 2010, as compared to approximately $12.3 million for the same period in 2009.

The decrease in research and development expenses of approximately $2.7 million, or 22%, for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due the substantial completion of our Phase 3 trial activities associated with our product candidate, Prolacria, for the treatment of dry eye in the first quarter of 2010 and Phase 1 trial activities related to our glaucoma program in the third quarter of 2009. Additionally, we experienced cost savings due to our elimination of preclinical and drug discovery activities as a result of the restructuring that occurring in the first quarter of 2009. These decreases in expenses were partially offset by increased costs associated with our cystic fibrosis development program, including pre-launch development activities with Novasep associated with developing a secondary commercial supplier of denufosol.

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

Our research and development expenses for the three months ended March 31, 2010 and 2009, and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Three Months Ended March 31,				Cumulative from Inception to March 31, 2010
	2010	%	2009	%		%
Denufosol tetrasodium for cystic fibrosis	$7,241	75	$6,780	55	$101,611	27
AzaSite	795	8	252	2	19,325	5
AzaSite for blepharitis	641	7	884	7	7,021	2
Prolacria (diquafosol tetrasodium) for dry eye disease	548	6	1,973	16	58,120	16
INS115644 and INS117548 for glaucoma and related research and development	43	1	756	6	16,490	4
Other research, preclinical and development costs (1)	325	3	1,622	14	171,001	46

Total	$9,593	100	$12,267	100	$373,568	100

(1)

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $13.7 million for the three months ended March 31, 2010, as compared to approximately $13.0 million for the same period in 2009.

The slight increase in selling and marketing expenses of approximately $674,000, or 5%, for the three months ended March 31, 2010, as compared to the same period in 2008, was primarily due to a general increase in personnel related expenses as well as the timing of certain marketing activities.

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

General and Administrative Expenses

General and administrative costs were approximately $10.2 million for the three months ended March 31, 2010, as compared to approximately $3.8 million for the same period in 2009.

The increase in general and administrative expenses of approximately $6.4 million, or 168%, for the three months ended March 31, 2010, as compared to the same period in 2008, was primarily due an increase in personnel related expenses associated with our Chief Executive Officer (CEO) transition of approximately $5.0 million. The majority of expenses associated with the CEO transition were non-cash stock based compensation costs of approximately $3.5 million. Additionally, we incurred one-time fees associated with the recruitment of our new CEO.

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

Restructuring

In March 2009, we announced that we had restructured our operations, eliminating preclinical and drug discovery activities and refocusing our resources on the development of existing later-stage clinical programs and commercially available products. Significant components of the restructuring charge were one-time termination benefits for employees impacted by the restructuring, estimated costs to write-down idle lab equipment to net realizable value, losses associated with leased lab space that is now vacant, and costs to satisfy contract commitments related to activities and programs no longer associated with our supported programs and on-going operations. In connection with the restructuring, we recorded restructuring charges of approximately $1.9 million for the three months ended March 31, 2009 and a total of approximately $2.0 million for the full year ended December 31, 2009. As of December 31, 2009, all activities associated with the restructuring were substantially completed. There were no restructuring charges for the three months ended March 31, 2010.

Other Income/(Expense)

For the three months ended March 31, 2010, we incurred other expense, net of approximately $317,000, as compared to approximately $739,000 in other expense, net for the same period in 2009.

The decrease in other expense, net of approximately $422,000 for the three months ended March 31, 2010, as compared to the same period in 2009, was due to a decrease in interest expense. The decrease in interest expense is the result of a lower average outstanding principal balance of our term loan facility during the three months ended March 31, 2010, as compared to the same period in 2009.

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

As of March 31, 2010, we had net working capital of approximately $71.8 million, a decrease of approximately $13.6 million from approximately $85.4 million at December 31, 2009. The decrease in working capital was principally due to the funding of normal operating expenses associated with commercialization activities and the development of our product candidates, as well as principal and interest payments on our term loan facility. Our principal sources of liquidity at March 31, 2010 were approximately $30.9 million in cash and cash equivalents, approximately $83.4 million in investments, which are considered available-for-sale, and approximately $16.8 million in trade receivables.

In August 2009, we completed a public offering of 25,555,555 shares of our common stock at a price of $4.50 per share, which included an additional 3,333,332 shares underwriter over-allotment option, for gross proceeds of $115 million. Net proceeds were $109 million, after deducting underwriting discounts and offering expenses.

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $20.3 million remained outstanding as of March 31, 2010. We make scheduled principal and interest payments on a monthly basis and all loan advances made under the agreement have a final maturity date in March 2011. Additionally, we are subject to a final payment of $1.2 million, equal to 2% of the principal amount being repaid.

In March 2009, we announced that we had restructured our operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing our resources on the development of existing later-stage clinical programs and commercially available products. As a result of this restructuring, we expect to reduce future cash expenditures by approximately $6 million, annually.

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

Operating cash utilization in 2010 is expected to be in the range of $58-$73 million, which incorporates $20 million of principal repayment on our outstanding debt. Our need for additional working capital will largely be determined by the commercial success of our products and the successful and timely completion of our development programs. In order for us to continue operations substantially beyond 2010 we will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, (3) out-license rights to certain of our product candidates, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) further restructure our operations. Additionally, after deducting the $115 million of common stock sold in August 2009, we retain the ability to offer for sale $15 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement which we filed with the SEC on March 9, 2007. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. The agreement also includes a subjective acceleration clause which provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. At March 31, 2010, we were in compliance with all of the covenants under our loan and security agreement and project that we will be throughout 2010.

Off Balance Sheet Arrangements

As of March 31, 2010, we were not a party to any off-balance sheet arrangements.

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

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of our product through private or public benefit plans, and the levels of AzaSite inventory in both the wholesale and retail distribution channel. Other factors that we may consider, if determined relevant would include price changes from competitors and introductions of generics and/or competitive new products. We acquire prescription utilization data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. We apply these multiple factors, the quantitative historical data along with other qualitative aspects, such as management’s judgment regarding future utilization trends, to the respective period’s sales of AzaSite to determine the rebate accrual and related expense. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from our estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue. As of March 31, 2010 and December 31, 2009, reserves for rebates and chargebacks were $4.6 million and $3.5 million, respectively.

Discounts and Other Sales Incentives

Discounts and other sales incentives consist of the following:

•

Prompt pay discounts —Prompt payment discounts are offered to all wholesalers in return for payment within 30 days following the invoice date. We record sales of AzaSite net of the discount amount based on historical experience. We adjust the reserve at the end of each reporting period to approximate the percentage discount applicable to the outstanding gross accounts receivable balances.

•

Inventory Management Agreement (“IMA”) Fees —Per contractual agreements with our largest wholesalers, we provide an IMA fee based on a percentage of their purchases of AzaSite. The IMA fee rates are set forth in the individual contracts. We track sales to these wholesalers each period and accrue a liability relating to the unpaid portion of these fees by applying the contractual rates to such sales.

•

Product coupons and vouchers —Product coupons and vouchers, made available by us online or through pharmacies and prescribing physicians, offer patients the ability to receive free or discounted product. We use a third-party administrator to coordinate program activities and who invoices us on a periodic basis for the cost of coupons and vouchers redeemed in the period. We base our estimates on the historical coupon and voucher redemption rate of similar programs.

As of March 31, 2010 and December 31, 2009, reserves for discounts and other sales incentives were $731,000 and $889,000, respectively.

Product Returns

At the time of sale of AzaSite, we record product returns allowances based on our estimate of the portion of sales that will be returned by our customers in the future. The return allowances are established in accordance with our return policy. Our return goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months following the expiration date, but may differ from customer to customer, depending on certain factors. Future estimated returns of AzaSite are based primarily on the return data for comparative products and our own historical experience with AzaSite. Historical returns data on AzaSite is analyzed on a specific production lot basis. In determining our return allowance we also consider other relevant factors, including:

•	Levels of inventory in the distribution channel and any significant changes to these levels

•	Estimated expiration date or remaining shelf life of inventory in the distribution channel

•	Current and projected demand of AzaSite that could be impacted by introductions of generic products and/or introductions of competitive new products; and

•	Competitive product shortages, recalls and/or discontinuances

Our estimates of the level of AzaSite inventory in the distribution channel is based on inventory data provided by wholesalers and third-party prescription data. As of March 31, 2010 and December 31, 2009, reserves for returns of AzaSite were $1.6 million and $1.5 million, respectively.

Product Co-promotion and Royalty Revenues

We recognize co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the co-promotion agreements, and as reported to us by Allergan. Through the year ended December 31, 2008, we actively promoted both Restasis and Elestat through our commercial organization. As of January 1, 2009, we are no longer responsible for the co-promotion of Restasis, but we continue to receive royalties on Allergan’s net sales of Restasis. Our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our co-promotion agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The co-promotion agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s reported net sales to us for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce co-promotion revenue from net sales of Elestat by estimating the portion of sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion and royalty revenue. Prior to January 1, 2010, under the co-promotion agreement for Elestat, we were obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum was not achieved, we recorded revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue were recorded as deferred revenue. Calendar year 2009 was the last year in which there was a minimum annual net sales target level for Elestat under the co-promotion agreement. Accordingly, effective January 1, 2010, all co-promotion revenue from net sales of Elestat is recognized in the same period in which the sales occur.

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from our research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. No collaborative research and development revenue was recognized for the three months ended March 31, 2010 and 2009.

Inventories

Our inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of both March 31, 2010 and December 31, 2009, we had net reserves of $25,000 for potential overstocking.

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

Impact of Recently Issued Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance for improving disclosures about fair value measurements. This guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Since the new guidance only impacts financial statement disclosures, there will be no impact to our financial position or results of operations upon adoption.

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

Healthcare Reform

In March 2010, Congress passed significant health reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”). The legislation is designed to expand access to affordable health insurance through subsidies, Medicaid expansion, insurance market reforms (including the development of new health benefit exchanges), financed in part through reduced federal health care spending. Among many other things, the PPACA makes a number of significant changes affecting pharmaceutical manufacturers.

Although many provisions of the PPACA do not take effect immediately, several provisions became effective in the first quarter of 2010. For instance, the PPACA provides for increases to the minimum Medicaid rebate percentages from 15.1% to 23.1%, increased “additional rebates” for new formulations of brand name drugs, the establishment of a maximum rebate amount, and the extension of Medicaid rebates to Medicaid managed care organization utilization. In addition, the PPACA broadens the definition of “average manufacturer price,” which in turn may have the effect of increasing Medicaid rebate and Public Health Service section 340B drug discount program payment obligations.

Beginning in 2011, the PPACA requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap. Also, beginning in 2011, we will be assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year.

Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated. For example, the determinations as to how the Medicare Part D coverage gap will operate and how the annual fee on branded prescription drugs will be calculated and allocated remain to be clarified, though, as noted above, these programs will not be effective until 2011. We do not expect the provisions that became effective in the first quarter of 2010 to have a significant financial impact on 2010 revenues from AzaSite sales. However, we are unable to adequately assess the impact of programs that become effective beginning in 2011 due to the lack of availability of specific information and a complete understanding of how the process of applying the legislation will be implemented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our term loan facility.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including U.S. government and agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. As of March 31, 2010, cash equivalents consisted of $6.9 million in a money market account and $20.4 million in money market funds. Our investment portfolio as of March 31, 2010 consisted of corporate notes and bonds, commercial paper, U.S. Government and agency securities, and negotiated certificates of deposit and had an average maturity of less than 12 months, using the stated maturity. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At March 31, 2010, our portfolio of available-for-sale investments consisted of approximately $64.6 million of investments maturing within one year and approximately $18.8 million of investments maturing after one year but within 24 months. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers.

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

Investment Risk

In addition to our normal investment portfolio, we have an investment in Parion Sciences, Inc. of $200,000 as of March 31, 2010. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the Parion Sciences, Inc. securities.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company, future milestone payments due under the technology license agreement with Yamasa Corporation, as well as development activities currently ongoing in Europe. We have established policies and procedures for assessing market and foreign exchange risk. As of March 31, 2010, we did not have any material foreign currency hedges.

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

The third-party vendor that manufactures denufosol and the API related to both Prolacria and Santen’s Diquas does not presently have the capacity to manufacture the projected commercial quantities of API for these products.

Yamasa Corporation manufacturers the clinical supplies of denufosol, and the API (i.e. diquafosol) for Prolacria and Santen’s Diquas. We do not believe that Yamasa presently has the capacity to manufacture the projected commercial quantities of denufosol, or the API for Prolacria and Santen’s Diquas. Although we have agreements with Yamasa for the manufacture of clinical quantities, we do not have agreements with Yamasa for commercial supplies of denufosol or diquafosol and we are in the process of working to establish those agreements. We may not be able to enter into such agreements on commercially acceptable terms, if at all.

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

On April 16, 2010, the Japanese Ministry of Health, Labor and Welfare granted approval of Santen’s application for marketing of Diquas. Subject to the terms and conditions of our agreement with Santen, we are required to supply Santen with its API requirements for Diquas for commercial use subject to receiving a forecast and firm order in compliance with the terms of the agreement. We do not have manufacturing expertise, capabilities or facilities, and rely on Yamasa to manufacture this API. We are currently in discussions with Yamasa to further assess its ability to increase capacity for the production of the API for Diquas. If Yamasa is unable to produce sufficient commercial quantities of the API for Diquas , the launch of such product could be delayed. Furthermore, depending on market acceptance and other competitive factors, an insufficient supply of the API for Diquas following its launch potentially could adversely affect product sales. Similarly, if Yamasa is unable to produce sufficient commercial quantities of the API for Prolacria, the launch of such product candidate following approval, if any, could be delayed, and insufficient supply after launch could adversely affect sales. A reduction in sales likely would reduce royalty income to us associated with each of Diquas and

Prolacria. If we are unable to supply Santen with its API requirements for Diquas pursuant to the terms and conditions of our agreement, Santen may seek to pursue claims against us.

Risks Related to Product Development

If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.

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

We expect to have discussions with Allergan with respect to several points of debate regarding the License, Development and Marketing Agreement, dated June 22, 2001, as amended, between Inspire and Allergan, including the status of the Prolacria development program, Inspire’s rights to Restasis royalties including co-promotion rights, and related rights and obligations of the parties under the agreement. If Inspire and Allergan can not agree to the direction of the Prolacria development program, or Restasis promotion and royalties, the parties may choose to amend the agreement or be forced to arbitrate any dispute in accordance with the terms of the agreement. Among other possible results, any resolution of the disagreements could: (i) impact our Restasis royalties; (ii) impact our Restasis co-promotion rights; (iii) impact our rights to Prolacria; or (iv) result in a termination of the agreement. As a result, the outcome of arbitration or other resolution could have a material adverse effect on our business, results of operations, cash flows and liquidity.

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

After initial regulatory approval, the manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review. The FDA requires drug manufacturers and distributors to monitor the safety of a drug after it is approved and marketed. We are required to document and investigate reports of adverse events and report serious adverse events to the FDA. Additionally, the FDA encourages health professionals to report significant adverse events associated with products. The FDA may require additional clinical studies, known as Phase 4 studies, to evaluate product safety effects. In addition to studies required by the FDA after approval, we may conduct our own Phase 4 studies to explore the use of the approved drug product for treatment of new indications or to broaden our knowledge of the product. The subsequent discovery of previously unknown problems with a product’s safety or efficacy as a result of these studies or as reported in their prescribed use may result in the implementation of an FDA-required risk evaluation and mitigation strategy known as REMS, restrictions through labeling changes, or withdrawal of the product from the market.

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

In its regulation of advertising, the FDA may issue correspondence to pharmaceutical companies alleging that its advertising, promotional materials or activities are false or misleading. Pharmaceutical advertising and promotional activity must be true, fairly balanced between benefits and risks, provide adequate risk information, and be within the labeled indications. Drug manufacturers are prohibited from promoting a product for any use that is not on the approved labeling; however, healthcare professionals are free to use the product for any use that, in the judgment of the healthcare professional, may be appropriate for any individual patient. The FDA and the Office of the Inspector General (“OIG”) in the Department of Health and Human Services (“HHS”) have the power to impose a wide array of sanctions on companies for advertising practices that are found to be false or misleading, do not include adequate risk information, or promote an off-label use and, if we were to receive correspondence from the FDA or the OIG alleging such practices, it may be necessary for us to:

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

Medicare prescription drug coverage legislation and legislative or regulatory reform of the health care system may affect our or our partners’ ability to sell products profitably.

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary Medicare outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services within HHS and is implemented and operated by private sector Part D plan sponsors. Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage and impose prior authorization and other coverage restrictions, and negotiate payment levels with drug manufacturers that may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements can vary, which could influence which products are recommended by physicians and selected by patients. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors under the program, and as discussed below, Congress recently enacted specific Part D changes to be implemented in the future

Allergan is responsible for the implementation of the Medicare Part D program as it relates to Restasis and Elestat and has contracted with Part D plan sponsors to cover such drugs under the Part D benefit. We are responsible for contracting with Part D plan sponsors with respect to AzaSite. There is no assurance that any drug that we co-promote or sell will be covered by drug plans participating under the Medicare Part D program or, if covered, what the terms of any such coverage will be, or that the drugs will be reimbursed at amounts that reflect current or historical payment levels. Our results of operations could be materially adversely affected by the reimbursement changes associated with Medicare prescription drug program or from changes in the formularies or price negotiations with Part D drug plans. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting similar lower payment.

Our products also can be impacted by state and federal legislative and regulatory changes in Medicaid reimbursement policy and in mandated levels of Medicaid drug rebates paid by pharmaceutical manufacturers. In March 2010, Congress passed significant health reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”). The legislation is designed to expand access to affordable health insurance through subsidies, Medicaid expansion, insurance market reforms (including the development of new health benefit exchanges), financed in part through reduced federal health care spending.

Among many other things, the PPACA makes a number of significant changes affecting pharmaceutical manufacturers. For instance, the PPACA provides for increases to the minimum Medicaid rebate percentages from 15.1% to 23.1%, increased “additional rebates” for new formulations of brand name drugs, the establishment of a maximum rebate amount, and the extension of Medicaid rebates to Medicaid managed care organization utilization. In addition, the PPACA broadens the definition of “average manufacturer price,” which in turn may have the effect of increasing Medicaid rebate and Public Health Service section 340B drug discount program payment obligations. Likewise, many states are facing serious budgetary pressures that could lead to adoption of additional cost-containment measures, including provisions aimed at reducing Medicaid drug prices. There can be no assurances that new state policies will not lower Medicaid reimbursement levels for our products.

The PPACA also requires drug manufacturers to provide a 50% discount on brand-name prescriptions filled in the Medicare Part D “coverage gap.” The legislation also provides a $250 payment to Part D beneficiaries who reach the coverage gap during 2010, and mandates the gradual elimination of the coverage gap, beginning in 2011 and finishing in 2020. Moreover, the PPACA reduces Part D premium subsidies for higher-income beneficiaries, expands medication therapy management requirements, and makes a number of other revisions to Part D program requirements. In addition, the PPACA: extends the 340B program to additional entities, expands oversight of the 340B program, and increases manufacturer reporting requirements; creates an Independent Payment Advisory Board to develop recommendations to reduce Medicare spending under certain circumstances that will go into effect automatically unless Congress adopts alternative savings; expands disclosure requirements regarding drug manufacturer financial arrangements with referring physicians; and establishes a licensure pathway for generic versions of biologics. Further, beginning in 2011, manufacturers and importers of branded prescription drugs and biologics will be assessed an annual “fee” totaling $2.3 billion annually, with individual company allocation to be determined by the Secretary of the Treasury, based generally on market share. There can be no assurances that implementation of the new health reform legislation will not have an adverse impact on reimbursement and/or coverage of our products. Likewise, the potential for adoption of health care reform or other cost-control proposals on a state-by-state basis could impact our reimbursement levels and require us to develop state-specific marketing and sales approaches.

Congress also has enacted the American Recovery and Reinvestment Act, which included a major expansion of federal efforts to compare the effectiveness of different medical treatments, including pharmaceuticals, which eventually could impact Medicare and private payer coverage and payment policies. This comparative effectiveness initiative was expanded by the PPACA, and can include studies regarding the comparative clinical effectiveness of drugs. The federal government may consider additional proposals that could lead to reimbursement constraints and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the impact on our business of future legislative and regulatory changes.

We are subject to “fraud and abuse” and similar government laws and regulations, and a failure to comply with such laws and regulations, or an investigation into our compliance with such laws and regulations, or a failure to prevail in any litigation related to noncompliance, could harm our business.

We are subject to multiple state and federal laws pertaining to health care fraud and abuse. Pharmaceutical pricing, sales, and marketing programs and arrangements, and related business practices in the health care industry generally are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial, and administrative entities. Many health care laws, including the federal and state anti-kickback laws and federal and state statutory and common law false claims laws, have been construed broadly by the courts and permit government entities to exercise considerable discretion. Further, PPACA contains a number of provisions strengthening the scope of the federal laws, including making a violation the federal anti-kickback law a predicate action for violation of the federal False Claims Act. Further, PPACA provides that a person need not have actual knowledge of the anti-kickback law, among others, or a specific intent to commit a violation of the law, to be found in violation of it. The PPACA also applies the False Claims Act to payments made through new health benefits exchanges if the payments include any federal funds. In the event that government entities believed that wrongdoing had occurred, one or more of them could institute civil, administrative, or criminal proceedings which, if instituted and resolved unfavorably, could subject us to substantial fines, penalties, and injunctive and administrative remedies, including exclusion from government reimbursement programs. We cannot predict whether investigations or enforcement actions would affect our marketing or sales practices. Any such result could have a material adverse impact on our results of operations, cash flows, financial condition, and our business. Such investigations and enforcement actions could be costly, divert management’s attention from our business, and result in damage to our reputation. We cannot guarantee that measures that we have taken to prevent violations, including our corporate compliance program, will protect us from future violations, lawsuits or investigations by governmental entities or private whistleblowers. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant negative impact on our business, including the imposition of significant fines or other sanctions.

Failure to adequately ensure compliance with applicable laws and regulations may subject us to whistleblower and government actions.

In recent years, pharmaceutical companies have been the targets of extensive whistleblower actions in which the person bringing the action alleges violations of the federal civil False Claims Act or its state equivalent, including allegations that manufacturers aided and abetted in the submission of false claims. These actions have focused on such areas as pricing practices, off-label product promotion, sales and marketing practices, and improper relationships with physicians and other health care professionals, among others. The PPACA eliminates a number of jurisdictional bars to bringing a false claims action, and therefore may make it easier for whistleblowers to bring successful actions. If our relationships with health care professionals and/or our promotional or other activities fail to comply with applicable laws, regulations or guidelines, we may be subject to warnings from, or enforcement action by, regulatory and other federal or state governmental authorities. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies and governmental authorities including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions, exclusion from government programs, product recalls or seizures, the imposition of corporate integrity agreements and deferred prosecution agreements, or other restrictions and litigation. Furthermore, there can be no assurance that we will not be subject to a whistleblower or other state or federal investigative or enforcement action at some time in the future. Even an unsuccessful challenge to our operations or activities could prove costly and divert management’s attention.

Risks Associated with Our Business and Industry

If we do not receive timely regulatory approvals of our product candidates and successfully launch such products, we may need substantial additional funds to support our expanding capital requirements.

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $36.5 million for the three months ended March 31, 2010 and approximately $129.8 million for the year ended December 31, 2009, respectively. Our cash, cash equivalents and investments totaled approximately $115.2 million on March 31, 2010. Based on current operating plans, we expect our cash and investments to provide liquidity beyond 2010.

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

As of March 31, 2010, we had net borrowings under our term loan facility of approximately $20.3 million. Our term loan facility is collateralized by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain minimum liquidity levels based on the balance of the outstanding advances. The agreement also includes a subjective acceleration clause that provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The agreement may affect our operations in several ways, including the following:

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

We have experienced significant losses since inception. We incurred net losses of approximately $14.8 million for the three months ended March 31, 2010 and approximately $40.0 million for the year ended December 31,

2009, respectively. As of March 31, 2010, our accumulated deficit was approximately $415.2 million. We currently expect to incur operating losses over the next several years. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

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

We depend on the principal members of management and scientific staff, including Adrian Adams, our President and Chief Executive Officer and a director, and Thomas R. Staab, II, our Chief Financial Officer and Treasurer. If these people leave us, we may have difficulty conducting our operations. Other than Mr. Adams, with whom we have an employment agreement, we have not entered into agreements with any current officers or any other members of our management and scientific staff that bind them to a specific period of employment. Our future success will depend in part on our ability to attract, hire or appoint, and retain additional personnel skilled or experienced in the pharmaceutical industry. There is significant competition for such qualified personnel and we may not be able to attract and retain such personnel.

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

Warburg Pincus Private Equity IX, L.P., or Warburg, holds 22,907,488 shares of our common stock, which represented approximately 28% of our outstanding common stock as of March 31, 2010. Warburg and its affiliates may acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities, without triggering the provisions of our stockholder rights plan. Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, Jonathan S. Leff serves as a Class C member of the Board of Directors. Pursuant to a Securities Purchase Agreement, dated July 17, 2007, for so long as Warburg owns at least 10% of the shares of common stock issued upon the exchange of Exchangeable Preferred Stock it acquired in July 2007, it will have subscription rights to acquire a pro rata amount of future issuances of equity securities by us, subject to certain exceptions. As a result of the foregoing, Warburg is able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of March 31, 2010, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 42% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of March 31, 2010, there were 82,600,235 shares of our common stock outstanding. In addition, after deducting the $115 million of common stock sold in August 2009, we retain the ability to issue and may in the future issue, up to an additional $15 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale remaining under an active shelf registration statement, which we filed with the SEC on March 9, 2007. Furthermore, we may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

Up to 16,178,571 shares of our common stock are issuable upon the release of restricted stock units and/or exercise of stock options that have been, or stock options, stock appreciation rights, stock awards and restricted stock units that may be, issued pursuant to our Amended and Restated 1995 Stock Plan, or 1995 Plan, our Amended and Restated 2005 Equity Compensation Plan, or 2005 Plan, and the Executive Employment Agreement, dated February 18, 2010, between Inspire and

Mr. Adams. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

On April 8, 2010, our Board of Directors adopted resolutions approving and authorizing amendments to our 1995 Plan and 2005 Plan, subject to the approval of the stockholders, to (i) merge the 1995 Plan into the 2005 Plan, (ii) increase the number of shares of common stock issuable under the merged plan by 8,250,000 shares, (iii) increase the maximum number of shares issuable to one person on an annual basis from 300,000 to 500,000 shares and (iv) rename the 2005 Plan the “Inspire Pharmaceuticals, Inc. Amended and Restated 2010 Equity Compensation Plan”. If approved by our stockholders at our 2010 Annual Meeting on June 3, 2010, the number of shares of our common stock reserved for issuance under any form of stock award under the amended plan will be increased by 8,250,000 shares.

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

Our employees are covered under Change in Control Severance Benefit Plans which provide severance benefits in the event of a change of control that occurs prior to July 8, 2010, and in the event they are terminated after a change in control occurring on or after July 8, 2010. In addition, Mr. Adams’ Executive Employment Agreement provides for severance benefits in the event of a change of control. These arrangements would increase the acquisition costs to a purchasing company that triggers the change in control provisions and as a result, may discourage, delay or prevent a change in control.

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

10.1	Form of Restricted Stock Unit Grant Agreement (for Directors).

10.2	Form of Restricted Stock Unit Grant Agreement (for Officers).

10.3*	Technical Transfer & Development Services Agreement, between Inspire Pharmaceuticals, Inc. and Finorga S.A.S., acting in its own name and on behalf of Novasep Process, dated as of March 26, 2010.

10.4	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and Andrew I. Koven, made as of April 2, 2010.

10.5

Form of Restricted Stock Unit Agreement by and between Inspire Pharmaceuticals, Inc. and Adrian Adams, effective as of March 18, 2010 (Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on March 18, 2010).

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

Inspire Pharmaceuticals, Inc.

Date: May 4, 2010	By:	/s/ Adrian Adams
Adrian Adams
President & Chief Executive Officer
(principal executive officer)

Date: May 4, 2010	By:	/s/ Thomas R. Staab, II
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

10.1	Form of Restricted Stock Unit Grant Agreement (for Directors).

10.2	Form of Restricted Stock Unit Grant Agreement (for Officers).

10.3*	Technical Transfer & Development Services Agreement, between Inspire Pharmaceuticals, Inc. and Finorga S.A.S., acting in its own name and on behalf of Novasep Process, dated as of March 26, 2010.

10.4	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and Andrew I. Koven, made as of April 2, 2010.

10.5

Form of Restricted Stock Unit Agreement by and between Inspire Pharmaceuticals, Inc. and Adrian Adams, effective as of March 18, 2010 (Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on March 18, 2010).

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