Form 10-Q
period 2010-06-30
INSPIRE PHARMACEUTICALS INC
filed 2010-08-06
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2010, there were 82,822,007 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

We own or have rights to various trademarks, copyrights and trade names used in our business. AzaSite® is a trademark owned by InSite Vision Incorporated. Restasis®, Elestat® and ProlacriaTM are trademarks owned by Allergan, Inc. DiquasTM is a trademark owned by Santen Pharmaceutical Co., Ltd. This report also includes trademarks, service marks and trade names of other companies.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$33,801	$52,256
Investments	69,649	54,367
Trade receivables, net	22,305	22,682
Prepaid expenses and other receivables	3,473	5,479
Inventories, net	904	1,717
Other assets	55	153

Total current assets	130,187	136,654

Property and equipment, net	4,721	4,429
Assets held-for-sale	133	402
Investments	2,100	21,861
Restricted deposits	615	615
Intangibles, net	13,951	14,748
Other assets	199	61

Total assets	$151,906	$178,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,346	$10,056
Accrued expenses	24,318	21,246
Short-term debt	15,400	19,940

Total current liabilities	47,064	51,242

Long-term debt	—	5,235
Other long-term liabilities	1,915	3,125

Total liabilities	48,979	59,602

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 82,822 and 82,346 shares issued and outstanding, respectively	83	82
Additional paid-in capital	526,827	519,462
Accumulated other comprehensive income/(loss)	96	68
Accumulated deficit	(424,079)	(400,444)

Total stockholders’ equity	102,927	119,168

Total liabilities and stockholders’ equity	$151,906	$178,770

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Product sales, net	$9,621	$7,587	$18,317	$13,773
Product co-promotion and royalty	17,651	15,464	31,023	23,609

Total revenue	27,272	23,051	49,340	37,382

Operating expenses:
Cost of sales	3,694	2,284	6,709	4,245
Research and development	11,799	13,557	21,392	25,824
Selling and marketing	12,342	11,789	26,036	24,809
General and administrative	8,064	4,233	18,300	8,053
Restructuring	—	48	—	1,979

Total operating expenses	35,899	31,911	72,437	64,910

Loss from operations	(8,627)	(8,860)	(23,097)	(27,528)

Other income/(expense):
Interest income	156	159	325	319
Interest expense	(382)	(810)	(868)	(1,709)
Gain on investments	5	—	5	—

Other expense, net	(221)	(651)	(538)	(1,390)

Net loss	$(8,848)	$(9,511)	$(23,635)	$(28,918)

Basic and diluted net loss per common share	$(0.11)	$(0.17)	$(0.29)	$(0.51)

Weighted average common shares used in computing basic and diluted net loss per common share	82,733	56,687	82,568	56,683

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net loss	$(23,635)	$(28,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	900	999
Depreciation of property and equipment	505	393
Asset impairment	100	484
Loss/(gain) on disposal of property and equipment, net	20	(1)
Gain on investments	(5)	—
Allowance for doubtful accounts	18	3
Inventory reserve	449	—
Stock-based compensation expense	7,737	2,443
Changes in operating assets and liabilities:
Trade receivables	359	(2,191)
Prepaid expenses and other receivables	1,946	239
Inventories	364	(152)
Other assets	(143)	—
Accounts payable	(1,527)	(3,450)
Accrued expenses and other liabilities	2,079	5,345
Deferred revenue	—	3,347

Net cash used in operating activities	(10,833)	(21,459)

Cash flows from investing activities:
Purchase of investments	(16,005)	(19,728)
Proceeds from sale of investments	20,517	9,651
Purchase of property and equipment	(2,156)	(251)
Proceeds from sales of property and equipment	168	—

Net cash provided by/(used in) investing activities	2,524	(10,328)

Cash flows from financing activities:
Proceeds from exercise of common stock options	483	141
Payments related to net settlement of employee stock-based awards	(854)	—
Payments on notes payable and capital lease obligations	(9,775)	(9,040)

Net cash used in financing activities	(10,146)	(8,899)

Decrease in cash and cash equivalents	(18,455)	(40,686)
Cash and cash equivalents, beginning of period	52,256	58,488

Cash and cash equivalents, end of period	$33,801	$17,802

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

Inspire has incurred losses and negative cash flows from operations since inception. Based on current operating plans, the Company expects it has sufficient liquidity to continue its planned operations beyond 2011. The Company’s liquidity needs will largely be determined by the commercial success of its products and key development and regulatory events. In order to continue its operations substantially beyond 2011 it will need to: (1) successfully increase revenues; (2) obtain additional product candidate approvals; (3) out-license rights to certain of its product candidates; (4) raise additional capital through equity or debt financings or from other sources; (5) reduce spending on one or more research and development programs; and/or (6) further restructure its operations. The Company currently receives revenue from sales of AzaSite (azithromycin ophthalmic solution) 1%, its co-promotion of Elestat (epinastine HCl ophthalmic solution) 0.05% and royalties on Restasis (cyclosporine ophthalmic emulsion) 0.05%. The Company will continue to incur operating losses until revenues reach a level sufficient to support ongoing operations.

2.	Basis of Presentation

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position and operations for the interim periods presented herein have been made.

Revenue, expenses, assets and liabilities vary during each quarter of the year. Therefore, the results and trends in the unaudited Condensed Financial Statements and accompanying notes may not be indicative of the results for the full year or any future period.

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

Fair Value of Financial Instruments

The Company discloses the fair value of financial instruments for assets and liabilities for which it is practicable to estimate that value. The carrying amounts of all cash equivalents, available-for-sale securities and restricted deposits approximate fair value based upon quoted market prices. The carrying value of trade accounts receivable, accounts payable and short-term debt approximates their fair value due to their short-term nature.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended June 30, 2010 and 2009 does not include 1,225 and 218, respectively, for the six months ended June 30, 2010 and 2009 does not include 1,185 and 156, respectively, of potential common shares, as their impact would be antidilutive.

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

Intangible Assets

Costs associated with obtaining patents on the Company’s product candidates and license initiation and preservation fees, including milestone payments by the Company to its licensors, are evaluated based on the stage of development of the related product candidate and whether the underlying product candidate has an alternative use. Costs of these types incurred for product candidates not yet approved by the U.S. Food and Drug Administration (“FDA”) and for which no alternative future use exists are recorded as an expense. In the event a product candidate has been approved by the FDA or an alternative future use exists for a product candidate, patent and license costs are capitalized and amortized over the expected life of the related product candidate. Milestone payments to the Company’s collaborators are recognized when the underlying requirement is met.

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone payment to InSite Vision Incorporated (“InSite Vision”). The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of June 30, 2010 and December 31, 2009, the Company had $5,049 and $4,252, respectively, in accumulated amortization related to this milestone payment.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of intangible assets based on an analysis of undiscounted cash flows over the remaining amortization period. If the review indicates that carrying values may not be recoverable, the Company would record an impairment charge to reduce the carrying values to the estimated fair value. The Company had no impairments of its intangible assets for the six months ended June 30, 2010 and 2009.

Debt

In December 2006, the Company entered into a loan and security agreement with two financial institutions, which provided a term loan facility to the Company in an aggregate amount of $40,000. In June 2007, the Company

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

amended the loan and security agreement to enable the Company to draw upon a new supplemental term loan facility in the amount $20,000, which effectively increased the total term loan facility to $60,000. The Company borrowed the full $60,000 available under the term loan facility. The interest rates associated with the individual borrowings under the facility range from approximately 7.6% to 8.0%. As of June 30, 2010, the Company had net borrowings under the term loan facility of $15,400. The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011. As a result, the full amount of net borrowings as of June 30, 2010 has been classified as short-term debt. In addition, the Company is obligated to make a final payment of $1,200 equal to 2% of the original principal amount borrowed.

The loan and security agreement contains a financial covenant that requires the Company to maintain certain levels of liquidity based on its cash, investment and accounts receivable balances, as well as negative covenants that may limit the Company from assuming additional indebtedness and entering into other transactions as defined in the agreement. In addition to other financial and non-financial covenants within the agreement, the agreement contains a subjective acceleration clause such that repayment could be accelerated upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. At June 30, 2010, the Company was in compliance with all of the covenants under its loan and security agreement.

Revenue Recognition

The Company records all of its revenue from: (1) sales of AzaSite; (2) product co-promotion activities and earned royalties; and (3) collaborative research agreements, when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

Product Revenues

The Company recognizes revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment to wholesalers and distributors. In the United States, the Company sells AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial health care organizations.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The Company has categorized and described more fully the following significant sales deductions, all of which involve estimates and judgments, which the Company considers to be critical accounting estimates, and require it to use information from external sources.

Rebates and Chargebacks

Statutory rebates to state Medicaid agencies and Medicare and contractual rebates to commercial managed care organizations are based on statutory or negotiated discounts to AzaSite’s selling price. As it can take up to nine months or more for information to be received on actual usage of AzaSite in managed care and Medicaid and other governmental programs as well as on the total discounts to be reimbursed, the Company maintains reserves for amounts payable under these programs relating to AzaSite sales.

Chargebacks claimed by wholesalers are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs.

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of our product through private or public benefit plans, and the levels of AzaSite inventory in both the wholesale and retail distribution channel. Other factors that the Company may consider, if determined relevant, would include price changes from competitors and introductions of generics and/or competitive new products. The Company acquires prescription utilization data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. The Company applies these multiple factors, the quantitative historical data along with other qualitative aspects, such as management’s judgment regarding future utilization trends, to the respective period’s sales of AzaSite to determine the rebate accrual and related expense. The Company updates its estimates and assumptions each period and records any necessary adjustments to its reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from the Company’s estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue. As of June 30, 2010 and December 31, 2009, reserves for rebates and chargebacks were $5,925 and $3,488, respectively.

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

•

Product coupons and vouchers —Product coupons and vouchers, made available by us online or through pharmacies and prescribing physicians, offer patients the ability to receive free or discounted product. The

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Company uses a third-party administrator who coordinates program activities and invoices on a periodic basis for the cost of coupons and vouchers redeemed in the period. The Company bases its estimates on the historical coupon and voucher redemption rate of similar programs.

As of June 30, 2010 and December 31, 2009, reserves for discounts and other sales incentives were $876 and $889, respectively.

Product Returns

At the time of sale of AzaSite, the Company records product return allowances based on its estimate of the portion of sales that will be returned by its customers in the future. The return allowances are established in accordance with the Company’s returned goods policy. The Company’s returned goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months following the expiration date, but may differ from customer to customer, depending on certain factors. Future estimated returns of AzaSite are based primarily on the return data for comparative products and the Company’s own historical experience with AzaSite. Historical return data on AzaSite is analyzed on a specific production lot basis. In determining the Company’s return allowance, the Company also considers other relevant factors, including:

•	Levels of inventory in the distribution channel and any significant changes to these levels;

•	Estimated expiration date or remaining shelf life of inventory in the distribution channel;

•	Current and projected demand of AzaSite that could be impacted by introductions of generic products and/or introductions of competitive new products; and

•	Competitive product shortages, recalls and/or discontinuances.

The Company’s estimates of the level of AzaSite inventory in the distribution channel is based on inventory data provided by wholesalers and third-party prescription data. As of June 30, 2010 and December 31, 2009, reserves for returns of AzaSite were $1,860 and $1,523, respectively.

Product Co-promotion and Royalty Revenues

The Company recognizes co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the applicable agreements, and as reported to Inspire by Allergan, Inc. (“Allergan”). Through the year ended December 31, 2008, the Company actively promoted both Restasis and Elestat through its commercial organization. As of January 1, 2009, the Company is no longer responsible for the co-promotion of Restasis, but the Company continues to receive royalties on Allergan’s net sales of Restasis. The Company’s co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which the Company has limited or no control and on the underlying terms of the agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside the Company’s control. The Company records a percentage of Allergan’s reported net sales to Inspire for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The Company offers and manages certain incentive programs associated with Elestat, which are utilized by it in addition to those programs managed by Allergan. The Company

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

reduces co-promotion revenue from net sales of Elestat by estimating the portion of sales that are subject to these incentive programs based on information reported to it by a third-party administrator of the incentive program. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion and royalty revenue. Prior to January 1, 2010, under the co-promotion agreement for Elestat, the Company was obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum was not achieved, the Company recorded revenues using a reduced percentage of net sales based upon its level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue were recorded as deferred revenue. Calendar year 2009 was the last year in which there was a minimum annual net sales target level for Elestat under the co-promotion agreement. Accordingly, effective January 1, 2010, all co-promotion revenue from net sales of Elestat is recognized in the same period in which the sales occur.

Collaborative Research and Development Revenues

The Company recognizes revenue under its collaborative research and development agreements when it has performed services under such agreements or when the Company or its collaborative partner have met a contractual milestone triggering a payment to the Company. The Company recognizes revenue from research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by the Company’s management and the progress towards agreed upon development events as set forth in the collaborative agreements. These estimates are subject to revision as the Company’s development efforts progress and it gains knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. The Company is also entitled to receive milestone payments under its collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by its collaborative partners or the Company. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of the Company’s collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, the Company’s revenue recognized under its collaborative research and development agreements may fluctuate significantly from period to period.

Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $96 and $68 of unrealized gains on its investments that are classified as accumulated other comprehensive loss at June 30, 2010 and December 31, 2009, respectively. Comprehensive loss consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(8,848)	$(9,511)	$(23,635)	$(28,918)
Adjustment for realized gain in net loss	(5)	—	(5)	—
Change in unrealized gain on investments	5	163	33	190

Total comprehensive loss	$(8,848)	$(9,348)	$(23,607)	$(28,728)

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for its commercial products and product candidates. Allergan is responsible for the manufacturing of both Restasis and Elestat and relies on single source manufacturers for the active pharmaceutical ingredients (“API”) in both products. The Company relies on InSite Vision for the supply of the API for AzaSite, which InSite Vision obtains from a single source manufacturer. The Company is responsible for the remaining finished product manufacturing of AzaSite, for which it relies on a single source manufacturer. Additionally, the Company relies upon a single third party to provide distribution services for AzaSite.

The Company relies upon one vendor as the sole manufacturer of the supply of API for both Prolacria and denufosol; however, in March 2010, the Company and Finorga S.A.S. (“Novasep”) entered into a Technical Transfer & Development Services Agreement for the purposes of enabling Novasep to become a qualified manufacturer of the API for denufosol.

Pursuant to the terms of the agreement, the Company has transferred to Novasep certain technology relating to the manufacture and production of denufosol. The Company has granted Novasep a non-exclusive, royalty-free, non-transferable, non-sublicensable license to use certain intellectual property to perform its obligations under the agreement.

Novasep is responsible for procuring, installing at one of its facilities, qualifying and maintaining certain equipment to be used for the manufacture of denufosol API. The manufacturing equipment is owned by the Company and will be used by Novasep for the manufacture of denufosol API. The Company has capitalized the equipment in accordance with US GAAP authoritative guidance. Novasep is responsible for various services relating to process development, process-improvement and scale-up of the manufacturing process for denufosol API, as well as the manufacture of various development, demonstration and validation batches of denufosol API in accordance with current Good Manufacturing Practices, legal requirements and the terms of the agreement. The Company was initially obligated to pay an aggregate amount of up to 5,101 Euros. In July 2010, the Company amended the agreement to provide for additional services, increasing the contract obligation by 938 Euros for a total revised contract amount of 6,039 Euros. As of June 30, 2010, the Company had paid 4,301 Euros, or approximately $6,060, to Novasep under the agreement for services provided.

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

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 85% of all AzaSite product sales in the six months ended June 30, 2010 and the year ended December 31, 2009, respectively, and account for 20% and 27% of the Company’s outstanding trade receivables as of June 30, 2010 and December 31, 2009, respectively. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion and royalty revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Elestat and royalty revenue from net sales of Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan and account for 78% and 72% of the Company’s outstanding trade receivables as of June 30, 2010 and December 31, 2009, respectively. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

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

The Company is aware that the following companies have filed an Abbreviated New Drug Application (“ANDA”) for a generic version of Elestat: Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc., PharmaForce, Inc. and Sandoz Inc. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). Also, according to the FDA’s website, in June 2010, PharmaForce, Inc. received tentative approval for its epinastine hydrochloride ophthalmic solution. The Company does not know when the FDA will complete its review of these ANDAs, but it expects that a generic form of epinastine could be launched in the second half of 2010.

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

In April 2010, the FASB issued authoritative guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

individually to determine if it is substantive. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

The Company’s inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	June 30, 2010	December 31, 2009
Finished Goods	$463	$808
Work-in-Process	198	96
Raw Materials	493	838

Total Inventories	$1,154	$1,742
Less Valuation Reserve	(250)	(25)

Total Inventories, net	$904	$1,717

During the three months ended June 30, 2010, the Company experienced spoilage of a portion of its azithromycin inventory, which is the API used to manufacture AzaSite. As a result, for the three months ended June 30, 2010, the Company recorded a valuation reserve of approximately $449 to reflect the loss of API and associated manufacturing costs.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

5.	Investments

The following is a summary of the Company’s marketable debt securities which are classified as available-for-sale as of June 30, 2010 and December 31, 2009:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of June 30, 2010:
Corporate bonds and commercial paper	$37,270	$67	$(7)	$37,330
U.S. Government agencies	21,581	36	—	21,617
Negotiated certificates of deposit	12,602	—	—	12,602

Total	$71,453	$103	$(7)	$71,549

As of December 31, 2009:
Corporate bonds and commercial paper	$44,702	$88	$(12)	$44,778
U.S. Treasury	5,981	—	(1)	5,980
U.S. Government agencies	12,664	—	(6)	12,658
Negotiated certificates of deposit	12,612	—	—	12,612

Total	$75,959	$88	$(19)	$76,028

The following table shows the gross unrealized losses and fair value of the Company’s investment in marketable debt securities with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009:

	Less than 12 months
	Fair Value	Unrealized Loss
As of June 30, 2010:
Corporate bonds	$8,480	$(7)

Total	$8,480	$(7)

As of December 31, 2009:
Corporate bonds	$20,586	$(12)
U.S. Treasury	5,980	(1)
U.S. Government agencies	9,158	(6)

Total	$35,724	$(19)

The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold its investments until a recovery of fair value, which may be at maturity, the Company does not consider its investments to be other-than-temporarily impaired at June 30, 2010. The Company did not have any investments in marketable debt securities that have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2010 and December 31, 2009. The Company recognized a gain of $5 on the sale of a debt security during the three months ended June 30,

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

2010. There were no realized gains or losses on the Company’s available-for-sale securities for the year ended December 31, 2009.

As of June 30, 2010 and December 31, 2009, the Company had available-for-sale marketable debt securities with maturities of one year or less of $69,649 and $54,367, respectively. As of June 30, 2010 and December 31, 2009, the Company had available-for-sale marketable debt securities with maturities after one year through five years of $1,900 and $21,661, respectively.

6.	Restructuring

In March 2009, the Company announced that it had restructured its operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing its resources on the development of existing later-stage clinical programs and commercially available products. In connection with the restructuring, the Company recorded restructuring charges of $1,979 and $2,014 for the six months ended June 30, 2009 and year ended December 31, 2009, respectively. The Company recorded its restructuring activities in accordance with FASB authoritative guidance regarding the accounting for the impairment and disposal of long-lived assets and the accounting for costs associated with exit or disposal activities.

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

The Company expects to incur approximately $45 of accretion expense over the term of the lease. As of June 30, 2010 and December 31, 2009, the liability associated with facilities was $64 and $115, respectively, and will be reduced as monthly rental payments are made through the lease term, which ends in January 2011.

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

The following fair value hierarchy tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Total Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

As of June 30, 2010:
Cash equivalents	$17,232	$17,232	$—
Investments - Available-for-sale securities:
U.S. Government agencies	21,617	—	21,617
Corporate bonds and commercial paper	37,330	—	37,330
Negotiated certificates of deposit	12,602	—	12,602

Total	$88,781	$17,232	$71,549

As of December 31, 2009:
Cash equivalents	$41,052	$36,053	$4,999
Investments - Available-for-sale securities:
U.S. Treasury	5,980	5,980	—
U.S. Government agencies	12,658	—	12,658
Corporate bonds and commercial paper	44,778	—	44,778
Negotiated certificates of deposit	12,612	—	12,612

Total	$117,080	$42,033	$75,047

Level 1 cash equivalents consist of investments concentrated in money market funds which are primarily invested in U.S. Treasury securities. Level 2 cash equivalents and available-for-sale securities consist of investments in U.S. government agency securities, corporate bonds and commercial paper and negotiated certificates of deposit. The fair value of these securities is derived using a market approach—i.e., from pricing models that rely on relevant observable market data including interest rates, yield curves, recently reported trades of comparable securities and benchmark securities.

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

Non-recurring fair value amounts for assets held-for-sale at June 30, 2010 and December 31, 2009 were $133 and $402, respectively and are considered Level 3. These assets reflect the lower of the carrying value or fair value less costs to sell. As a result of its restructuring activity, the Company assessed the fair value of assets, primarily property and equipment associated with idle lab facilities, on a non-recurring basis. In the first quarter of 2009, the Company recorded an impairment charge of $484 to reflect the estimated fair value of the idle assets, based on internally established estimates and the selling prices of similar assets. In the fourth quarter of 2009, the Company began marketing and disposing of all its laboratory equipment. Fair value of this equipment was assessed by the third-party marketer. For the three months ended June 30, 2010, the Company recorded an additional impairment charge of $100 to reflect current marketed pricing of the remaining equipment to be sold.

8.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Research and development	$311	$324	$613	$643
Selling and marketing	506	449	1,000	884
General and administrative	2,127	472	6,124	916

Total stock-based compensation expense	$2,944	$1,245	$7,737	$2,443

Equity Compensation Plans

On June 3, 2010, the stockholders of the Company approved the following matters related to its Equity Compensation Plans: (i) merging the Amended and Restated 1995 Plan into the Amended and Restated 2005 Plan (the “2005 Plan”), (ii) increasing the number of shares of common stock issuable under the merged plan by 8,250,000 shares, (iii) increasing the maximum number of shares issuable to one person on an annual basis from 300,000 to 500,000 shares and (iv) renaming the 2005 Plan the “Inspire Pharmaceuticals, Inc. Amended and Restated 2010 Equity Compensation Plan” (the “2010 Plan”). The 2010 Plan allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At June 30, 2010, there were 8,489 shares available for grant as options or other forms of share-based payments under the 2010 Plan.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

CEO Transition

In February 2010, the Company’s CEO, Christy Shaffer, resigned from the Company and Adrian Adams was hired as CEO. As part of this transition, Dr. Shaffer’s existing stock options with an exercise price equal to or less than $9.42 per share were amended to provide that the exercise period for such options was extended to the earlier of the applicable award’s expiration date or February 22, 2013. To the extent unvested, such options became fully vested and exercisable. All of Dr. Shaffer’s stock options with an exercise price greater than $9.42 per share were terminated on February 22, 2010. Additionally, Dr. Shaffer’s existing unvested restricted stock units became fully vested. Dr. Shaffer was also granted 100 stock options which vested immediately and a stock award for 100 shares of our common stock. The modification of the existing options and the granting of the new awards to Dr. Shaffer resulted in stock-based compensation expense of $0 and $2,230 during the three and six months ended June 30, 2010, respectively.

As part of his hiring, Mr. Adams was granted 350 stock options. On the date of grant, 25% of these options vested immediately and the remaining 75% will vest ratably over the 36 months following the first anniversary of the effective date of Mr. Adams’ employment. In addition, Mr. Adams was granted an award of 650 restricted stock units. On the date of grant, 25% of these restricted stock units became non-forfeitable or vested and the remaining 75% will become non-forfeitable ratably over the 36 months following the first anniversary of the effective date of his employment. The total value of these awards to Mr. Adams was $5,199, of which $0 and $1,300 was expensed during the three and six months ended June 30, 2010, respectively.

Additional Sign-On Grants

On May 10, 2010, the Company hired Andrew I. Koven as Executive Vice President and Chief Administrative and Legal Officer. As part of his hiring, Mr. Koven was granted 200 stock options. On the date of grant, 25% of these options vested immediately and the remaining 75% will vest ratably over the 36 months following the first anniversary of the effective date of Mr. Koven’s employment. In addition, Mr. Koven was granted an award of 500 restricted stock units. On the date of grant, 50% of these restricted stock units became non-forfeitable or vested and the remaining 50% will become non-forfeitable ratably over the 36 months following the first anniversary of the effective date of his employment. The total value of these awards to Mr. Koven was $3,725, of which $1,686 was expensed during the three months ended June 30, 2010.

Basis for Fair Value Estimate of Share-Based Payments

Stock Options

The Company uses its own historical volatility to estimate its future volatility. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

The Company utilizes the simplified method of calculating the expected life of options for grants made to its employees under the 2010 Plan in accordance with authoritative guidance due to the lack of adequate historical data with regard to exercise activity on options. For options granted to directors under the 2010 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company will continue with these assumptions in determining the expected life of options under the 2010 Plan until such time that adequate historical data is available. The Company estimates the forfeiture rate based on its historical experience. These estimates will be revised in future periods if actual forfeitures differ from the estimate. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

The table below presents the weighted average expected life in years of options granted under the 2010 Plan as described above. The risk-free rate of the stock options is based on the U.S. Treasury yield curve in effect at the

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

time of grant, which corresponds with the expected term of the option granted. The fair value of share-based payments, granted during the period indicated, was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Stock Options for
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	1.87%	2.02%	1.93%	1.71%
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	69%	69%	71%
Expected life of options (years)	4.2	4.5	4.1	4.2

Weighted average fair value of grants	$3.39	$2.35	$3.30	$2.21

The following table summarizes the stock option activity for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	11,001	$7.47	3.5	$6,503
Granted	1,780	6.27
Exercised	(103)	(4.72)
Forfeited/cancelled/expired	(558)	(12.22)

Outstanding at June 30, 2010	12,120	$7.10	3.4	$3,688

Vested and exercisable at June 30, 2010	8,446	$7.93	2.9	$2,262
Expected to vest at June 30, 2010	11,969	$7.12	3.4	$3,656

Total intrinsic value of stock options exercised for the six months ended June 30, 2010 was $191. Cash received from stock option exercises for the six months ended June 30, 2010 was $483. Due to the Company’s net loss position, no windfall tax benefits have been realized during the six months ended June 30, 2010. As of June 30, 2010, approximately $8,667 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.3 years.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Restricted Stock Units and Stock Awards

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)

Nonvested Awards at December 31, 2009	70	$4.16
Granted	1,237	6.06
Vested	(434)	5.82
Forfeited	—	—

Nonvested Awards at June 30, 2010	873	$5.95

Vested and deferred awards at June 30, 2010	125	$4.16

During the six months ended June 30, 2010, approximately 434 restricted stock units with an aggregate fair value of $2,527 became vested. Total aggregate intrinsic value of restricted stock units outstanding at June 30, 2010 was $4,979. Restricted stock units outstanding at June 30, 2010 had a weighted-average remaining contractual life of 2.4 years. Total aggregate intrinsic value of restricted stock units outstanding and expected to vest at June 30, 2010 was $4,090. Restricted stock units outstanding and expected to vest at June 30, 2010 had a weighted-average remaining contractual life of 2.4 years.

Additionally, during the three months ended March 31, 2010, 100 stock awards were issued, fully vested upon grant, with an aggregate fair value of $627. There were no stock awards granted or issued during the three months ended June 30, 2010.

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

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our product candidates and retention of key employees. In order for any of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements; and obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will have sufficient funding to meet our future capital requirements. Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. The most significant known risks are discussed in the section entitled “Risk Factors”. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our revenues are difficult to predict and depend on numerous factors. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite; physician and patient acceptance of AzaSite; competitor response to AzaSite; as well as discounts, pricing and coverage on governmental and commercial formularies, and the recently passed healthcare reform legislation are all factors, among others, that will impact the level of revenue recorded for AzaSite in subsequent periods. Through the year ended December 31, 2008, we actively promoted both Restasis and Elestat through our commercial organization. As of January 1, 2009, we are no longer responsible for the co-promotion of Restasis, but we continue to receive royalties on Allergan’s net sales of Restasis. Our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our agreements. Our co-promotion and royalty revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion and royalty revenues are the extent and effectiveness of Allergan’s sales and marketing efforts, our sales and marketing efforts, coverage and reimbursement under Medicare Part D and Medicaid programs, the recently passed healthcare reform legislation and the sales and marketing activities of competitors. Additionally, our ability to receive revenues on future sales of AzaSite, Restasis and Elestat are dependent upon the duration of market exclusivity and strength of patent protection. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

OVERVIEW

We are a biopharmaceutical company focused on researching, developing and commercializing prescription pharmaceutical products for ophthalmic and pulmonary diseases. Our goal is to build and commercialize a sustainable portfolio of innovative new products based on our technical, scientific and commercial expertise. The most advanced compounds in our clinical pipeline are denufosol tetrasodium for cystic fibrosis and Prolacria for dry eye, which are both in Phase 3 development, and AzaSite for blepharitis, which is in Phase 2 development. We receive revenues related to the promotion of AzaSite for bacterial conjunctivitis, the co-promotion of Elestat for allergic conjunctivitis and royalties based on net sales of Restasis for dry eye. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS

Products

AzaSite	Bacterial conjunctivitis	InSite Vision	Promoting

Elestat	Allergic conjunctivitis	Allergan	Co-promoting

Restasis	Dry eye disease	Allergan	Receiving royalty

Diquas	Dry eye disease	Santen Pharmaceutical	Japanese approval (2)

Product Candidates in Clinical Development

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

Prolacria (diquafosol tetrasodium)	Dry eye disease	Allergan	Phase 3 (3)

AzaSite	Blepharitis	InSite Vision	Phase 2

INS115644, INS117548	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See “Collaborative Agreements” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009 for descriptions of our agreements with these collaborative partners.
(2)	Santen Pharmaceutical Co., Ltd. has developed a different formulation of diquafosol tetrasodium, which it refers to as Diquas in Japan. In April 2010, Santen announced that the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA) granted approval for Diquas Ophthalmic Solution 3%. The launch date for Diquas in Japan is subject to, among other things, the Japanese pricing approval process.
(3)	In January 2010, we announced that our Phase 3 clinical trial (Trial 03-113) did not meet its primary or secondary endpoints. See “Product Candidates in Clinical Development – Prolacria (diquafosol tetrasodium)” for additional information on this product candidate.

We were incorporated as a Delaware corporation in October 1993 and commenced operations in March 1995. We are currently located in Durham, North Carolina, adjacent to the Research Triangle Park. However, on June 28, 2010, we entered into a lease for approximately 42,850 square feet in Raleigh, North Carolina, which we intend to use as our corporate headquarters. We intend to occupy our new corporate headquarters on January 1, 2011.

PRODUCTS

AzaSite

AzaSite (azithromycin ophthalmic solution) 1% is a topical anti-infective, in which azithromycin is formulated into an ophthalmic solution utilizing DuraSite®, a novel ocular drug delivery system. Azithromycin is a semi-synthetic antibiotic that is derived from erythromycin and, since 1992, has been available via oral administration by Pfizer Inc. under the trade name Zithromax®. In April 2007, AzaSite was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of bacterial conjunctivitis in adults and children one year of age and older.

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

Subject to applicable law, competitors are permitted to submit to the FDA an Abbreviated New Drug Application, or ANDA, for a generic version of Elestat, due to the expiration of the marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008. We are aware that the following companies have filed an ANDA for a generic version of Elestat: Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc., PharmaForce, Inc. and Sandoz Inc. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). Also, according to the FDA’s website, in June 2010, PharmaForce, Inc. received tentative approval for its epinastine hydrochloride ophthalmic solution.

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

We are currently engaged in discussions with Allergan with respect to several points of debate regarding our agreement, including the status of the Prolacria development program, our rights to Restasis royalties including co-promotion rights, and related rights and obligations of the parties under the agreement. If Inspire and Allergan can not agree to the direction of the Prolacria development program, or Restasis promotion and royalties, the parties may choose to amend the agreement or be forced to arbitrate any dispute in accordance with the terms of the agreement. See the risk factor entitled - “If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.”

The manufacture and sale of Restasis is protected in the United States by a formulation patent that expires in May 2014.

For a more detailed discussion of the risks associated with these products, please see the Risk Factors located under Part II of this report.

PRODUCT CANDIDATES IN CLINICAL DEVELOPMENT

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. Denufosol is a first-in-class ion channel regulator targeted as an early disease state intervention treatment that potentially corrects the ion transport defect in patients independent of CFTR genotype. Denufosol is designed to enhance airway hydration and mucociliary clearance by increasing chloride secretion, inhibiting sodium absorption and increasing ciliary beat frequency. These integrated pharmacological actions and the potential to reach the small airways are key to maintaining lung function and potentially delaying the progression of lung disease. We believe that our product candidate could be the first FDA-approved product that mitigates the underlying defect in the airways of patients with cystic fibrosis. If approved, we expect denufosol to be an early intervention therapy for cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency.

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

In October 2008, we presented data at the North American Cystic Fibrosis Conference which indicated that patients who continued to receive denufosol for an additional 24 weeks during the OLE experienced a progressive improvement in FEV1 . Those patients who received denufosol for 48 weeks during TIGER-1 experienced a mean change from baseline in FEV1 of 115 ml at the end of the OLE, almost a two-and-a-half fold increase compared to the initial 48 ml increase at the end of the 24-week placebo-controlled portion of the trial.

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

TIGER 2: We initiated patient enrollment in TIGER-2 (Trial 08-110), our second planned pivotal Phase 3 clinical trial in February 2008, announced modifications to the clinical protocol in July 2008, and completed patient enrollment in November 2009. We have approximately 100 participating clinical trial sites across the United States, Canada, Australia and New Zealand. Top-line results from this clinical trial are expected in the first quarter of 2011.

The TIGER-2 clinical trial is a 48-week, double-blind, placebo-controlled, randomized clinical trial comparing 60 mg of denufosol to placebo, administered three-times daily by jet nebulizer, in approximately 450 patients with FEV1 greater than or equal to 75% and less than or equal to 110% of predicted normal. The primary efficacy endpoint is the change from baseline in FEV1 (in liters) at the 48-week trial endpoint. Secondary endpoints include other lung function parameters, pulmonary exacerbations, requirements for concomitant cystic fibrosis medications and health related quality of life. Patients aged five years and older were eligible for enrollment. The use of standard cystic fibrosis maintenance therapies is permitted during the trial. Hypertonic saline is not permitted to be used by those patients enrolled in the clinical trial.

Additionally, any patient who has successfully completed TIGER-2 may elect to participate in a follow-on, open-label denufosol-only trial (Trial 08-114) which will enable the patient to continue receiving denufosol for up to 3 additional years. The original length of this extension study was 48 weeks, but the length was extended to 3 years to assess the potential disease-modifying effects of extended denufosol treatment on lung function over time. To date, approximately 80% of the patients who were eligible have elected to enroll in this long-term study.

We are targeting a potential U.S. commercial launch for denufosol in the 2012 timeframe, assuming (i) the results of TIGER-2 are positive; (ii) we subsequently file a New Drug Application, or NDA, for denufosol with the FDA and; (iii) the FDA approves such NDA.

Additionally, in connection with our denufosol franchise development activities, in August 2010, we initiated the first clinical trial aimed at studying expanded patient populations with denufosol. This clinical trial (Trial 08-116) is a small safety and tolerability clinical trial of denufosol tetrasodium in cystic fibrosis patients ages 2-4 years old.

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

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $12 million to $18 million. This estimate includes completing TIGER-2 as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs do not include the costs of pre-launch inventory and any product approval milestones payable to Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials and any other required studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary and an anticipated NDA filing could be delayed.

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

In January 2010, we announced that this Phase 3 clinical trial (Trial 03-113) did not meet its primary endpoint (p = 0.526) or its secondary endpoint (p = 0.368). Given the complexity of this program and the large database of information we have, we are continuing to evaluate potential next steps for the program.

Due to the uncertainty of the future of this program, we are currently unable to reasonably project the future dates and costs associated with additional clinical trials or other work which would be necessary to amend our NDA submission for Prolacria and resubmit the application for commercial approval in the United States.

We are currently engaged in discussions with Allergan with respect to several points of debate regarding the License, Development and Marketing Agreement, dated June 22, 2001, as amended, between Inspire and Allergan, including the status of the Prolacria development program, Inspire’s rights to Restasis royalties including co-promotion rights, and related rights and obligations of the parties under the agreement. If Inspire and Allergan can not agree to the direction of the Prolacria development program, or Restasis promotion and royalties, the parties may choose to amend the agreement or be forced to arbitrate any dispute in accordance with the terms of the agreement. See the risk factor entitled - “If we fail to reach milestones or to make annual minimum payments or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them and seek additional remedies.”

Santen Pharmaceutical Co., Ltd., or Santen, has developed a different formulation of diquafosol tetrasodium, which it refers to Diquas in Japan. In April 2010, Santen announced that the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA) granted approval for Diquas Ophthalmic Solution 3%. The launch date for Diquas in Japan is subject to, among other things, the Japanese pricing approval process.

On June 8, 2010, we entered into a first amendment with Santen, dated as of June 3, 2010 (the “Amendment”), to our Development, License and Supply Agreement, dated as of December 16, 1998 (the “Original Agreement”). The terms of the Original Agreement allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries, and provides for certain payments to be paid to Inspire upon achievement of development milestones by Santen.

The Amendment relieves Inspire of its manufacturing obligations with respect to the API, and grants to Santen expanded rights allowing it to manufacture, or have manufactured, the API throughout the world for use in products in the Santen Territory. In connection therewith, the licensed technology has been expanded under the Amendment to include know-how relating to manufacturing.

The terms relating to milestones have been amended so that, if the remaining unmet milestone is achieved, Inspire will be entitled to receive $1.25 million from Santen under the Amendment. Royalty rates relating to net sales of products, including Diquas, in Japan have been amended to a tiered royalty range with a minimum rate in the high single digits and a maximum rate in the low double digits. In addition, the royalty rate with respect to net sales, if any, of any product approved for sale in the Santen Territory other than Japan has been amended, and are to be below the royalty rates applicable to Japanese net sales.

AzaSite for the treatment of blepharitis

Overview. Blepharitis is an ocular disease characterized by inflammation of the lid margin that is common, complex, and has a multi-factorial etiology. Blepharitis coexists with other common ocular surface conditions and we believe is often under-diagnosed and misdiagnosed in general clinical practice. Blepharitis can be subdivided into two categories: anterior and posterior blepharitis. Although they are distinct diseases, they can overlap. Anterior blepharitis is generally associated with the presence of bacteria, lid debris and/or sebaceous gland activity and is most often an acute disease. Posterior blepharitis is almost always associated with dysfunctional meibomian glands or altered meibomian gland secretions and is generally considered a chronic disease.

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

We plan to conduct additional clinical work to continue pursuing a potential indication for treatment of blepharitis. Our primary focus over the next three to six months will be towards refining clinical trail design for subsequent studies. We are targeting beginning further Phase 2 clinical work in late 2010.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 and 2009

Revenues

Total revenues were approximately $27.3 million for the three months ended June 30, 2010, as compared to approximately $23.1 million for the same period in 2009. The increase in 2010 revenue of approximately $4.2 million, or 18%, as compared to the same period in 2009, was due to an increase in product revenue from net sales of AzaSite and an increase in royalty revenue from net sales of Restasis.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the three months ended June 30, 2010 were approximately $9.6 million, as compared to approximately $7.6 million for the same period in 2009. The increase in revenue for AzaSite of approximately $2.0 million, or 27%, for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily due to increased patient usage of AzaSite and an increase in prescribers of AzaSite, as evidenced by an increase of prescriptions year-over-year, as well as price increases for the product between the periods.

The increase in AzaSite revenues for the three months ended June 30, 2010, as compared to the same period in 2009, was partially offset by an increase in gross-to-net sales deductions. Total sales deductions as a percentage of gross revenues increased approximately 7%. The increase was primarily attributable to an approximate 9% increase in rebates and discounts due to (1) an increase in the number of formularies that now list AzaSite and (2) the price concessions required to secure this coverage under Medicare and commercial managed care organizations. This increase was partially offset by a slight decline in accrual rates for product return and coupon redemption allowances. Collectively, the impact of the net rate increase as a percentage of gross revenues was approximately $1.0 million in additional provisions for the three months ended June 30, 2010. Our reserves related to rebates and discounts for the three months ended June 30, 2010 were not significantly impacted by the new U.S. healthcare reform legislation passed in March 2010 and those provisions of the legislation that became effective during the first quarter of 2010.

For the three months ended June 30, 2010, based on prescription data from IMS Health, there were approximately 173,000 prescriptions written for AzaSite, representing approximately 4% of all prescriptions in the single agent ocular anti-infective market, defined as both branded and generic single-entity ocular antibiotics. In comparison, approximately 131,000 prescriptions were written for AzaSite for the three months ended June 30, 2009, representing approximately 3% of all prescriptions in the single agent ocular anti-infective market. In addition, our market share in our target call audience of eye care specialists, mainly ophthalmologists and optometrists, was approximately 11% for the three months ended June 30, 2010, as compared to approximately 8% for the same period in 2009. Since launch, actual units of AzaSite dispensed have been higher than the number of prescriptions as reported by IMS Health due to the issuance of multiple unit prescriptions by some physicians. For the three months ended June 30, 2010, the single agent ocular anti-infective market, in terms of prescriptions, decreased approximately 3%, as compared to the same period in 2009.

Product Co-Promotion and Royalty

Total co-promotion and royalty revenue for the three months ended June 30, 2010 was approximately $17.7 million, as compared to approximately $15.5 million for the same period in 2009, representing an increase of approximately $2.2 million, or 14%.

Our royalty revenue from net sales of Restasis for the three months ended June 30, 2010 was approximately $11.2 million, as compared to approximately $8.9 million for the same period in 2009. The increase in royalty revenue for Restasis for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily due to increased patient usage of Restasis, as evidenced by an increase in prescriptions year-over-year, as well as a price increase effective in January 2010. For the three months ended June 30, 2010 and 2009, Allergan recorded revenue from net sales of Restasis of approximately $153 million and $121 million, respectively.

Co-promotion revenue from net sales of Elestat for the three months ended June 30, 2010 was approximately $6.5 million, as compared to approximately $6.6 million for the same period in 2009. As of January 1, 2010, all co-promotion revenue on Elestat is recorded as the product is sold as we no longer are under contractual minimums requiring revenue deferral. Excluding the deferred revenue impact in the second quarter of 2009, Elestat revenue increased approximately 3% for the three months ended June 30, 2010, as compared to the same period in 2009.

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Based upon national prescription data from IMS Health, for the three months ended June 30, 2010 and 2009, Elestat prescriptions, as a percentage of the total U.S. allergic conjunctivitis market, represented approximately 5% and 6%, respectively, of the total U.S. allergic conjunctivitis market. Based upon monthly data from IMS Health, for the three months ended June 30, 2010, the total U.S. allergic conjunctivitis market, in terms of prescriptions, increased approximately 6%, as compared to the same period in 2009.

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $3.7 million for the three months ended June 30, 2010, as compared to approximately $2.3 million for the same period in 2009. The increase in cost of sales of $1.4 million, or 62%, as compared to the same period in 2009, was primarily due to increased sales volume of AzaSite, which has resulted in increased royalties, as well as an increase in the royalty rate paid to InSite Vision. In July 2009, our royalty rate to InSite Vision on net sales of AzaSite increased from 20% to 25% in accordance with the terms of our licensing agreement, and will remain at 25% for the remaining term of the licensing agreement. Additionally, the increase in cost of sales during the three months ended June 30, 2010 was due to recording a valuation reserve of approximately $449,000 to inventory, as a result of spoilage of API used to manufacture AzaSite.

Cost of sales expense consists of variable and fixed cost components. Variable cost components include royalties to InSite Vision on net sales of AzaSite, the cost of AzaSite inventory sold, distribution, shipping and logistic service charges from our third-party logistics provider, and changes to our inventory reserve for overstocking, short-dated or otherwise unmarketable product or unusable materials. Fixed cost components are primarily the amortization of the $19.0 million approval milestone that we paid InSite Vision as part of our licensing agreement. This approval milestone is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, which expires in March 2019.

Research and Development Expenses

Research and development expenses were approximately $11.8 million for the three months ended June 30, 2010, as compared to approximately $13.6 million for the same period in 2009.

The decrease in research and development expenses of approximately $1.8 million, or 13%, for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily due to the substantial completion of both our Phase 3 trial activities associated with our product candidate, Prolacria, for the treatment of dry eye and our Phase 2 trials researching AzaSite for the treatment of blepharitis in the first quarter of 2010, as well as completion of Phase 1 trial activities related to our glaucoma program in the third quarter of 2009. Additionally, we experienced cost savings due to our elimination of preclinical and drug discovery activities as a result of the restructuring that occurred in the first quarter of 2009. These decreases in expenses were partially offset by increased costs associated with our cystic fibrosis development program, including pre-launch development activities with Novasep associated with developing a secondary commercial supplier of denufosol.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $12.3 million for the three months ended June 30, 2010, as compared to approximately $11.8 million for the same period in 2009.

The slight increase in selling and marketing expenses of approximately $553,000, or 5%, for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily due to a general increase in personnel related expenses, as well as the timing of certain marketing activities.

Our commercial organization currently focuses its promotional efforts on approximately 10,000 eye care specialists. Our selling and marketing expenses include all direct costs associated with the commercial organization, which include our sales force and marketing programs. Our sales force expenses include salaries, training and educational program costs, product sample costs, fleet management and travel. Our marketing and promotion expenses include product management, promotion, advertising, public relations, Phase 4 clinical trial costs, physician training and continuing medical education and administrative expenses. We adjust the timing, magnitude and targeting of our advertising, promotional, Phase 4 clinical trials and other commercial activities for our products based on seasonal trends and other factors, and accordingly, these costs can fluctuate from period to period.

General and Administrative Expenses

General and administrative costs were approximately $8.1 million for the three months ended June 30, 2010, as compared to approximately $4.2 million for the same period in 2009.

The increase in general and administrative expenses of approximately $3.9 million, or 91%, for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily due to an increase in executive compensation expense, the majority of which consisted of non-cash stock based compensation expense, associated with recent changes in management. Non-cash stock based compensation expense increased by approximately $1.7 million for the three months ended June 30, 2010, as compared to the same period in 2009. In addition, there was an increase in consulting expenses, primarily associated with business development activities, for the three months ended June 30, 2010, as compared to the same period in 2009.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Other Income/(Expense)

For the three months ended June 30, 2010, we incurred other expense, net of approximately $221,000, as compared to approximately $651,000 in other expense, net for the same period in 2009.

The decrease in other expense, net of approximately $430,000 for the three months ended June 30, 2010, as compared to the same period in 2009, was due to a decrease in interest expense. The decrease in interest expense is the result of a lower average outstanding principal balance of our term loan facility during the three months ended June 30, 2010, as compared to the same period in 2009.

Six Months Ended June 30, 2010 and 2009

Revenues

Total revenues were approximately $49.3 million for the six months ended June 30, 2010, as compared to approximately $37.4 million for the same period in 2009. The increase in 2010 revenue of approximately $11.9 million, or 32%, as compared to the same period in 2009, was due to the full recognition of all co-promotion revenue from net sales of Elestat, an increase in product revenue from net sales of AzaSite and an increase in royalty revenue from net sales of Restasis.

Product sales of AzaSite, net of rebates and discounts, for the six months ended June 30, 2010 were approximately $18.3 million, as compared to approximately $13.8 million for the same period in 2009. The increase in revenue for AzaSite of approximately $4.5 million, or 33%, for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to increased patient usage of AzaSite and an increase in prescribers of AzaSite, as evidenced by an increase in prescriptions year-over-year, as well as price increases for the product between the periods. Additionally, approximately $1.0 million of revenue from net sales of AzaSite was associated with hospital usage of AzaSite during a temporary supply shortage of erythromycin ophthalmic ointment. The erythromycin ophthalmic ointment supply shortage began in the third quarter of 2009 and was resolved in the first quarter of 2010.

Our reserves related to rebates and discounts for the six months ended June 30, 2010 were not significantly impacted by the new U.S. healthcare reform legislation passed in March 2010 and those provisions of the legislation that became effective during the first quarter of 2010. We do not expect our 2010 AzaSite revenues to be significantly impacted by the new legislation, however we do expect future sales of AzaSite to be impacted by the provisions of the new legislation that become effective in 2011.

Total co-promotion and royalty revenue for the six months ended June 30, 2010 was approximately $31.0 million, comprised of approximately $21.0 million in royalty revenue from net sales of Restasis and approximately $10.0 million in co-promotion revenue from net sales of Elestat. This compares to approximately $23.6 million for the same period in 2009, comprised of approximately $17.0 million in royalty revenue from net sales of Restasis and approximately $6.6 million in co-promotion revenue from net sales of Elestat.

For the six months ended June 30, 2010 and 2009, Allergan recorded revenue from net sales of Restasis of approximately $287 million and $231 million, respectively.

For the six months ended June 30, 2009, we deferred approximately $3.3 million of co-promotion revenue associated with net sales of Elestat as the minimum annual target level had not been achieved. Under our agreement with Allergan related to our co-promotion of Elestat, prior to 2010, we were obligated to meet predetermined minimum calendar year net sales target levels, which increased annually through 2009. We were entitled to an escalating percentage of net sales of Elestat based upon predetermined calendar year net sales target levels. Prior to January 1, 2010, we recognized product co-promotion revenue associated with targeted net sales levels for Elestat achieved during that time period and deferred revenue in excess of the sales level achieved. Under the co-promotion agreement with Allergan, calendar year 2009 was the last year that our co-promotion revenues of Elestat were subject to annual minimum target levels. Accordingly, beginning January 1, 2010, all co-promotion revenue from net sales of Elestat is recognized in the same period in which the sales occur.

During the third quarter of 2009, ISTA Pharmaceuticals, Inc. received FDA approval for BepreveTM (bepotastine besilate ophthalmic solution) 1.5% as a twice-daily prescription eye drop treatment for ocular itching associated with allergic conjunctivitis, and began marketing this product in October 2009.

Subject to applicable law, competitors are permitted to submit to the FDA an ANDA for a generic version of Elestat, due to the expiration of the marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008. We are aware that the following companies have filed an ANDA for a generic version of Elestat:

Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc., PharmaForce, Inc. and Sandoz Inc. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov).

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

Our future revenue will depend on various factors including the effectiveness of our commercialization of AzaSite and continued commercial success and duration of commercial exclusivity of Restasis and Elestat. In addition to the foregoing, pricing, rebates, discounts and returns for all products; seasonality of sales of Elestat; the effect of competing products; coverage and reimbursement under commercial or government plans; and the recently passed healthcare reform legislation will impact future revenues. If Allergan significantly under-estimates or over-estimates rebate amounts, there could be a material effect on our revenue. In addition to the continuing sales of AzaSite, Restasis and Elestat, our future revenue will also depend on our ability to enter into additional collaboration agreements, and to achieve milestones under existing or future collaboration agreements, as well as whether we obtain regulatory approvals for our product candidates.

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $6.7 million for the six months ended June 30, 2010, as compared to approximately $4.2 million for the same period in 2009. The increase in cost of sales of approximately $2.5 million, or 58%, as compared to the same period in 2009, was primarily due to increased sales volume of AzaSite, which has resulted in increased royalties, as well as an increase in the royalty rate paid to InSite Vision. In July 2009, our royalty rate to InSite Vision on net sales of AzaSite increased from 20% to 25% in accordance with the terms of our licensing agreement, and will remain at 25% for the remaining term of the licensing agreement. Additionally, the increase in cost of sales during the six months ended June 30, 2010 was due to recording a valuation reserve of approximately $449,000 to inventory, as a result of spoilage of API used to manufacture AzaSite.

Certain costs included in cost of sales are subject to annual increases for which we have limited control. We expect that cost of sales will increase in relation to, but not proportionately to, the increases in revenue from sales of AzaSite.

Research and Development Expenses

Research and development expenses were approximately $21.4 million for the six months ended June 30, 2010, as compared to approximately $25.8 million for the same period in 2009.

The decrease in research and development expenses of approximately $4.4 million, or 17%, for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to the substantial completion of both our Phase 3 trial activities associated with our product candidate, Prolacria, for the treatment of dry eye and our Phase 2 trials researching AzaSite for the treatment of blepharitis in the first quarter of 2010, as well as completion of Phase 1 trial activities related to our glaucoma program in the third quarter of 2009. Additionally, we experienced cost savings due to our elimination of preclinical and drug discovery activities as a result of the restructuring that occurred in the first quarter of 2009. These decreases in expenses were partially offset by increased costs associated with our cystic fibrosis development program, including pre-launch development activities with Novasep associated with developing a secondary commercial supplier of denufosol.

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

Our research and development expenses for the six months ended June 30, 2010 and 2009, and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Six Months Ended June 30,				Cumulative from Inception to
	2010	%	2009	%	June 30, 2010%
Denufosol tetrasodium for cystic fibrosis	$16,870	79	$14,767	57	$111,240	29

AzaSite (1)	1,186	5	855	3	19,716	5

AzaSite for blepharitis	1,044	5	2,233	9	7,424	2

Prolacria (diquafosol tetrasodium) for dry eye disease	755	4	4,050	16	58,327	15

INS115644 and INS117548 for glaucoma and related research and development	129	1	1,180	5	16,576	4

Other research, preclinical and development costs (2)	1,408	6	2,739	10	172,084	45

Total	$21,392	100	$25,824	100	$385,367	100

(1)	Expenses in 2010 include costs associated with new bottle design and development activities.
(2)	Prior to February 2009, other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs as well as costs of discontinued and/or inactive programs. These unallocated costs included personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs. In February 2009, we restructured our operations eliminating our preclinical and molecule discovery activities.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $26.0 million for the six months ended June 30, 2010, as compared to approximately $24.8 million for the same period in 2009.

The increase in selling and marketing expenses of approximately $1.2 million, or 5%, for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to a general increase in personnel related expenses, as well as the timing of certain marketing activities.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches.

In addition, if we in-license or out-license rights to products, our selling and marketing expenses may fluctuate significantly from prior periods.

General and Administrative Expenses

General and administrative costs were approximately $18.3 million for the six months ended June 30, 2010, as compared to approximately $8.1 million for the same period in 2009.

The increase in general and administrative expenses of approximately $10.2 million, or 127%, for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to an increase in executive compensation expense, the majority of which consisted of non-cash stock based compensation expense, associated with recent changes in management. Non-cash stock based compensation expense increased by approximately $5.2 million for the six months ended June 30, 2010, as compared to the same period in 2009. In addition, there was an increase in consulting expenses, primarily associated with business development activities and the CEO transition, for the six months ended June 30, 2010, as compared to the same period in 2009.

Future general and administrative expenses will depend on the level and extent of support required to conduct our future research and development, commercialization, business development, and corporate activities.

Restructuring

In March 2009, we announced that we had restructured our operations, eliminating preclinical and drug discovery activities and refocusing our resources on the development of existing later-stage clinical programs and commercially available products. Significant components of the restructuring charge were one-time termination benefits for employees impacted by the restructuring, estimated costs to write-down idle lab equipment to net realizable value, losses associated with leased lab space that is now vacant, and costs to satisfy contract commitments related to activities and programs no longer associated with our supported programs and on-going operations. In connection with the restructuring, we recorded restructuring charges of approximately $2.0 million for the six months ended June 30, 2009. As of December 31, 2009, all activities associated with the restructuring were substantially completed. There were no restructuring charges for the six months ended June 30, 2010.

Other Income/(Expense)

For the six months ended June 30, 2010, we incurred other expense, net of approximately $538,000, as compared to approximately $1.4 million in other expense, net for the same period in 2009.

The decrease in other expense, net of approximately $852,000 for the six months ended June 30, 2010, as compared to the same period in 2009, was due to a decrease in interest expense. The decrease in interest expense is the result of a lower average outstanding principal balance of our term loan facility during the six months ended June 30, 2010, as compared to the same period in 2009.

Other income/(expense) fluctuates from year to year depending on the level of interest income earned on variable cash and investment balances, realized gains and losses on investments due to changes in fair market value and interest expense on debt. Future other income/(expense) will depend on our future cash and investment balances, the return and change in fair market value on these investments, as well as levels of debt and the associated interest rates.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of equity securities, including private sales of preferred stock and public offerings of common stock and, to a lesser extent, through our term loan facility. We also currently receive product revenue from net sales of AzaSite, royalty revenue from net sales of Restasis, and co-promotion revenue from net sales of Elestat. We do not expect our revenue to exceed our operating expenses in 2010.

As of June 30, 2010, we had net working capital of approximately $83.1 million, a decrease of approximately $2.3 million from approximately $85.4 million at December 31, 2009. The decrease in working capital was principally due to the funding of normal operating expenses associated with commercialization activities and the development of our product candidates, as well as principal and interest payments on our term loan facility. Our principal sources of liquidity at June 30, 2010 were approximately $33.8 million in cash and cash equivalents, approximately $71.5 million in investments, which are considered available-for-sale, and approximately $22.3 million in trade receivables.

In August 2009, we completed a public offering of 25,555,555 shares of our common stock at a price of $4.50 per share for gross proceeds of $115 million. Net proceeds were $109 million, after deducting underwriting discounts and offering expenses.

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $15.4 million remained outstanding as of June 30, 2010. We make scheduled principal and interest payments on a monthly basis and all loan advances made under the agreement have a final maturity date in March 2011. In addition, we are obligated to make a final payment of $1.2 million, equal to 2% of the original principal amount borrowed.

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

Revised 2010 Financial Guidance

Based upon current trends and assumptions, we expect to record 2010 aggregate revenue in the range of $100-$111 million. Co-promotion revenue from net sales of Elestat will be dependent upon the timing of a launch of a generic form of epinastine which we expect may occur in the second half of 2010. Due to uncertainty in our dry eye program and changes in our blepharitis development plans, we have revised our research and development and overall operating expense guidance for 2010. Total 2010 operating expenses are now expected to be in the range of $145-$159 million based on our revised activities. Cost of sales, which includes the amortization of the AzaSite approval milestone and royalty obligations to InSite Vision, is expected to be in the range of $13-$18 million. Total estimated selling and marketing and general and administrative expenses are estimated to be in the range of $48-$53 million and $27-$32 million, respectively. Revised research and development expenses are estimated to be in the range of $48-$60 million. Included within this operating expense guidance are projected stock-based compensation costs of approximately $8-$12 million.

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

Operating cash utilization in 2010 is now expected to be in the range of $53-$65 million, which incorporates $20 million of principal repayment on our outstanding debt. Our need for additional working capital will largely be determined by the commercial success of our products and the successful and timely completion of our development programs. In order for us to continue operations substantially beyond 2011 we will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, (3) out-license rights to certain of our product candidates, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) further restructure our operations. The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. The agreement also includes a subjective acceleration clause which provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. At June 30, 2010, we were in compliance with all of the covenants under our loan and security agreement and project that we will be throughout 2010.

Off Balance Sheet Arrangements

On June 28, 2010, we entered into a lease for approximately 42,850 square feet in Raleigh, North Carolina, which we intend to use as our corporate headquarters. The term of the new lease commences on January 1, 2011 and ends on December 31, 2017.

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

Revenue Recognition

We record all of our revenue from: (1) sales of AzaSite; (2) product co-promotion activities and earned royalties; and (3) collaborative research agreements, when realized or realizable and earned. Revenue is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

Product Revenues

We recognize revenue for sales of AzaSite when title and substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment to wholesalers and distributors. In the United States, we sell AzaSite to wholesalers and distributors, who, in turn, sell to pharmacies and federal, state and commercial health care organizations.

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

Rebates and Chargebacks

Statutory rebates to state Medicaid agencies and Medicare and contractual rebates to commercial managed care organizations are based on statutory or negotiated discounts to AzaSite’s selling price. As it can take up to nine months or more for information to be received on actual usage of AzaSite in managed care and Medicaid and other governmental programs as well as on the total discounts to be reimbursed, we maintain reserves for amounts payable under these programs relating to AzaSite sales.

Chargebacks claimed by wholesalers are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs.

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of our product through private or public benefit plans, and the levels of AzaSite inventory in both the wholesale and retail distribution channel. Other factors that we may consider, if determined relevant, would include price changes from competitors and introductions of generics and/or competitive new products. We acquire prescription utilization data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. We apply these multiple factors, the quantitative historical data along with other qualitative aspects, such as management’s judgment regarding future utilization trends, to the respective period’s sales of AzaSite to determine the rebate accrual and related expense. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from our estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue. As of June 30, 2010 and December 31, 2009, reserves for rebates and chargebacks were $5.9 million and $3.5 million, respectively.

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

As of June 30, 2010 and December 31, 2009, reserves for discounts and other sales incentives were $876,000 and $889,000, respectively.

Product Returns

At the time of sale of AzaSite, we record product return allowances based on our estimate of the portion of sales that will be returned by our customers in the future. The return allowances are established in accordance with our returned goods policy. Our returned goods policy generally allows for returns of AzaSite within an 18-month period, from six months prior to the expiration date and up to 12 months following the expiration date, but may differ from customer to customer, depending on certain factors. Future estimated returns of AzaSite are based primarily on the return data for comparative products and our own historical experience with AzaSite. Historical return data on AzaSite is analyzed on a specific production lot basis. In determining our return allowance we also consider other relevant factors, including:

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

Our estimates of the level of AzaSite inventory in the distribution channel is based on inventory data provided by wholesalers and third-party prescription data. As of June 30, 2010 and December 31, 2009, reserves for returns of AzaSite were $1.9 million and $1.5 million, respectively.

Product Co-promotion and Royalty Revenues

We recognize co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as defined in the applicable agreements, and as reported to us by Allergan. Through the year ended December 31, 2008, we actively promoted both Restasis and Elestat through our commercial organization. As of January 1, 2009, we are no longer responsible for the co-promotion of Restasis, but we continue to receive royalties on Allergan’s net sales of Restasis. Our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and on the underlying terms of our agreements. Allergan recognizes revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The agreements provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and are outside our control. We record a percentage of Allergan’s reported net sales to us for Elestat and Restasis, as co-promotion revenue and royalty revenue, respectively. We receive monthly net sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. We offer and manage certain incentive programs associated with Elestat, which are utilized by us in addition to those programs managed by Allergan. We reduce co-promotion revenue from net sales of Elestat by estimating the portion of sales that are subject to these incentive programs based on information reported to us by our third-party administrator of the incentive programs. The rebates associated with the programs we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion and royalty revenue. Prior to January 1, 2010, under the co-promotion agreement for Elestat, we were obligated to meet predetermined minimum calendar year net sales target levels. If the annual minimum was not achieved, we recorded revenues using a reduced percentage of net sales based upon our level of achievement of the predetermined calendar year net sales target levels. Amounts receivable from Allergan in excess of recorded co-promotion revenue were recorded as deferred revenue. Calendar year 2009 was the last year in which there was a minimum annual net sales target level for Elestat under the co-promotion agreement. Accordingly, effective January 1, 2010, all co-promotion revenue from net sales of Elestat is recognized in the same period in which the sales occur.

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. No collaborative research and development revenue was recognized for the six months ended June 30, 2010 and 2009.

Inventories

Our inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials, which primarily consist of API. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of June 30, 2010 and December 31, 2009, we had net reserves of $250,000 and $25,000, respectively.

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

Impact of Inflation

We do not believe that our operating results have been materially impacted by inflation during the past three years. However, we cannot be assured that our operating results will not be adversely affected by inflation in the future. We will continually seek to mitigate the adverse effects of inflation on the costs of goods and services that we use through improved operating efficiencies and cost containment and periodic price increases for our product.

Impact of Recently Issued Accounting Pronouncements

In April 2010, the FASB issued authoritative guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

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

Healthcare Reform

In March 2010, Congress passed significant health reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “Affordable Care Act” or “ACA”). The legislation is designed to expand access to affordable health insurance through subsidies, Medicaid expansion, and insurance market reforms (including the development of new health benefit exchanges), financed in part through reduced federal health care spending. Among many other things, the ACA makes a number of significant changes affecting pharmaceutical manufacturers.

Although many provisions of the ACA do not take effect immediately, several provisions became effective in the first quarter of 2010. For instance, the ACA provides for increases to the minimum Medicaid rebate percentages from 15.1% to 23.1%, increased “additional rebates” for new formulations of brand name drugs, the establishment of a maximum rebate amount, and the extension of Medicaid rebates to Medicaid managed care organization utilization. In addition, the ACA broadens the definition of “average manufacturer price”, effective October 1, 2010, which in turn may have the effect of increasing Medicaid rebate and Public Health Service section 340B drug discount program payment obligations.

Beginning in 2011, the ACA requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap. Also, beginning in 2011, we will be assessed our share of a new fee assessed on all branded prescription drug and biologics manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year.

The Obama Administration has issued guidance on certain aspects of implementation, including the manufacturer discount program for certain Medicare Part D drugs, which we are assessing. However, details on many other ACA policies have yet to be finalized, including how the annual fee on branded prescription drugs will be calculated and allocated in 2011. We do not expect the provisions that became effective in the first quarter of 2010 to have a significant financial impact on our 2010 revenues from AzaSite sales. We expect future AzaSite revenues to be impacted beginning in 2011 but are unable to adequately assess at this time the extent of the impact of provisions that have not yet gone into effect until additional operational details are available. There can be no assurance that the prescription drug user fees and other ACA provisions yet to be implemented will not impact our financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio and borrowings under our term loan facility.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including U.S. government and agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. As of June 30, 2010, cash equivalents consisted of $12.2 million in a money market account and $17.2 million in money market funds. Our investment portfolio as of June 30, 2010 consisted of corporate notes and bonds, commercial paper, U.S. Government and agency securities, and negotiated certificates of deposit and had an average maturity of less than 12 months, using the stated maturity. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At June 30, 2010, our portfolio of available-for-sale investments consisted of approximately $69.6 million of investments maturing within one year and approximately $1.9 million of investments maturing after one year but within 24 months. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers.

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

Investment Risk

In addition to our normal investment portfolio, we have an investment in Parion Sciences, Inc. of $200,000 as of June 30, 2010. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the Parion Sciences, Inc. securities.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company, and activities currently ongoing at Novasep as part of developing a secondary supplier for denufosol, both of whom are payable in Euros. Additionally, future milestone payments due under the technology license agreement with Yamasa Corporation are payable in Japanese Yen. We have established policies and procedures for assessing market and foreign exchange risk. As of June 30, 2010, we did not have any material foreign currency hedges.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under our agreement with the manufacturer of AzaSite, we are required to purchase a minimum number of units of AzaSite annually, regardless of our ability to sell AzaSite. If we are unable to sell the quantities of AzaSite that we are required to purchase, our inventory of the product will increase and the shelf life of the inventory will be adversely impacted. In such circumstances, we may be required to make price concessions to sell short-dated product or write-off and dispose of expired product, which may have an adverse affect on our AzaSite profitability.

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

Subject to applicable law, competitors are permitted to submit to the FDA an ANDA for a generic version of Elestat, due to the expiration of the marketing exclusivity period for Elestat provided under the Hatch-Waxman Act on October 15, 2008. We are aware that the following companies have filed an ANDA for a generic version of Elestat: Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc., PharmaForce, Inc. and Sandoz Inc. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008, according to the

FDA’s website (www.fda.gov). Also, according to the FDA’s website, in June 2010, PharmaForce, Inc. received tentative approval for its epinastine hydrochloride ophthalmic solution.

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

We depend on three pharmaceutical wholesalers for the vast majority of our AzaSite sales in the United States, and the loss of any of these wholesalers could negatively impact our revenues.

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

If Diquas is not successfully launched and commercialized by Santen in Japan, we may not receive any royalty revenues with respect to the sales of such product.

On April 16, 2010, the Japanese Ministry of Health, Labor and Welfare granted approval of Santen’s application for marketing of Diquas. Santen is solely responsible for commercializing Diquas in Japan. Accordingly, royalty revenues on the net sales of Diquas are dependent on the successful launch and commercialization efforts of Santen, over whom we have no control. Factors that could affect the launch and commercialization of Diquas include:

•	The receipt of pricing approval from the Japanese regulatory authorities;

•	The production of sufficient quantities of the product in order to facilitate the launch of the product and continuously supply the market;

•	The extent and effectiveness of Santen’s sales and marketing efforts; and

•	Satisfaction with existing alternative therapies, including generic or over-the-counter products.

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

The manufacturing of sufficient quantities of new products or product candidates is a time-consuming and complex process. We have no experience or capabilities to conduct the manufacture of any of our product candidates. In order to successfully commercialize AzaSite and continue to develop our product candidates, we need to contract or otherwise arrange for the necessary manufacturing services. There are a limited number of manufacturers that operate under the FDA’s cGMP regulations capable of manufacturing for us or our collaborators. We depend upon third parties for the manufacture of active pharmaceutical ingredients, or API, finished drug products for clinical trials, and for the manufacture of AzaSite. We expect to depend upon third parties for the large-scale manufacture of commercial quantities of any other approved product. This dependence may adversely affect our ability to develop and deliver such products on a timely and competitive basis. Similarly, our dependence on our partners to arrange for their own supplies of finished drug products may adversely affect our operations and revenues. If we, or our partners, are unable to engage or retain third-party manufacturers on a long-term basis or on commercially acceptable terms, our products may not be commercialized as planned, and the development of our product candidates could be delayed.

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

In addition, we rely upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our supply of APIs for both Prolacria and denufosol. We have entered into an agreement with such manufacturer to facilitate the transfer of the current denufosol manufacturing technology, including intellectual property, to an additional manufacturer and thus enable a two-supplier strategy for denufosol API. However, we have not yet entered into an agreement with a secondary supplier for denufosol. Delays in any aspect of implementing the manufacturing process could cause significant development delays and increased costs.

It would be time consuming and costly to identify and qualify new sources for manufacture of APIs or finished products. If our vendors were to terminate our arrangement or fail to meet our supply needs we might be forced to delay our development programs and/or be unable to supply products to the market, which could delay or reduce revenues and result in loss of market share.

We do not have a commercial supply agreement with a vendor for the manufacture of denufosol.

Yamasa Corporation is the manufacturer of the clinical supplies of denufosol. In addition, we have entered into a technical transfer and development agreement with Novasep for the purpose of establishing and validating another source of supply for denufosol. We are in the process of negotiating agreements with each of these vendors with respect to the commercial supply of denufosol. We may not be able to enter into such agreements on commercially acceptable terms, if at all.

A failure to negotiate commercial supply agreements on acceptable terms and in a timely manner could result in a delay in the launch of denufosol and adversely affect product sales.

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

We are currently engaged in discussions with Allergan with respect to several points of debate regarding the License, Development and Marketing Agreement, dated June 22, 2001, as amended, between Inspire and Allergan, including the status of the Prolacria development program, Inspire’s rights to Restasis royalties including co-promotion rights, and related rights and obligations of the parties under the agreement. If Inspire and Allergan can not agree to the direction of the Prolacria development program, or Restasis promotion and royalties, the parties may choose to amend the agreement or be forced to arbitrate any dispute in accordance with the terms of the agreement. Among other possible results, any resolution of the disagreements could: (i) impact our Restasis royalties; (ii) impact our Restasis co-promotion rights; (iii) impact our rights to Prolacria; or (iv) result in a termination of the agreement. As a result, the outcome of arbitration or other resolution could have a material adverse effect on our business, results of operations, cash flows and liquidity.

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

In order to achieve broad market acceptance of our product candidates, we may need to develop, alone or with others, alternate dosing regimens and methods for administering our products. For example, in our current clinical trials, denufosol for the treatment of cystic fibrosis is administered by a standard nebulizer three times per day, but clinical data from our TIGER-1 clinical trial indicated that patients in that study administered the drug only 2.7 times per day, on average. Patients may prefer a smaller, more portable device or less frequent dose administration. Development of a smaller more portable device for denufosol would require compliance with regulations that differ from drug regulations, which would increase the cost of development. In addition, we intend that Prolacria will be applied from a vial containing a single day’s dosage of non-preserved medication. Patients may prefer to purchase preserved medication for multiple doses. Neither we nor Allergan have established a plan to develop a multi-dose formulation or a new medical device for use with such a formulation.

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

Clinical trials are expensive and are often lengthy. They require appropriate identification of optimal treatment regimens and relevant patient population, adequate supplies of drug product, monitoring and auditing, and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

•	The size and availability of the relevant patient population;

•	The nature of the protocol;

•	The proximity of patients to clinical sites;

•	The eligibility criteria for the clinical trial;

•	The perceived benefit of participating in a clinical trial; and

•	IRB approval.

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

Clinical trials and clinical trial results must be posted on a public, government run database, which provides competitors with information about our commercial plans to our disadvantage.

The FDA Amendments Act of 2007 requires drug and device companies to list all clinical trials to inform patients of the existence and eligibility requirements for clinical trials. Prior to the enactment of this law, such information was considered confidential and exempt from public disclosure. In addition, this law requires companies to post on a government run public database, www.clinicaltrials.gov, the results of all clinical trials. Clinical trial results, including results that were not required to be submitted to the FDA, also had been considered confidential. Such material could provide our competitors with information about drug development very early in the development process, thus giving competitors a possible advantage in developing their own marketing strategy.

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

Additional authority to take post-approval actions was given to the FDA under the FDA Amendments Act of 2007. The FDA is authorized to revisit and change its prior determinations if new information raises questions about our product’s safety profile. The FDA is authorized to impose additional post-marketing requirements, such as development of a risk evaluation and mitigation strategy which could include additional monitoring of post-approval adverse events, providing additional patient safety information, and adding warnings, precautions, and other safety information to the labeling. Failure to implement such requirements could result in corrective actions, fines, withdrawal of marketing approval, or any combination of such actions.

In its regulation of drug product advertising and promotional activities, the FDA may issue correspondence to pharmaceutical companies alleging that its advertising, promotional materials or activities are false or misleading and requesting corrective actions to remove and mitigate claims made in such materials. Pharmaceutical advertising and promotional activity must be true, fairly balanced between benefits and risks, provide adequate risk information, and be within the labeled indications. Drug manufacturers are prohibited from promoting unapproved, investigational drug products, and any approved and marketed drug product for a use that is not on the approved labeling; however, healthcare professionals are free to use the product for any use that, in the judgment of the healthcare professional, may be appropriate for any individual patient. The FDA and the Office of the Inspector General (“OIG”) in the Department of Health and Human Services (“HHS”) have the power to impose a wide array of sanctions on companies for advertising practices that are found to be false or misleading, do not include adequate risk information, or promote an unapproved or off-label use and, if we were to receive correspondence from the FDA or the OIG alleging such practices, it may be necessary for us to:

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

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary Medicare outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services within HHS and is implemented and operated by private sector Part D plan sponsors. Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage and impose prior authorization and other coverage restrictions, and negotiate payment levels with drug manufacturers that may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements can vary, which could influence which products are recommended by physicians and selected by patients. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors under the program, and as discussed below, Congress recently enacted specific Part D changes to be implemented in the future

Allergan is responsible for the implementation of the Medicare Part D program as it relates to Restasis and Elestat and has contracted with Part D plan sponsors to cover such drugs under the Part D benefit. We are responsible for contracting with Part D plan sponsors with respect to AzaSite. There is no assurance that any drug that we co-promote or sell will be covered by drug plans participating under the Medicare Part D program or, if covered, what the terms of any such coverage will be, or that the drugs will be reimbursed at amounts that reflect current or historical payment levels. Our results of operations could be materially adversely affected by the reimbursement changes associated with the Medicare prescription drug program or by changes in the formularies or price negotiations with Part D drug plans. To the extent that private insurers or managed care programs follow Medicare coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting similar lower payment.

Our products also can be impacted by state and federal legislative and regulatory changes in Medicaid reimbursement policy and in mandated levels of Medicaid drug rebates paid by pharmaceutical manufacturers. In March 2010, Congress passed significant health reform legislation, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “ACA”). The legislation is designed to expand access to affordable health insurance through subsidies, Medicaid expansion, and insurance market reforms (including the development of new health benefit exchanges), financed in part through reduced federal health care spending.

Among many other things, the ACA makes a number of significant changes affecting pharmaceutical manufacturers. For instance, the ACA provides for increases to the minimum Medicaid rebate percentages from 15.1% to 23.1%, increased “additional rebates” for new formulations of brand name drugs, the establishment of a maximum rebate amount, and the extension of Medicaid rebates to Medicaid managed care organization utilization. In addition, the ACA broadens the definition of “average manufacturer price”, which in turn may have the effect of increasing Medicaid rebate and Public Health Service section 340B drug discount program payment obligations. Likewise, many states are facing serious budgetary pressures that could lead to adoption of additional cost-containment measures, including provisions aimed at reducing Medicaid drug prices. There can be no assurances that new state policies will not lower Medicaid reimbursement levels for our products.

The ACA also requires drug manufacturers to provide a 50% discount on brand-name prescriptions filled in the Medicare Part D “coverage gap”. The legislation also provides a $250 payment to Part D beneficiaries who reach the coverage gap during 2010, and mandates the gradual elimination of the coverage gap, beginning in 2011 and finishing in 2020. Moreover, the ACA reduces Part D premium subsidies for higher-income beneficiaries, expands medication therapy management requirements, and makes a number of other revisions to Part D program requirements. In addition, the ACA: extends the 340B program to additional entities, expands oversight of the 340B program, and increases manufacturer reporting requirements; creates an Independent Payment Advisory Board to develop recommendations to reduce Medicare spending under certain circumstances with such recommendations to go into effect automatically unless Congress adopts alternative savings; expands public disclosure requirements regarding drug manufacturer financial arrangements with physicians; and establishes a licensure pathway for generic versions of biologics. Further, beginning in 2011, manufacturers and importers of branded prescription drugs and biologics will be assessed an annual “fee” ($2.5 billion in 2011 and increasing amounts in subsequent years up to $4.2 billion in 2018 and $2.8 billion annually thereafter), with individual company allocations to be determined by the Secretary of the Treasury, based generally on market share. There can be no assurances that implementation of the new health reform legislation will not have an adverse impact on revenues, as well as reimbursement and/or coverage of our products. Likewise, the potential for adoption of health care reform or other cost-control proposals on a state-by-state basis could impact our reimbursement levels and require us to develop state-specific marketing and sales approaches. Further, a number of states require disclosure of financial arrangements with physicians, marketing expenditures, and the like, and other states may do so in the future; our failure to comply with these as well as the federal disclosure requirements could have an adverse impact.

Congress also has enacted the American Recovery and Reinvestment Act, which included a major expansion of federal efforts to compare the effectiveness of different medical treatments, including pharmaceuticals, which eventually could impact Medicare and private payer coverage and payment policies. This comparative effectiveness initiative was expanded by the ACA, and can include studies regarding the comparative clinical effectiveness of drugs. The federal government may consider additional proposals that could lead to coverage or reimbursement constraints and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the impact on our business of future legislative and regulatory changes.

We are subject to “fraud and abuse” and similar government laws and regulations, and a failure to comply with such laws and regulations, or an investigation into our compliance with such laws and regulations, or a failure to prevail in any litigation related to noncompliance, could harm our business.

We are subject to multiple state and federal laws pertaining to health care fraud and abuse. Pharmaceutical pricing, sales, and marketing programs and arrangements, and related business practices in the health care industry generally are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial, and administrative entities. Many health care laws, including the federal and state anti-kickback laws and federal and state statutory and common law false claims laws, have been construed broadly by the courts and permit government entities to exercise considerable discretion. Further, ACA contains a number of provisions strengthening the scope of the federal laws, including making a violation under the federal anti-kickback law a predicate action for violation of the federal False Claims Act and expanding the authority for Medicaid exclusions. Further, ACA provides that a person need not have actual knowledge of the anti-kickback law, among others, or a specific intent to commit a violation of the law, to be found in violation of it. The ACA also applies the False Claims Act to payments made through new health benefits exchanges if the payments include any federal funds. In the event that government entities believed that wrongdoing had occurred, such entities could institute civil, administrative, or criminal proceedings which, if instituted and resolved unfavorably, could subject us to substantial fines, penalties, and injunctive and administrative remedies, including exclusion from government reimbursement programs. We cannot predict whether investigations or enforcement actions would affect our marketing or sales practices. Any such result could have a material adverse impact on our results of operations, cash flows, financial condition, and our business. Such investigations and enforcement actions could be costly, divert management’s attention from our business, and result in damage to our reputation. We cannot guarantee that measures that we have taken to prevent violations, including our corporate compliance program, will protect us from future violations, lawsuits or investigations by governmental entities or private whistleblowers. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant negative impact on our business, including the imposition of significant fines or other sanctions.

Failure to adequately ensure compliance with applicable laws and regulations may subject us to whistleblower and government actions.

In recent years, pharmaceutical companies have been the targets of extensive whistleblower actions in which the person bringing the action alleges violations of the federal civil False Claims Act or its state equivalent, including allegations that manufacturers aided and abetted in the submission of false claims. These actions have focused on such areas as pricing practices, off-label product promotion, sales and marketing practices, and improper relationships with physicians and other health care professionals, among others. The ACA eliminates a number of jurisdictional bars to bringing a false claims action, and therefore may make it easier for whistleblowers to bring successful actions. If our relationships with health care professionals and/or our promotional or other activities fail to comply with applicable laws, regulations or guidelines, we may be subject to warnings from, or investigative or enforcement action by, regulatory and other federal or state governmental authorities. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies and governmental authorities including, but not limited to, significant financial penalties, manufacturing and clinical trial consent decrees, commercialization restrictions, exclusion from government programs, product recalls or seizures, the imposition of corporate integrity agreements and deferred prosecution agreements, or other restrictions and litigation. Furthermore, there can be no assurance that we will not be subject to a whistleblower or other state or federal investigative or enforcement action at some time in the future. Even an unsuccessful challenge to our operations or activities could prove costly and divert management’s attention.

Risks Associated with Our Business and Industry

If we do not receive timely regulatory approvals of our product candidates and successfully launch such products, we may need substantial additional funds to support our expanding capital requirements.

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $72.4 million for the six months ended June 30, 2010 and approximately $129.8 million for the year ended December 31, 2009, respectively. Our cash, cash equivalents and investments totaled approximately $106.2 million on June 30, 2010. Based on current operating plans, we expect our cash and investments to provide liquidity beyond 2011.

We expect that our capital and operating expenditures will continue to exceed our revenue over the next several years as we conduct our research and development and commercial activities. Many factors will influence our future capital requirements, including:

•	The number, breadth and progress of our research and development programs;

•	The level of activities relating to commercialization of our products;

•	The ability to attract collaborators for our products and establish and maintain those relationships;

•	Achievement of milestones under our existing or future collaborations and licensing agreements;

•	Progress by our collaborators with respect to the development of product candidates;

•	Competing technological and market developments;

•	The timing and terms of any business development activities;

•	The timing and amount of debt repayment requirements;

•	The costs involved in defending any litigation claims against us;

•	The costs involved in responding to government, the Financial Industry Regulatory Authority, Inc., or other applicable investigations against us; and

•	The costs involved in enforcing patent claims and other intellectual property rights.

In addition, our capital requirements will depend upon:

•	The level of sales generated for AzaSite;

•	The receipt of revenue from Allergan on net sales of Restasis;

•	The timing of the introduction of a generic form of Elestat;

•	The receipt of revenue from wholesalers and other customers on net sales of AzaSite;

•	The receipt or payment of milestone payments under our current collaborative agreements and any future collaborations;

•	The ability to obtain approval from the FDA for our product candidates; and

•	Payments from existing and future collaborators.

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

We recognize co-promotion revenue based on Allergan’s net sales of Elestat and royalty revenue based on Allergan’s net sales of Restasis, as defined in the agreements and as reported to us by Allergan. Accordingly, our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control and the underlying terms of our agreements. Allergan’s filings with the SEC indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. All of our co-promotion and royalty revenues are currently derived from Allergan’s net sales of Restasis and Elestat as reported to us by Allergan. We are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If Allergan’s reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for previous periods.

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

As of June 30, 2010, we had net borrowings under our term loan facility of approximately $15.4 million. Our term loan facility is collateralized by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain minimum liquidity levels based on the balance of the outstanding advances. The agreement also includes a subjective acceleration clause that provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The agreement may affect our operations in several ways, including the following:

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

We have experienced significant losses since inception. We incurred net losses of approximately $23.6 million for the six months ended June 30, 2010 and approximately $40.0 million for the year ended December 31, 2009, respectively. As of June 30, 2010, our accumulated deficit was approximately $424.1 million. We currently expect to incur operating losses over the next several years. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

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

We depend on the principal members of our management and scientific staff, including Adrian Adams, our President and Chief Executive Officer and a director, and Thomas R. Staab, II, our Chief Financial Officer and Treasurer. If these people leave us, we may have difficulty conducting our operations. Our future success will depend in part on our ability to attract, hire or appoint, and retain additional personnel skilled or experienced in the pharmaceutical industry. There is significant competition for such qualified personnel and we may not be able to attract and retain such personnel.

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

Our business and competitive position depends on our ability to continue to develop and protect our products and processes, proprietary methods and technology and to prevent others from infringing on our patents, trademarks and other intellectual property rights. Upon the expiration or loss of patent protection for a product, we or our applicable collaborative partners may lose a significant portion of sales of that product in a short period of time as other companies manufacture generic forms of the previously protected product or manufacture similar products at lower cost, without having had to incur significant research and development costs in formulating the product. Therefore, our future financial success may depend in part on our and our partners obtaining patent protection for technologies incorporated into our products. We cannot be assured that such patents will be issued, or that any existing or future patents will be of commercial benefit. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents will afford, and we cannot be assured that any such patents will not be successfully challenged in the future. If we are unsuccessful in obtaining or preserving patent protection, or if any of our products rely on unpatented proprietary technology, we cannot be assured that others will not commercialize products substantially identical to those products. We also believe that the protection of our trademarks is an important factor in product recognition and in our ability to maintain or increase market share. If we do not adequately protect our rights in our various trademarks from infringement, their value to us could be lost or diminished, seriously impairing our competitive position. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

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

Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates or technologies at any time. If we must defend a patent suit, or if we choose to initiate a suit to have a third-party patent declared invalid, or allege infringement of our patents, we may need to make considerable expenditures of money and management time in litigation. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. We may be accused of patent infringement at any time. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others. Initiation of litigation may result in considerable expenditures of money and management time and may result in our patents being declared invalid. Further, we may need to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine the priority of invention of any of our technologies.

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

Manufacturing, marketing and sale of our products or conducting clinical trials of our product candidates may expose us to liability claims from the use of those products and product candidates. Product liability claims could result in the imposition of substantial liability on us, a recall of products, or a change in the indications for which they may be used. Although we carry product liability insurance and clinical trial liability insurance, we, or our collaborators, may not maintain sufficient insurance to cover these potential claims. We do not have the financial resources to self-insure and it is unlikely that we will have these financial resources in the foreseeable future. If we are unable to protect against potential product liability claims adequately, we may find it difficult or impossible to continue to commercialize our products or the product candidates we develop. If claims or losses exceed our liability insurance coverage, there could be a resulting material adverse effect on our business.

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

Warburg Pincus Private Equity IX, L.P., or Warburg, holds 22,907,488 shares of our common stock, which represented approximately 28% of our outstanding common stock as of June 30, 2010. Warburg and its affiliates may acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities, without triggering the provisions of our stockholder rights plan. Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, Jonathan S. Leff serves as a Class C member of the Board of Directors. Pursuant to a Securities Purchase Agreement, dated July 17, 2007, for so long as Warburg owns at least 10% of the shares of common stock issued upon the exchange of Exchangeable Preferred Stock it acquired in July 2007, it will have subscription rights to acquire a pro rata amount of future issuances of equity securities by us, subject to certain exceptions. As a result of the foregoing, Warburg is able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of June 30, 2010, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 43% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of June 30, 2010, there were 82,822,007 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

As of June 30, 2010, there were 13,117,918 stock options and restricted stock units outstanding and 8,448,927 shares available for issuance under our Amended and Restated 2010 Equity Compensation Plan. Except with respect to 8,250,000 additional shares of common stock issuable under our Amended and Restated 2010 Equity Compensation Plan that was approved by our stockholders on June 3, 2010, which we intend to register in 2010, the shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

Our employees are covered under Change in Control Severance Benefit Plans which provide severance benefits in the event of a change of control that occurs prior to July 8, 2010, and in the event they are terminated after a change in control occurring on or after July 8, 2010. In addition, Mr. Adams’ and Mr. Koven’s Executive Employment Agreements provide for severance benefits in the event of a change of control. These arrangements would increase the acquisition costs to a purchasing company that triggers the change in control provisions and as a result, may discourage, delay or prevent a change in control.

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

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder”, we may not enter a “business combination” with that person for three years without special approval, which could discourage a third party from making a take-over offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203. In connection with our prior sale of stock to Warburg, we agreed to waive Warburg’s acquisition of securities from the provisions of Section 203 of the Delaware General Corporation Law.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2010).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.4	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and Andrew I. Koven, made as of April 2, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2010).

10.2	Stock Option Agreement by and between Inspire Pharmaceuticals, Inc. and Andrew I. Koven, effective as of May 10, 2010 (Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010).

10.3	Form of Restricted Stock Unit Agreement by and between Inspire Pharmaceuticals, Inc. and Andrew I. Koven, effective as of May 19, 2010 (Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010).

10.4	Amended and Restated 2010 Equity Compensation Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 8, 2010).

10.5*	First Amendment to Development, License and Supply Agreement, dated June 8, 2010, by and between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co. Ltd.

10.6	Lease Agreement between Inspire Pharmaceuticals, Inc. and Brier Creek Corporate Center Associates Limited Partnership dated as of June 28, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2010).

10.7	Separation of Employment and Consulting Agreement by and between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa, dated as of June 29, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2010).

10.8	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell, dated as of July 7, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010).

10.9	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and Joseph K. Schachle, dated as of July 7, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2010).

10.10	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi, dated as of July 7, 2010 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 13, 2010).

10.11	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II, dated as of July 7, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 13, 2010).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to a portion of this Exhibit.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: August 5, 2010	By:	/s/ Adrian Adams
Adrian Adams
President & Chief Executive Officer (principal executive officer)

Date: August 5, 2010	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer (principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2010).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

3.3	Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 7, 2003).

3.4	Certificate of Amendment to Certificate of Designations of Series H Preferred Stock of Inspire Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 23, 2007).

10.1	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and Andrew I. Koven, made as of April 2, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2010).

10.2	Stock Option Agreement by and between Inspire Pharmaceuticals, Inc. and Andrew I. Koven, effective as of May 10, 2010 (Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010).

10.3	Form of Restricted Stock Unit Agreement by and between Inspire Pharmaceuticals, Inc. and Andrew I. Koven, effective as of May 19, 2010 (Incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed on May 19, 2010).

10.4	Amended and Restated 2010 Equity Compensation Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 8, 2010).

10.5*	First Amendment to Development, License and Supply Agreement, dated June 8, 2010, by and between Inspire Pharmaceuticals, Inc. and Santen Pharmaceutical Co. Ltd.

10.6	Lease Agreement between Inspire Pharmaceuticals, Inc. and Brier Creek Corporate Center Associates Limited Partnership dated as of June 28, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2010).

10.7	Separation of Employment and Consulting Agreement by and between Inspire Pharmaceuticals, Inc. and Benjamin R. Yerxa, dated as of June 29, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2010).

10.8	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and R. Kim Brazzell, dated as of July 7, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2010).

10.9	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and Joseph K. Schachle, dated as of July 7, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2010).

10.10	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and Joseph M. Spagnardi, dated as of July 7, 2010 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 13, 2010).

10.11	Executive Employment Agreement, between Inspire Pharmaceuticals, Inc. and Thomas R. Staab, II, dated as of July 7, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 13, 2010).

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to a portion of this Exhibit.