Form 10-Q
period 2010-09-30
INSPIRE PHARMACEUTICALS INC
filed 2010-11-05
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-31135

INSPIRE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3209022 (I.R.S. Employer Identification No.)

4222 Emperor Boulevard, Suite 200 Durham, North Carolina (Address of Principal Executive Offices)	27703 (Zip Code)

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

As of September 30, 2010, there were 82,840,320 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

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

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$39,699	$52,256
Investments	58,951	54,367
Trade receivables, net	23,111	22,682
Prepaid expenses and other receivables	3,790	5,479
Inventories, net	747	1,717
Other assets	23	153

Total current assets	126,321	136,654

Property and equipment, net	5,243	4,429
Assets held-for-sale	152	402
Investments	200	21,861
Restricted deposits	615	615
Intangibles, net	13,552	14,748
Other assets	199	61

Total assets	$146,282	$178,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,761	$10,056
Accrued expenses	28,447	21,246
Short-term debt	10,369	19,940

Total current liabilities	47,577	51,242

Long-term debt	—	5,235
Other long-term liabilities	1,915	3,125

Total liabilities	49,492	59,602

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 82,840 and 82,346 shares issued and outstanding, respectively	83	82
Additional paid-in capital	528,217	519,462
Accumulated other comprehensive income	127	68
Accumulated deficit	(431,637)	(400,444)

Total stockholders’ equity	96,790	119,168

Total liabilities and stockholders’ equity	$146,282	$178,770

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Product sales, net	$11,131	$9,041	$29,448	$22,814
Product co-promotion and royalty	15,601	16,127	46,624	39,736

Total revenue	26,732	25,168	76,072	62,550

Operating expenses:
Cost of sales	3,689	3,032	10,398	7,277
Research and development	11,937	15,300	33,329	41,124
Selling and marketing	12,363	11,323	38,399	36,132
General and administrative	6,174	3,410	24,474	11,463
Restructuring	—	35	—	2,014

Total operating expenses	34,163	33,100	106,600	98,010

Loss from operations	(7,431)	(7,932)	(30,528)	(35,460)

Other income/(expense):
Interest income	147	151	472	470
Interest expense	(274)	(712)	(1,142)	(2,421)
Gain on investments	—	—	5	—

Other expense, net	(127)	(561)	(665)	(1,951)

Net loss	$(7,558)	$(8,493)	$(31,193)	$(37,411)

Basic and diluted net loss per common share	$(0.09)	$(0.12)	$(0.38)	$(0.61)

Weighted average common shares used in computing basic and diluted net loss per common share	82,825	71,168	82,655	61,564

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net loss	$(31,193)	$(37,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,331	1,481
Depreciation of property and equipment	788	571
Asset impairment	219	484
Loss/(gain) on disposal of property and equipment, net	72	(1)
Gain on investments	(5)	—
Allowance for doubtful accounts	18	3
Inventory reserve	421	—
Stock-based compensation expense	9,050	3,738
Changes in operating assets and liabilities:
Trade receivables	(447)	(3,817)
Prepaid expenses and other receivables	1,597	(632)
Inventories	549	(728)
Other assets	(143)	—
Accounts payable	(113)	2,136
Accrued expenses and other liabilities	5,469	5,665
Deferred revenue	—	1,219

Net cash used in operating activities	(12,387)	(27,292)

Cash flows from investing activities:
Purchase of investments	(22,645)	(60,776)
Proceeds from sale of investments	39,786	19,526
Purchase of property and equipment	(2,391)	(1,158)
Proceeds from sales of property and equipment	180	—

Net cash provided by/(used in) investing activities	14,930	(42,408)

Cash flows from financing activities:
Proceeds from the sale of common stock, net	—	109,000
Proceeds from exercise of common stock options	560	261
Payments related to net settlement of employee stock-based awards	(854)	—
Payments on notes payable and capital lease obligations	(14,806)	(13,685)

Net cash provided by/(used in) financing activities	(15,100)	95,576

Increase/(decrease) in cash and cash equivalents	(12,557)	25,876
Cash and cash equivalents, beginning of period	52,256	58,488

Cash and cash equivalents, end of period	$39,699	$84,364

Supplemental disclosure of non-cash investing activities:
Capitalized equipment acquired, not paid	$—	$555

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

Inspire has incurred losses and negative cash flows from operations since inception. Based on current operating plans, the Company expects it has sufficient liquidity to continue its planned operations beyond 2011. The Company’s liquidity needs will largely be determined by the commercial success of its products and key development and regulatory events. In order to continue its operations substantially beyond 2011 it will need to: (1) successfully increase revenues; (2) obtain additional product candidate approvals; (3) out-license rights to certain of its product candidates; (4) raise additional capital through equity or debt financings or from other sources; (5) reduce spending on one or more research and development programs; and/or (6) further restructure its operations. The Company currently receives revenue from sales of AzaSite (azithromycin ophthalmic solution) 1% and its co-promotion of Elestat (epinastine HCl ophthalmic solution) 0.05%, and royalties on Restasis (cyclosporine ophthalmic emulsion) 0.05%. The Company will continue to incur operating losses until revenues reach a level sufficient to support ongoing operations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended September 30, 2010 and 2009 does not include 606 and 535, respectively, and for the nine months ended September 30, 2010 and 2009 does not include 1,010 and 219, respectively, of potential common shares, as their impact would be antidilutive.

Assets Held-For-Sale

In the fourth quarter of 2009, the Company began disposing of its laboratory equipment in connection with the corporate restructuring that occurred in the first quarter of 2009. The assets held-for-sale are reported at the lower of the carrying value or fair value, less costs to sell, and are no longer being depreciated. See Note 7 “Restructuring” and Note 8 “Fair Value Measurements” for additional information.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone payment to InSite Vision Incorporated (“InSite Vision”). The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of September 30, 2010 and December 31, 2009, the Company had $5,448 and $4,252, respectively, in accumulated amortization related to this milestone payment.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of intangible assets based on an analysis of undiscounted cash flows over the remaining amortization period. If the review indicates that carrying values may not be recoverable, the Company would record an impairment charge to reduce the carrying values to the estimated fair value. The Company had no impairments of its intangible assets for the nine months ended September 30, 2010 and 2009.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Debt

In December 2006, the Company entered into a loan and security agreement with two financial institutions, which provided a term loan facility to the Company in an aggregate amount of $40,000. In June 2007, the Company amended the loan and security agreement to enable the Company to draw upon a new supplemental term loan facility in the amount of $20,000, which effectively increased the total term loan facility to $60,000. The Company borrowed the full $60,000 available under the term loan facility. The interest rates associated with the individual borrowings under the facility range from approximately 7.6% to 8.0%. As of September 30, 2010, the Company had net borrowings under the term loan facility of $10,369. The final maturity date for all loan advances under the original term loan facility and the supplemental term loan facility is March 2011. In addition, the Company is obligated to make a final payment of $1,200 equal to 2% of the original principal amount borrowed.

The loan and security agreement contains a financial covenant that requires the Company to maintain certain levels of liquidity based on its cash, investment and accounts receivable balances, as well as negative covenants that may limit the Company from assuming additional indebtedness and entering into other transactions as defined in the agreement. In addition to other financial and non-financial covenants within the agreement, the agreement contains a subjective acceleration clause such that repayment could be accelerated upon a material adverse change to the business, properties, assets, financial condition or results of operations of the Company. At September 30, 2010, the Company was in compliance with all of the covenants under its loan and security agreement.

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

The Company has categorized and described more fully the following significant sales deductions, all of which involve estimates and judgments, which the Company considers to be critical accounting estimates, and requires it to use information from external sources.

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

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of our product through private or public benefit plans, and the levels of AzaSite inventory in both the wholesale and retail distribution channel. Other factors that the Company may consider, if determined relevant, would include price changes from competitors and introductions of generics and/or competitive new products. The Company acquires prescription utilization data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. The Company applies these multiple factors, the quantitative historical data along with other qualitative aspects, such as management’s judgment regarding future utilization trends, to the respective period’s sales of AzaSite to determine the rebate accrual and related expense. The Company updates its estimates and assumptions each period and records any necessary adjustments to its reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from the Company’s estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue. As of September 30, 2010 and December 31, 2009, reserves for rebates and chargebacks were $7,518 and $3,488, respectively.

Discounts and Other Sales Incentives

Discounts and other sales incentives consist of the following:

•

Prompt pay discounts — Prompt payment discounts are offered to all wholesalers in return for payment within 30 days following the invoice date. The Company records sales of AzaSite net of the discount amount based on historical experience. The Company adjusts the reserve at the end of each reporting period to approximate the percentage discount applicable to the outstanding gross accounts receivable balances.

•

Inventory Management Agreement (“IMA”) Fees — Per contractual agreements with the Company’s largest wholesalers, the Company provides an IMA fee based on a percentage of their purchases of AzaSite. The IMA fee rates are set forth in the individual contracts. The Company tracks sales to these wholesalers

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

each period and accrues a liability relating to the unpaid portion of these fees by applying the contractual rates to such sales.

•

Product coupons and vouchers — Product coupons and vouchers, made available by us online or through pharmacies and prescribing physicians, offer patients the ability to receive free or discounted product. The Company uses a third-party administrator who coordinates program activities and invoices on a periodic basis for the cost of coupons and vouchers redeemed in the period. The Company bases its estimates on the historical coupon and voucher redemption rate of similar programs.

As of September 30, 2010 and December 31, 2009, the Company’s reserves for discounts and other sales incentives were $1,283 and $889, respectively.

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

The Company’s estimates of the level of AzaSite inventory in the distribution channel is based on inventory data provided by wholesalers and third-party prescription data. As of September 30, 2010 and December 31, 2009, reserves for returns of AzaSite were $2,189 and $1,523, respectively.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $127 and $68 of unrealized gains on its investments that are classified as accumulated other comprehensive income at September 30, 2010 and December 31, 2009, respectively. Comprehensive loss consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(7,558)	$(8,493)	$(31,193)	$(37,411)
Adjustment for realized gain in net loss	—	—	(5)	—
Change in unrealized gain on investments	31	(14)	64	176

Total comprehensive loss	$(7,527)	$(8,507)	$(31,134)	$(37,235)

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for its commercial products and product candidates. Allergan is responsible for the manufacturing of both Restasis and Elestat and relies on single source manufacturers for the active pharmaceutical ingredients (“API”) in both products. The Company relies on InSite Vision for the supply of the API for AzaSite, which InSite Vision obtains from a single source manufacturer. The Company is responsible for the remaining finished product manufacturing of AzaSite, for which it relies on a single source manufacturer. Additionally, the Company relies upon a single third party to provide warehousing and distribution services for AzaSite.

The Company relies upon one vendor as the sole manufacturer of the supply of API for both Prolacria and denufosol; however, in March 2010, the Company and Finorga S.A.S. (“Novasep”) entered into a Technical Transfer & Development Services Agreement for the purpose of enabling Novasep to become a qualified manufacturer of the API for denufosol. Pursuant to the terms of the agreement, the Company transferred to Novasep certain technology relating to the manufacture and production of denufosol and granted Novasep a non-exclusive, royalty-free, non-transferable, non-sublicensable license to use certain intellectual property to perform its obligations under the agreement.

Novasep is responsible for procuring, installing at one of its facilities, qualifying and maintaining certain equipment to be used for the manufacture of denufosol API. The manufacturing equipment is owned by the Company and will be used by Novasep for the manufacture of denufosol API. The Company has capitalized the equipment in accordance with US GAAP authoritative guidance. Novasep is responsible for various services relating to process development, process-improvement and scale-up of the manufacturing process for denufosol API, as well as the manufacture of various development, demonstration and validation batches of denufosol API in accordance with current Good Manufacturing Practices and certain legal requirements. The Company was initially obligated to pay an aggregate amount of up to 5,101 Euros. In July 2010, the Company amended the agreement to provide for additional services, increasing the contract obligation by 938 Euros for a total revised contract amount of 6,039 Euros. As of September 30, 2010, the Company had paid 4,522 Euros, or approximately $6,345, to Novasep under the agreement for services provided.

Effective September 25, 2009, the Company and Yamasa Corporation entered into a Technology License Agreement for the Manufacture of Denufosol. The purpose of the agreement is to facilitate the transfer of the current

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

denufosol manufacturing technology, including intellectual property, to an additional and/or alternative manufacturer. In consideration of the grant of rights under the agreement, in October 2009, the Company paid Yamasa three hundred million Japanese Yen, which was approximately $3,302 at the then prevailing exchange rate. Additionally, the Company is obligated to pay Yamasa additional amounts upon the satisfaction of the following conditions: (i) three hundred million Yen within thirty (30) days after the receipt of a process validation report by December 31, 2010 following the successful completion of three validation batches; and (ii) four hundred million Yen within thirty (30) days after both (a) the acceptance of a pre-approval inspection of denufosol at Yamasa by the FDA, and (b) the approval of a New Drug Application of a formulated denufosol drug product at Inspire by the FDA.

Delays in the manufacture or distribution of any product or manufacture of any product candidate could adversely impact the marketing of the Company’s products or the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacturing or the overall product supply chain of Restasis and Elestat.

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 85% of all AzaSite product sales in the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, and accounted for 31% and 27% of the Company’s outstanding trade receivables as of September 30, 2010 and December 31, 2009, respectively. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. All co-promotion and royalty revenues recognized and recorded were from one collaborative partner, Allergan. The Company is entitled to receive co-promotion revenue from net sales of Elestat and royalty revenue from net sales of Restasis under the terms of its collaborative agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan and accounted for 67% and 72% of the Company’s outstanding trade receivables as of September 30, 2010 and December 31, 2009, respectively. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

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

The Company is aware that the following companies have filed an Abbreviated New Drug Application (“ANDA”) for a generic version of Elestat: Apotex, Inc., Cypress Pharmaceutical, Inc., Paddock Laboratories, Inc., PharmaForce, Inc. and Sandoz Inc. The date of submission of the first ANDA filing to the FDA Office of Generic Drugs was October 14, 2008, according to the FDA’s website (www.fda.gov). Also, according to the FDA’s website, in June 2010, PharmaForce, Inc. received tentative approval for its epinastine hydrochloride ophthalmic solution. The Company does not know when the FDA will complete its review of these ANDAs, but it expects that a generic form of epinastine could be launched at any time.

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

In August 2009, the Company completed a public offering of 25,556 shares of its common stock at a price of $4.50 per share, which included the underwriter’s over-allotment allocation of an additional 3,333 shares, for gross proceeds of $115,000. Net proceeds were $109,000, after deducting underwriting discounts and estimated offering expenses, including reimbursing Warburg Pincus Private Equity IX, L.P. (“Warburg”), a related party, for $500 of expenses incurred. Warburg purchased $40,000, or 8,889 shares, of the common stock offering for total holdings of 22,907 shares of the Company’s common stock.

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

The Company’s inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	September 30, 2010	December 31, 2009
Finished Goods	$434	$808
Work-in-Process	138	96
Raw Materials	425	838

Total Inventories	$997	$1,742
Less Valuation Reserve	(250)	(25)

Total Inventories, net	$747	$1,717

During the three months ended June 30, 2010, the Company experienced spoilage of a portion of its azithromycin inventory, which is the API used to manufacture AzaSite. As a result, for the three months ended June 30, 2010, the Company recorded a valuation reserve of approximately $449 to reflect the loss of API and associated manufacturing costs.

6.	Investments

The following is a summary of the Company’s marketable debt securities which are classified as available-for-sale as of September 30, 2010 and December 31, 2009:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of September 30, 2010:
Corporate bonds and commercial paper	$33,773	$95	$(1)	$33,867
U.S. Government agencies	21,551	32	—	21,583
Negotiated certificates of deposit	3,500	1	—	3,501

Total	$58,824	$128	$(1)	$58,951

As of December 31, 2009:
Corporate bonds and commercial paper	$44,702	$88	$(12)	$44,778
U.S. Treasury	5,981	—	(1)	5,980
U.S. Government agencies	12,664	—	(6)	12,658
Negotiated certificates of deposit	12,612	—	—	12,612

Total	$75,959	$88	$(19)	$76,028

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following table shows the gross unrealized losses and fair value of the Company’s investment in marketable debt securities with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009:

	Less than 12 months
	Fair Value	Unrealized Loss
As of September 30, 2010:
Corporate bonds	$2,484	$(1)

Total	$2,484	$(1)

As of December 31, 2009:
Corporate bonds	$20,586	$(12)
U.S. Treasury	5,980	(1)
U.S. Government agencies	9,158	(6)

Total	$35,724	$(19)

The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold its investments until a recovery of fair value, which may be at maturity, the Company does not consider its investments to be other-than-temporarily impaired at September 30, 2010. The Company did not have any investments in marketable debt securities that have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2010 and December 31, 2009. The Company recognized a gain of $5 on the sale of a debt security during the three months ended June 30, 2010. There were no realized gains or losses on the Company’s available-for-sale securities for the year ended December 31, 2009 or any other period in 2010.

As of September 30, 2010 and December 31, 2009, the Company had available-for-sale marketable debt securities with maturities of one year or less of $58,951 and $54,367, respectively. As of September 30, 2010 and December 31, 2009, the Company had available-for-sale marketable debt securities with maturities after one year through five years of $0 and $21,661, respectively.

7.	Restructuring

The Company restructured its operations during the first quarter of 2009, eliminating preclinical and drug discovery activities and refocusing its resources on the development of existing later-stage clinical programs and commercially available products. In connection with the restructuring, the Company recorded restructuring charges of $2,014 for both the nine months ended September 30, 2009 and year ended December 31, 2009. The Company recorded its restructuring activities in accordance with FASB authoritative guidance regarding the accounting for the impairment and disposal of long-lived assets and the accounting for costs associated with exit or disposal activities.

For the year ended December 31, 2009, the Company incurred the following restructuring charges:

•	Employee separation costs of $1,072 consisted of one-time termination benefits, primarily severance costs, associated with the reduction in the Company’s workforce.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

•

Asset impairments of $484 consisted of property and equipment, primarily lab equipment, that was used for discovery and preclinical research activities. The Company performed an impairment analysis and determined that the carrying value of the idle assets exceeded their fair value and recorded an impairment charge of $484. Fair value was based on internally established estimates and the selling prices of similar assets.

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

The Company expects to incur approximately $45 of accretion expense over the term of the lease. As of September 30, 2010 and December 31, 2009, the liability associated with facilities was $37 and $115, respectively, and will be reduced as monthly rental payments are made through the lease term, which ends in January 2011.

As of December 31, 2009, the activities associated with the restructuring were substantially complete and the liabilities associated with employee separation costs and contractual commitments were fully paid.

8.	Fair Value Measurements

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following fair value hierarchy tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Total Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

As of September 30, 2010:
Cash equivalents	$23,119	$20,120	$2,999
Investments - Available-for-sale securities:
U.S. Government agencies	21,583	—	21,583
Corporate bonds and commercial paper	33,867	—	33,867
Negotiated certificates of deposit	3,501	—	3,501

Total	$82,070	$20,120	$61,950

As of December 31, 2009:
Cash equivalents	$41,052	$36,053	$4,999
Investments - Available-for-sale securities:
U.S. Treasury	5,980	5,980	—
U.S. Government agencies	12,658	—	12,658
Corporate bonds and commercial paper	44,778	—	44,778
Negotiated certificates of deposit	12,612	—	12,612

Total	$117,080	$42,033	$75,047

Level 1 cash equivalents consist of investments concentrated in money market funds which are primarily invested in U.S. Treasury securities. Level 2 cash equivalents and available-for-sale securities consist of investments in U.S. government agency securities, corporate bonds and commercial paper and negotiated certificates of deposit. The fair value of these securities is derived using a market approach—i.e., from pricing models that rely on relevant observable market data including interest rates, yield curves, recently reported trades of comparable securities, and benchmark securities.

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

Level 3 Fair Valued Assets

As of September 30, 2010 and December 31, 2009, the Company had laboratory equipment and related assets classified as held-for-sale that are fair valued on a non-recurring basis and are considered Level 3 valuations. During the third quarter of 2010, the Company recorded a final impairment charge of $118 to reduce the value of the laboratory equipment and related assets held-for-sale associated with the restructuring that occurred in 2009 to $0. The Company had previously recorded an impairment charge of $484 in the first quarter of 2009 to reflect the estimated fair value of the idle assets, based on internally established estimates and the selling prices of similar assets and subsequently recorded an additional impairment charge of $100 in the second quarter of 2010. The Company began marketing and disposing of all its laboratory equipment in the fourth quarter of 2009.

In addition, during the third quarter of 2010, the Company began marketing for sale additional lab equipment and related assets. This newly marketed lab equipment and related assets are classified as assets held-for-sale and the Company has not recorded any impairment charges related to this newly marketed lab equipment and related assets.

As of September 30, 2010 and December 31, 2009, the non-recurring fair value amount for the assets held-for-sale was $152 and $402, respectively, which reflect the lower of the carrying value or fair value less costs to sell.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

9.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Research and development	$391	$317	$1,004	$960
Selling and marketing	506	476	1,506	1,360
General and administrative	416	502	6,540	1,418

Total stock-based compensation expense	$1,313	$1,295	$9,050	$3,738

Equity Compensation Plans

The Company’s stock-based compensation plan, the Amended and Restated 2010 Equity Compensation Plan (the “2010 Plan”), allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At September 30, 2010, there were 7,895 shares available for grant as options or other forms of share-based payments under the 2010 Plan.

CEO Transition

In February 2010, the Company’s CEO, Christy Shaffer, resigned from the Company and Adrian Adams was hired as CEO. As part of this transition, certain existing stock options and restricted stock units previously granted to Dr. Shaffer were modified. In addition, Dr. Shaffer was also granted 100 stock options which vested immediately and a stock award for 100 shares of our common stock. The modification of the existing options and the granting of the new awards to Dr. Shaffer resulted in stock-based compensation expense of $0 and $2,230 during the three and nine months ended September 30, 2010, respectively.

As part of his hiring, Mr. Adams was granted 350 stock options. On the date of grant, 25% of these options vested immediately and the remaining 75% will vest ratably over the 36 months following the first anniversary of the effective date of Mr. Adams’ employment. In addition, Mr. Adams was granted an award of 650 restricted stock units. On the date of grant, 25% of these restricted stock units became non-forfeitable or vested and the remaining 75% will become non-forfeitable ratably over the 36 months following the first anniversary of the effective date of his employment. The total value of these awards to Mr. Adams was $5,199, of which $0 and $1,300 was expensed during the three and nine months ended September 30, 2010, respectively.

Additional Sign-On Grants

On May 10, 2010, the Company hired Andrew I. Koven as Executive Vice President and Chief Administrative and Legal Officer. As part of his hiring, Mr. Koven was granted 200 stock options. On the date of grant, 25% of these options vested immediately and the remaining 75% will vest ratably over the 36 months following the first anniversary of the effective date of Mr. Koven’s employment. In addition, Mr. Koven was granted an award of 500 restricted stock units. On the date of grant, 50% of these restricted stock units became non-forfeitable or vested and the remaining 50% will become non-forfeitable ratably over the 36 months following the first anniversary

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

of the effective date of his employment. The total value of these awards to Mr. Koven was $3,725, of which $0 and $1,686 was expensed during the three and nine months ended September 30, 2010, respectively.

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

The table below presents the weighted average expected life of options granted during the period indicated. The risk-free rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds with the expected term of the option granted. The fair value of share-based payments, granted during the period indicated, was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Stock Options for
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.03%	1.94%	1.61%	1.78%
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	71%	69%	71%
Expected life of options (years)	3.8	3.6	4.0	4.0

Weighted average fair value of grants	$2.56	$2.35	$3.04	$2.25

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the stock option activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2009	11,001	$7.47	3.5	$6,503
Granted	2,728	5.82
Exercised	(121)	(4.64)
Forfeited/cancelled/expired	(703)	(11.77)

Outstanding at September 30, 2010	12,905	$6.91	3.3	$9,690

Vested and exercisable at September 30, 2010	8,741	$7.73	2.6	$6,084
Expected to vest at September 30, 2010	12,722	$6.93	3.3	$9,571

Total intrinsic value of stock options exercised for the nine months ended September 30, 2010 was $216. Cash received from stock option exercises for the nine months ended September 30, 2010 was $560. Due to the Company’s net loss position, no windfall tax benefits have been realized during the nine months ended September 30, 2010. As of September 30, 2010, approximately $9,780 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units and Stock Awards

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)

Nonvested Awards at December 31, 2009	70	$4.16
Granted	1,408	5.94
Vested	(459)	(5.93)
Forfeited	—	—

Nonvested Awards at September 30, 2010	1,019	$5.85

Vested and deferred awards at September 30, 2010	150	$4.16

During the nine months ended September 30, 2010, approximately 459 restricted stock units with an aggregate fair value of $2,721 became vested. Restricted stock units outstanding at September 30, 2010 had a weighted-average remaining contractual life of 1.9 years and a total aggregate intrinsic value of $6,952. Restricted stock units outstanding and expected to vest at September 30, 2010 had a weighted-average remaining contractual life of 1.9 years and a total aggregate intrinsic value of $5,722.

Additionally, during the nine months ended September 30, 2010, 100 stock awards were granted. The 100 stock awards were issued, fully vested upon grant, with an aggregate fair value of $627.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT

The discussion herein contains forward-looking statements regarding our financial condition and our results of operations that are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted within the United States, as well as projections for the future. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. We are subject to risks common to biopharmaceutical companies, including risks inherent in our research, development and commercialization efforts, clinical trials, uncertainty of regulatory actions and marketing approvals, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, competition associated with products, potential competition associated with our product candidates and retention of key employees. In order for any of our product candidates to be commercialized, it will be necessary for us, or our collaborative partners, to conduct clinical trials, demonstrate efficacy and safety of the product candidate to the satisfaction of regulatory authorities, obtain marketing approval, enter into manufacturing, distribution and marketing arrangements; and obtain market acceptance and adequate reimbursement from government and private insurers. We cannot provide assurance that we will generate significant revenues or achieve and sustain profitability in the future. In addition, we can provide no assurance that we will have sufficient funding to meet our future capital requirements. Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report which are not historical facts are, or may constitute, forward-looking statements. Forward-looking statements involve known and unknown risks that could cause our actual results to differ materially from expected results. The most significant known risks are discussed in the section entitled “Risk Factors”. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Our revenues are difficult to predict and depend on numerous factors. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite; physician and patient acceptance of AzaSite; competitor response to AzaSite; as well as discounts, pricing and coverage on governmental and commercial formularies, and the recently passed healthcare reform legislation are all factors, among others, that will impact the level of revenue recorded for AzaSite in subsequent periods. Our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and on the underlying terms of our agreements. Our co-promotion and royalty revenues are impacted by the number of governmental and commercial formularies upon which Restasis and Elestat are listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our co-promotion and royalty revenues are the extent and effectiveness of Allergan’s sales and marketing efforts, our sales and marketing efforts, coverage and reimbursement under Medicare Part D and Medicaid programs, the recently passed healthcare reform legislation and the sales and marketing activities of competitors. Additionally, our ability to receive revenues on future sales of AzaSite, Restasis and Elestat are dependent upon the duration of market exclusivity and the strength of patent protection. Revenues related to development activities are dependent upon the progress toward and the achievement of developmental milestones by us or our collaborative partners.

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

OVERVIEW

We are a biopharmaceutical company focused on researching, developing and commercializing prescription pharmaceutical products for ophthalmic and pulmonary diseases. Our goal is to build and commercialize a sustainable portfolio of innovative new products based on our technical, scientific and commercial expertise. Our clinical pipeline includes denufosol tetrasodium for cystic fibrosis in Phase 3 development and AzaSite for blepharitis in Phase 2 development. We receive revenues related to the sale of AzaSite for bacterial conjunctivitis, the co-promotion of Elestat for allergic conjunctivitis and royalties based on net sales of Restasis for dry eye. Our portfolio of products and product candidates include:

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	COLLABORATIVE PARTNER (1)	CURRENT STATUS

Products

AzaSite	Bacterial conjunctivitis	InSite Vision	Promoting

Elestat	Allergic conjunctivitis	Allergan	Co-promoting

Restasis	Dry eye disease	Allergan	Receiving royalty

Diquas	Dry eye disease	Santen Pharmaceutical	Japanese approval (2)

Product Candidates in Clinical Development

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3

Prolacria (diquafosol tetrasodium)	Dry eye disease	None	Phase 3 (3)

DE-089 (diquafosol tetrasodium)	Dry eye disease	Santen Pharmaceutical	Phase 3 (4)

AzaSite	Blepharitis	InSite Vision	Phase 2

INS115644, INS117548	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See Item 1.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2010 for a description of the Amended and Restated License, Development and Marketing Agreement, dated August 19, 2010, relating to diquafosol and Restasis rights and obligations. See Item 1.01 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2010 for a description of the First Amendment to the Development, License and Supply Agreement, dated as of June 3, 2010 related to diquafosol and Diquas rights and obligations. See “Collaborative Agreements” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009 for descriptions of our other agreements with these collaborative partners.
(2)	Santen Pharmaceutical Co., Ltd. has developed a different formulation of diquafosol tetrasodium, which it refers to as Diquas in Japan. In April 2010, Santen announced that the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA) granted approval for Diquas Ophthalmic Solution 3%. The launch date for Diquas in Japan is subject to, among other things, the Japanese pricing approval process.
(3)	In January 2010, we announced that our Phase 3 clinical trial (Trial 03-113) did not meet its primary or secondary endpoints. We are not currently proceeding with the clinical development of Prolacria.
(4)	In November 2010, Santen stated that Phase 3 clinical trials with DE-089 are being conducted in China.

We were incorporated as a Delaware corporation in October 1993 and commenced operations in March 1995. We are currently located in Durham, North Carolina, adjacent to the Research Triangle Park. However, on June 28, 2010, we entered into a lease for approximately 42,850 square feet in Raleigh, North Carolina, which we intend to use as our corporate headquarters. We intend to occupy our new corporate headquarters in January 2011.

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

We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs. According to an Office of Generic Drugs Update presentation made by Gary Buehler, Director, Office of Generic Drugs, on February 16, 2010, at the GPhA Annual Meeting, the ANDA median approval time for the fiscal period ending September 30, 2009 was approximately 26.7 months. We do not know when the FDA will complete its review of the ANDAs relating to a generic version of Elestat and we do not expect to be notified by any party prior to any approval. However, based upon our assessment, we believe it is likely that a generic form of epinastine may be launched at any time. See the risk factor entitled - “When a generic form of Elestat or an over-the-counter form of epinastine ophthalmic solution is introduced into the market, our agreement with Allergan to co-promote Elestat will no longer be in effect, and our revenues from sales of Elestat will be minimal” - for further discussion of the risk related to the ANDA filings.

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

In June 2001, we entered into an agreement with Allergan to develop and commercialize our product candidate, Prolacria (diquafosol tetrasodium), for the treatment of dry eye disease. The agreement also provided that Allergan pay us royalties on net sales of Restasis.

In August 2010, we amended and restated our agreement with Allergan. Under the amended and restated agreement, which runs through December 31, 2020, we are entitled to receive revenues at one global rate based on net sales of Restasis and any other human ophthalmic formulation of cyclosporine owned or controlled by Allergan, with no requirement to co-promote Restasis.

The manufacture and sale of Restasis is protected in the United States by a formulation patent that expires in May 2014.

Diquas

Diquas ophthalmic solution 3% (diquafosol tetrasodium) has been developed by Santen Pharmaceutical Co., Ltd., or Santen, as a treatment for dry eye.

In December 1998, we entered into an agreement with Santen that allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries, and provides for certain milestone payments to be paid to us upon achievement of development milestones by Santen. We are eligible to receive royalties on net sales of Diquas if it is approved for commercialization and launched in Santen’s licensed territories. In April 2010, Santen announced that the Japanese Ministry of Health, Labor, and Welfare (the Japanese equivalent of the FDA) granted approval for Diquas Ophthalmic Solution 3%. The launch date for Diquas in Japan is subject to, among other things, the Japanese pricing approval process.

The manufacture and sale of Diquas is protected in Japan under patents that have claims to the drug substance, the formulation, and method of use that expire in February 2018, subject to any applicable patent restoration that may extend protection up to an additional five years from the date of expiration of the applicable patent, if any, for which restoration is sought.

For a more detailed discussion of the risks associated with these products, please see the Risk Factors located under Part II of this report.

PRODUCT CANDIDATES IN CLINICAL DEVELOPMENT

Denufosol tetrasodium for the treatment of cystic fibrosis

Overview. We are developing denufosol tetrasodium as an inhaled product candidate for the treatment of cystic fibrosis. Denufosol is a novel ion channel regulator targeted as an early disease state intervention that potentially corrects ion transport in patients independent of the class of CFTR defect. Denufosol is designed to enhance airway hydration and mucociliary clearance by increasing chloride secretion, inhibiting sodium absorption and increasing ciliary beat frequency. These integrated pharmacological actions and the potential to reach the small airways are key to maintaining lung function and potentially delaying the progression of lung disease. We believe that our product candidate could be the first FDA-approved product that mitigates the underlying defect in the airways of patients with cystic fibrosis. This product candidate has been granted orphan drug status and fast-track review status by the FDA, and orphan drug status by the European Medicines Agency.

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

A total of 315 out of 352 (89%) patients completed the 24-week placebo-controlled phase of TIGER-1 and had the option to participate in the OLE phase in which all patients received denufosol for an additional 24 weeks. All of the patients but one (n=314) entered the OLE extension. The objective of the OLE phase was to evaluate the long-term safety of denufosol treatment among cystic fibrosis patients with FEV1 ≥ 75% predicted normal. In the TIGER-1 trial, there was no evidence of adverse effects on growth, clinical laboratory values or vital sign assessments with long-term denufosol treatment. Denufosol was well-tolerated over 48 weeks of dosing in the TIGER-1 trial.

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

Additionally, we are conducting DEFY (08-114), a denufosol open-label clinical trial open to eligible patients that complete the year-long TIGER-2 trial. This three year trial will evaluate the potential disease-modifying impact of denufosol on rate of lung function decline. To date, approximately 80% of the patients who were eligible have elected to enroll in DEFY.

We are targeting a potential U.S. commercial launch for denufosol in the 2012 timeframe, assuming (i) the results of TIGER-2 are positive; (ii) we subsequently file a New Drug Application, or NDA, for denufosol with the FDA in the second half of 2011; and (iii) the FDA approves such NDA under a priority review timeline.

Additionally, in connection with our denufosol franchise development activities, in August 2010, we initiated REACH (08-116), the first clinical trial aimed at studying expanded patient populations with denufosol. This clinical trial is a small safety and tolerability clinical trial dosing denufosol tetrasodium in cystic fibrosis patients ages 2-4 years old for seven days. We have completed enrollment in REACH and top-line results are expected in the first quarter of 2011.

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

Estimated subsequent costs necessary to submit an NDA for denufosol for the treatment of cystic fibrosis are projected to be in the range of $8 million to $13 million. This estimate includes completing TIGER-2 as well as conducting any additionally required toxicology studies and other ancillary studies, manufacturing denufosol for clinical trials, producing qualification lots consistent with current Good Manufacturing Practices, or cGMP, standards, salaries for development personnel, other unallocated development costs and regulatory preparation and filing costs. These costs do not include the costs of pre-launch inventory and any product approval milestones payable to Cystic Fibrosis Foundation Therapeutics, Inc. These costs are difficult to project and actual costs could be materially different from our estimate. For example, clinical trials and any other required studies may not proceed as planned, results from ongoing or future clinical trials may change our planned development program, additional Phase 3 clinical trials may be necessary and an anticipated NDA filing could be delayed.

In addition to the activities and costs necessary to submit an NDA for denufosol, we are initiating commercial planning and franchise development activities, including conducting market research, developing manufacturing plans, and expanding our clinical and scientific database on denufosol beyond the TIGER-1 and TIGER-2 pivotal trials. More specifically, these activities would include the DEFY trial discussed above, development of an additional and/or alternative supplier of denufosol, evaluating options for a second generation delivery device and designing potential clinical trials to study a broader patient population, including patients less than 5 years old and/or patients with more impaired lung function (less than 75% predicted normal). The costs of these activities are expected to be significant and could include approximately $8 million in remaining milestone payments due under our technology license agreement with Yamasa Corporation.

We currently plan to retain commercial rights for denufosol for the treatment of cystic fibrosis in North America. We continue to assess the best strategy for developing and commercializing this product candidate outside of North America.

Prolacria (diquafosol tetrasodium) for the treatment of dry eye disease

Overview. Diquafosol tetrasodium is a dinucleotide which functions as an agonist at the P2Y2 receptor and was being developed for the treatment of dry eye disease. Prolacria, the proposed U.S. tradename for diquafosol tetrasodium ophthalmic solution 2%, is designed to stimulate the release of three components of natural tears – mucin, lipids and fluid. The manufacture and sale of Prolacria is protected in the United States under drug substance and formulation patents that expire in July 2016, as well as under use patents that expire in February 2017, subject to any applicable patent restoration that may extend protection up to an additional five years from the date of expiration of the applicable patent, if any, for which restoration is sought.

Under our amended and restated agreement with Allergan, we have sole control over any future Prolacria development and commercialization. We are not currently proceeding with the clinical development of Prolacria. In the event we resume the Prolacria clinical development program and receive regulatory approval for a Prolacria product in a particular country, we will have the option to offer Prolacria commercialization rights to Allergan for such country upon the original commercial terms previously agreed to between us and Allergan. If we choose not to offer Allergan Prolacria commercialization rights with respect to a country, we will receive all the commercialization revenues related to Prolacria in such country and our rights to receive royalties from Allergan based on net sales of Restasis products in such country will terminate.

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

In January 2010, we announced that this Phase 3 clinical trial (Trial 03-113) did not meet its primary endpoint (p = 0.526) or its secondary endpoint (p = 0.368). Given the complexity of this program and the large database of information we have, we are continuing to evaluate potential next steps for the program, but are not currently proceeding with the clinical development of Prolacria.

DE-089 (diquafosol tetrasodium) for the treatment of dry eye disease

Our agreement with Santen allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan, the People’s Republic of China and eight other Asian countries, and provides for certain milestone payments to be paid to us upon achievement of development milestones by Santen. In November 2010, Santen stated that Phase 3 clinical trials with DE-089 are being conducted in China.

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

We plan to initiate an exploratory Phase 2 trial with AzaSite for blepharitis by the end of 2010. This trial plans to enroll up to 300 blepharitis patients with various levels of severity of clinically relevant eyelid margin erythema (or redness) and lid debris. This multi-center trial will be set up to evaluate AzaSite compared to vehicle over four weeks of treatment with an eight-week follow-up period with the goal of informing future trial design. We will be assessing the patient population, length of dosing and measurements of multiple signs and symptoms of blepharitis, including utilizing photographic methods and a centralized reading center. Information from this trial is expected in the second half of 2011.

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

Development Status. In 2007, we initiated a Phase 1 proof-of-concept placebo-controlled, dose-ranging clinical trial (Trial 032-101) for INS115644, the first compound in a series of compounds, in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in IOP. In 2008, we initiated a Phase 1 proof-of-concept placebo-controlled, dose-ranging clinical trial (Trial 037-101) for a second compound, referred to as INS117548, to evaluate the safety, tolerability and IOP-lowering effects of INS117548 in approximately 80 subjects with early stage glaucoma or ocular hypertension.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 and 2009

Revenues

Total revenues were approximately $26.7 million for the three months ended September 30, 2010, as compared to approximately $25.2 million for the same period in 2009. The increase in 2010 revenue of approximately $1.5 million, or 6%, as compared to the same period in 2009, was due to an increase in product revenue from net sales of AzaSite and an increase in royalty revenue from net sales of Restasis, partially offset by a reduction in co-promotion revenue from net sales of Elestat.

Product Sales, net

Product sales of AzaSite, net of sales deductions, for the three months ended September 30, 2010 were approximately $11.1 million, as compared to approximately $9.0 million for the same period in 2009. The increase in revenue for AzaSite of approximately $2.1 million, or 23%, for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to increased patient usage of AzaSite and an increase in prescribers of AzaSite, as evidenced by an increase of prescriptions year-over-year, as well as a price increase effective in February 2010. Additionally, approximately $1.0 million to $1.5 million of revenue from sales of AzaSite for the three months ended September 30, 2009 was associated with hospital usage of AzaSite as a substitute therapy during a temporary supply shortage of erythromycin ophthalmic ointment (0.5%) that was resolved in the first quarter of 2010. For the three months ended September 30, 2010, the average monthly prescriptions per sales force associate and the average monthly prescriptions per targeted physician increased 17% and 10%, respectively, as compared to the same period in 2009.

The increase in AzaSite revenues for the three months ended September 30, 2010, as compared to the same period in 2009, was partially offset by an increase in gross-to-net sales deductions. Total sales deductions as a percentage of gross revenues increased approximately 13%. The impact of the net rate increase as a percentage of gross revenues was approximately $2.2 million in additional provisions for the three months ended September 30, 2010. The increase was primarily attributable to an approximate 10% increase in rebates and discounts due to (1) an increase in the number of formularies that now list AzaSite and (2) the price concessions required to secure this coverage under Medicare and commercial managed care organizations. In addition, we initiated several mail-in rebate and voucher programs. These increases were partially offset by a slight decline in accrual rates for product return allowances. Our reserves related to rebates and discounts for the three months ended September 30, 2010 were not significantly impacted by the new U.S. healthcare reform legislation passed in March 2010 and those provisions of the legislation that became effective during the first quarter of 2010.

For the three months ended September 30, 2010, based on prescription data from IMS Health, there were approximately 182,000 prescriptions written for AzaSite, representing approximately 5% of all prescriptions in the single agent ocular anti-infective market, defined as both branded and generic single-entity ocular antibiotics. In comparison, approximately 125,000 prescriptions were written for AzaSite for the three months ended September 30, 2009, representing approximately 4% of all prescriptions in the single agent ocular anti-infective market. Since launch, actual units of AzaSite dispensed have been higher than the number of prescriptions as reported by IMS Health due to the issuance of multiple unit prescriptions by some physicians. For the three months ended September 30, 2010, the single agent ocular anti-infective market, in terms of prescriptions, increased approximately 3%, as compared to the same period in 2009.

Our market share in eye care specialists was approximately 11% for the three months ended September 30, 2010, as compared to approximately 8% for the same period in 2009. In addition, our market share in our target call audience of eye care specialists was approximately 21% for the three months ended September 30, 2010, as compared to approximately 13% for the same period in 2009.

Product Co-Promotion and Royalty

Total co-promotion and royalty revenue for the three months ended September 30, 2010 was approximately $15.6 million, as compared to approximately $16.1 million for the same period in 2009, representing a decrease of approximately $526,000, or 3%.

Our royalty revenue from net sales of Restasis for the three months ended September 30, 2010 was approximately $11.7 million, as compared to approximately $9.4 million for the same period in 2009. The increase in royalty revenue for Restasis for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to increased patient usage of Restasis, as evidenced by an increase in prescriptions year-over-year, as well as a price increase effective in January 2010. For the three months ended September 30, 2010 and 2009, Allergan recorded revenue from net sales of Restasis of approximately $159 million and $129 million, respectively.

Co-promotion revenue from net sales of Elestat for the three months ended September 30, 2010 was approximately $3.9 million, as compared to approximately $6.7 million for the same period in 2009, or a decrease of approximately 41%. As of January 1, 2010, all co-promotion revenue on Elestat is recorded as the product is sold as we no longer are under contractual minimums requiring revenue deferral. Excluding the impact of recognizing approximately $2.1 million of previously deferred revenue in the third quarter of 2009, Elestat revenue decreased approximately 14% for the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to a lower share of the total U.S. allergic conjunctivitis market, partially offset by a price increase effective in January 2010.

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Based upon national prescription data from IMS Health, for the three months ended September 30, 2010 and 2009, Elestat prescriptions, as a percentage of the total U.S. allergic conjunctivitis market, represented approximately 6% and 7%, respectively, of the total U.S. allergic conjunctivitis market. Based upon monthly data from IMS Health, for the three months ended September 30, 2010, the total U.S. allergic conjunctivitis market, in terms of prescriptions, increased approximately 3%, as compared to the same period in 2009.

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $3.7 million for the three months ended September 30, 2010, as compared to approximately $3.0 million for the same period in 2009. The increase in cost of sales of approximately $657,000, or 22%, as compared to the same period in 2009, was primarily due to increased sales volume of AzaSite, which has resulted in increased royalties due to InSite Vision.

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

Research and Development Expenses

Research and development expenses were approximately $11.9 million for the three months ended September 30, 2010, as compared to approximately $15.3 million for the same period in 2009.

The decrease in research and development expenses of approximately $3.4 million, or 22%, for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to the substantial completion of both our Phase 3 trial activities associated with our product candidate, Prolacria, for the treatment of dry eye and our Phase 2 trials researching AzaSite for the treatment of blepharitis in the first quarter of 2010, as well as completion of Phase 1 trial activities related to our glaucoma program in the third quarter of 2009.

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

Selling and Marketing Expenses

Selling and marketing expenses were approximately $12.4 million for the three months ended September 30, 2010, as compared to approximately $11.3 million for the same period in 2009.

The increase in selling and marketing expenses of approximately $1.1 million, or 9%, for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to a general increase in personnel related expenses, as well as the timing of certain marketing activities.

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

General and Administrative Expenses

General and administrative expenses were approximately $6.2 million for the three months ended September 30, 2010, as compared to approximately $3.4 million for the same period in 2009.

The increase in general and administrative expenses of approximately $2.8 million, or 81%, for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to an increase in (i) executive compensation expense associated with recent changes in management; (ii) consulting expenses, primarily associated with business development activities and; (iii) legal expenses associated with amending and restating our license, development and marketing agreement with Allergan. Furthermore, general and administrative expenses for the prior year period were reduced by a reimbursement of legal expenses of approximately $875,000 from our insurance carrier.

Our general and administrative expenses consist primarily of personnel, facility and related costs for general corporate functions, including business development, finance, accounting, legal, human resources, quality/compliance, facilities and information systems.

Other Income/(Expense)

For the three months ended September 30, 2010, we incurred other expense, net of approximately $127,000, as compared to approximately $561,000 in other expense, net for the same period in 2009.

The decrease in other expense, net of approximately $434,000 for the three months ended September 30, 2010, as compared to the same period in 2009, was due to a decrease in interest expense. The decrease in interest expense is the result of a lower average outstanding principal balance of our term loan facility during the three months ended September 30, 2010, as compared to the same period in 2009.

Nine Months Ended September 30, 2010 and 2009

Revenues

Total revenues were approximately $76.1 million for the nine months ended September 30, 2010, as compared to approximately $62.5 million for the same period in 2009. The increase in 2010 revenue of approximately $13.6 million, or 22%, as compared to the same period in 2009, was due to an increase in product revenue from net sales of AzaSite, an increase in royalty revenue from net sales of Restasis and the full recognition of all co-promotion revenue from net sales of Elestat.

Product sales of AzaSite, net of sales deductions, for the nine months ended September 30, 2010 were approximately $29.5 million, as compared to approximately $22.8 million for the same period in 2009. The increase in revenue for AzaSite of approximately $6.7 million, or 29%, for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to increased patient usage of AzaSite and an increase in prescribers of AzaSite, as evidenced by an increase in prescriptions year-over-year, as well as price increases for the product between the periods. Additionally, approximately $1.0 million of revenue from net sales of AzaSite in the first quarter of 2010 was associated with hospital usage of AzaSite during a temporary supply shortage of erythromycin ophthalmic ointment. This compares to approximately $1.0 million to $1.5 million of revenue recognized in the third quarter of 2009 associated with hospital usage of AzaSite. The erythromycin ophthalmic ointment supply shortage began in the third quarter of 2009 and was resolved in the first quarter of 2010.

Our reserves related to rebates and discounts for the nine months ended September 30, 2010 were not significantly impacted by the new U.S. healthcare reform legislation passed in March 2010 and those provisions of the legislation that became effective during the first quarter of 2010. We do not expect our 2010 AzaSite revenues to be significantly impacted by the new legislation, however we do expect future sales of AzaSite to be impacted by the provisions of the new legislation that become effective in 2011.

Total co-promotion and royalty revenue for the nine months ended September 30, 2010 was approximately $46.6 million, comprised of approximately $32.7 million in royalty revenue from net sales of Restasis and approximately $13.9 million in co-promotion revenue from net sales of Elestat. This compares to approximately $39.7 million for the same period in 2009, comprised of approximately $26.4 million in royalty revenue from net sales of Restasis and approximately $13.3 million in co-promotion revenue from net sales of Elestat.

In August 2010, we amended and restated our agreement with Allergan. Under the amended and restated agreement, which runs through December 31, 2020, we are entitled to receive revenues at one global rate based on net sales of Restasis and any other human ophthalmic formulation of cyclosporine owned or controlled by Allergan, with no requirement to co-promote Restasis. The royalty rate for Restasis in the United States remains unchanged for 2010. The annual global rate steps down from the 2010 U.S. rate by three percentage points in 2011, a further 0.25 percentage point in 2013 and a final 0.50 percentage point in 2014, remaining at this level through the end of the term in 2020.

For the nine months ended September 30, 2010 and 2009, Allergan recorded revenue from net sales of Restasis of approximately $446 million and $360 million, respectively.

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

The Elestat co-promotion agreement provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA’s Orange Book. Following the termination of such co-promotion agreement, we will no longer have the right to co-promote Elestat. We will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the three successive 12-month periods immediately following the termination of the agreement, Allergan will be obligated to pay to us 20%, 15% and 10%, respectively, on any net sales of Elestat in the United States. We expect any revenue from net sales of Elestat received during this 36-month post-termination period to be minimal. We plan to continue co-promoting and receiving co-promotion revenues on Elestat sales during the FDA’s review period of these ANDAs. We do not know when the FDA will complete its review but we expect that a generic form of epinastine could be launched at any time. Loss of our co-promotion revenue from Elestat will significantly impact our results of operations and cash flows.

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

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $10.4 million for the nine months ended September 30, 2010, as compared to approximately $7.3 million for the same period in 2009. The increase in cost of sales of approximately $3.1 million, or 43%, as compared to the same period in 2009, was primarily due to increased sales volume of AzaSite, which has resulted in increased royalties, as well as an increase in the royalty rate paid to InSite Vision. In July 2009, our royalty rate to InSite Vision on net sales of AzaSite increased from 20% to 25% in accordance with the terms of our licensing agreement, and will remain at 25% for the remaining term of the licensing agreement. Additionally, the increase in cost of sales during the nine months ended September 30, 2010 was due to recording a valuation reserve of approximately $449,000 to inventory, as a result of spoilage of API used to manufacture AzaSite.

Certain costs included in cost of sales are subject to annual increases for which we have limited control. We expect that cost of sales will increase in relation to, but not proportionately to, the increases in revenue from sales of AzaSite.

Research and Development Expenses

Research and development expenses were approximately $33.3 million for the nine months ended September 30, 2010, as compared to approximately $41.1 million for the same period in 2009.

The decrease in research and development expenses of approximately $7.8 million, or 19%, for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to the substantial completion of both our Phase 3 trial activities associated with our product candidate, Prolacria, for the treatment of dry eye and our Phase 2 trials researching AzaSite for the treatment of blepharitis in the first quarter of 2010, as well as completion of Phase 1 trial activities related to our glaucoma program in the third quarter of 2009. Additionally, we experienced cost savings due to our elimination of preclinical and drug discovery activities as a result of the restructuring that occurred in the first quarter of 2009. These decreases in expenses were partially offset by increased costs associated with our cystic fibrosis development program, including pre-launch development activities with Novasep associated with developing an additional and/or alternative commercial supplier of denufosol.

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

Our research and development expenses for the nine months ended September 30, 2010 and 2009, and from the respective project’s inception are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Nine Months Ended September 30,				Cumulative from Inception
	2010	%	2009	%	to September 30, 2010%

Denufosol tetrasodium for cystic fibrosis	$26,363	79	$24,306	59	$120,733	30

AzaSite for blepharitis	1,802	5	4,519	11	8,182	2

AzaSite (1)	1,620	5	1,643	4	20,150	5

Prolacria (diquafosol tetrasodium) for dry eye disease	819	2	5,420	13	58,391	15

INS115644 and INS117548 for glaucoma and related research and development	198	1	1,461	4	16,645	4

Other research, preclinical and development costs (2)	2,527	8	3,775	9	173,203	44

Total	$33,329	100	$41,124	100	$397,304	100

(1)	Expenses in 2010 include costs associated with new bottle design and development activities.
(2)	Prior to February 2009, other research, preclinical and development costs represent all unallocated research and development costs or those costs allocated to preclinical programs as well as costs of discontinued and/or inactive programs. These unallocated costs included personnel costs of our research, preclinical programs, internal and external general research costs and other internal and external costs of other research, preclinical and development programs. In February 2009, we restructured our operations eliminating our preclinical and molecule discovery activities.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $38.4 million for the nine months ended September 30, 2010, as compared to approximately $36.1 million for the same period in 2009.

The increase in selling and marketing expenses of approximately $2.3 million, or 6%, for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to a general increase in personnel related expenses, as well as the timing of certain marketing activities.

Future selling and marketing expenses will depend on the level of our future commercialization activities. We expect selling and marketing expenses will increase in periods that immediately precede and follow product launches. In addition, if we in-license or out-license rights to products, our selling and marketing expenses may fluctuate significantly from prior periods.

General and Administrative Expenses

General and administrative expenses were approximately $24.5 million for the nine months ended September 30, 2010, as compared to approximately $11.5 million for the same period in 2009.

The increase in general and administrative expenses of approximately $13.0 million, or 114%, for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to an increase in executive compensation expense, the majority of which consisted of non-cash stock based compensation expense, associated with recent changes in management. Non-cash stock based compensation expense increased by approximately $5.1 million for the nine months ended September 30, 2010, as compared to the same period in 2009. In addition, there was an increase in consulting expenses, primarily associated with business and corporate development activities and the CEO transition, for the nine months ended September 30, 2010, as compared to the same period in 2009. Furthermore, general and administrative expenses for the prior year period were reduced by a reimbursement of legal expenses of approximately $875,000 from our insurance carrier.

Future general and administrative expenses will depend on the level and extent of support required to conduct our future research and development, commercialization, business development, and corporate activities.

Restructuring

In March 2009, we announced that we had restructured our operations, eliminating preclinical and drug discovery activities and refocusing our resources on the development of existing later-stage clinical programs and commercially available products. Significant components of the restructuring charge were one-time termination benefits for employees impacted by the restructuring, estimated costs to write-down idle lab equipment to net realizable value, losses associated with leased lab space that is now vacant, and costs to satisfy contract commitments related to activities and programs no longer associated with our supported programs and on-going operations. In connection with the restructuring, we recorded restructuring charges of approximately $2.0 million for the nine months ended September 30, 2009. As of December 31, 2009, all activities associated with the restructuring were substantially completed.

Other Income/(Expense)

For the nine months ended September 30, 2010, we incurred other expense, net of approximately $665,000, as compared to approximately $1.9 million in other expense, net for the same period in 2009.

The decrease in other expense, net of approximately $1.3 million for the nine months ended September 30, 2010, as compared to the same period in 2009, was due to a decrease in interest expense. The decrease in interest expense is the result of a lower average outstanding principal balance of our term loan facility during the nine months ended September 30, 2010, as compared to the same period in 2009.

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

As of September 30, 2010, we had net working capital of approximately $78.7 million, a decrease of approximately $6.7 million from approximately $85.4 million at December 31, 2009. The decrease in working capital was principally due to the funding of normal operating expenses associated with commercialization activities and the development of our product candidates, as well as principal and interest payments on our term loan facility. Our principal sources of liquidity at September 30, 2010 were approximately $39.7 million in cash and cash equivalents, approximately $59.0 million in investments, which are considered available-for-sale, and approximately $23.1 million in trade receivables.

In August 2009, we completed a public offering of 25,555,555 shares of our common stock at a price of $4.50 per share for gross proceeds of $115 million. Net proceeds were $109 million, after deducting underwriting discounts and offering expenses.

In December 2006, we entered into a loan and security agreement in order to obtain debt financing of up to $40.0 million to fund in-licensing opportunities and related development. In June 2007, we amended the loan and security agreement to enable us to draw upon a new supplemental term loan facility in the amount of $20.0 million. We have borrowed the full $60.0 million under the term loan facility of which $10.4 million remained outstanding as of September 30, 2010. We make scheduled principal and interest payments on a monthly basis and all loan advances made under the agreement have a final maturity date in March 2011. In addition, we are obligated to make a final payment of $1.2 million, equal to 2% of the original principal amount borrowed.

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

2010 Financial Guidance

Based upon current trends and assumptions, we expect to record 2010 aggregate revenue in the range of $100-$111 million. Co-promotion revenue from net sales of Elestat will be dependent upon the timing of a launch of a generic form of epinastine which could occur at any time. Total 2010 operating expenses are expected to be in the range of $145-$159 million. Cost of sales, which includes the amortization of the AzaSite approval milestone and royalty obligations to InSite Vision, is expected to be in the range of $13-$18 million. Total estimated selling and marketing and general and administrative expenses are estimated to be in the range of $48-$53 million and $27-$32 million, respectively. Research and development expenses are estimated to be in the range of $48-$60 million. Included within this operating expense guidance are projected stock-based compensation costs of approximately $8-$12 million.

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

Operating cash utilization in 2010 is expected to be in the range of $43-$53 million, revised from the prior guidance of $53-$65 million, which incorporates $20 million of principal repayment on our outstanding debt. Our need for additional working capital will largely be determined by the commercial success of our products and the successful and timely completion of our development programs. In order for us to continue operations substantially beyond 2011 we will need to: (1) successfully increase revenues, (2) obtain additional product candidate approvals, (3) out-license rights to certain of our product candidates, (4) raise additional capital through equity or debt financings or from other sources, (5) reduce spending on one or more research and development programs and/or (6) further restructure our operations.

We currently have the ability to sell $150 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants from an effective shelf registration statement that we filed with the SEC on October 6, 2010.

The loan and security agreement that we entered into in December 2006, as amended in June 2007, contains a financial covenant that requires us to maintain certain levels of liquidity based on our cash, investment and account receivables balances, as well as negative covenants that may limit us from assuming additional indebtedness and entering into other transactions as defined in the agreement. The agreement also includes a subjective acceleration clause which provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. At September 30, 2010, we were in compliance with all of the covenants under our loan and security agreement and project that we will be throughout 2010.

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

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of our product through private or public benefit plans, and the levels of AzaSite inventory in both the wholesale and retail distribution channel. Other factors that we may consider, if determined relevant, would include price changes from competitors and introductions of generics and/or competitive new products. We acquire prescription utilization data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. We apply these multiple factors, the quantitative historical data along with other qualitative aspects, such as management’s judgment regarding future utilization trends, to the respective period’s sales of AzaSite to determine the rebate accrual and related expense. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from our estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue. As of September 30, 2010 and December 31, 2009, reserves for rebates and chargebacks were $7.5 million and $3.5 million, respectively.

Discounts and Other Sales Incentives

Discounts and other sales incentives consist of the following:

•

Prompt pay discounts — Prompt payment discounts are offered to all wholesalers in return for payment within 30 days following the invoice date. We record sales of AzaSite net of the discount amount based on historical experience. We adjust the reserve at the end of each reporting period to approximate the percentage discount applicable to the outstanding gross accounts receivable balances.

•

Inventory Management Agreement (“IMA”) Fees — Per contractual agreements with our largest wholesalers, we provide an IMA fee based on a percentage of their purchases of AzaSite. The IMA fee rates are set forth in the individual contracts. We track sales to these wholesalers each period and accrue a liability relating to the unpaid portion of these fees by applying the contractual rates to such sales.

•

Product coupons and vouchers — Product coupons and vouchers, made available by us online or through pharmacies and prescribing physicians, offer patients the ability to receive free or discounted product. We use a third-party administrator to coordinate program activities and who invoices us on a periodic basis for the cost of coupons and vouchers redeemed in the period. We base our estimates on the historical coupon and voucher redemption rate of similar programs.

As of September 30, 2010 and December 31, 2009, reserves for discounts and other sales incentives were $1.3 million and $889,000, respectively.

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

Our estimates of the level of AzaSite inventory in the distribution channel is based on inventory data provided by wholesalers and third-party prescription data. As of September 30, 2010 and December 31, 2009, reserves for returns of AzaSite were $2.2 million and $1.5 million, respectively.

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

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we have performed services under such agreements or when we or our collaborative partner have met a contractual milestone triggering a payment to us. We recognize revenue from research and development service agreements ratably over the estimated service period as related research and development costs are incurred and the services are substantially performed. Upfront non-refundable fees and milestone payments received at the initiation of collaborative agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period in which the services are substantially performed. This period, if not defined in the collaborative agreement, is based on estimates by management and the progress towards agreed upon development events as set forth in our collaborative agreements. These estimates are subject to revision as our development efforts progress and we gain knowledge regarding required additional development. Revisions in the commitment period are made in the period that the facts related to the change first become known. If the estimated service period is subsequently modified, the period over which the upfront fee or revenue related to ongoing research and development services is modified on a prospective basis. We are also entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. No collaborative research and development revenue was recognized for the nine months ended September 30, 2010 and 2009.

Inventories

Our inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials, which primarily consist of API. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of September 30, 2010 and December 31, 2009, we had net reserves of $250,000 and $25,000, respectively.

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

Liabilities

We generally enter into contractual agreements with third-party vendors who provide research and development, manufacturing, and other services in the ordinary course of business. Many of these contracts are subject to milestone-based invoicing and services are completed over an extended period of time. We record liabilities under these contractual commitments when we determine an obligation has been incurred, regardless of the timing of the invoice. We monitor all significant research and development, manufacturing, sales and marketing and other service activities and the progression of work related to these activities. We estimate the underlying obligation for each activity based upon our estimate of the amount of work performed and compare the estimated obligation against the amount that has been invoiced. Because of the nature of certain contracts and related delay in the contract’s invoicing, the obligation to these vendors may be based upon management’s estimate of the underlying obligation. We record the larger of our estimated obligation or invoiced amounts for completed service. In all cases, actual results may differ from our estimate.

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

Although many provisions of the ACA do not take effect immediately, several provisions became effective in the first quarter of 2010. For instance, the ACA provides for increases to the minimum Medicaid rebate percentages from 15.1% to 23.1%, increased “additional rebates” for new formulations of brand name drugs, the establishment of a maximum rebate amount, and the extension of Medicaid rebates to Medicaid managed care organization utilization. In addition, the ACA broadens the definition of “average manufacturer price” effective October 1, 2010, which in turn may have the effect of increasing Medicaid rebate and Public Health Service section 340B drug discount program payment obligations.

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

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including U.S. government and agency obligations, money market and mutual fund investments, municipal and corporate notes and bonds and asset or mortgage-backed securities. As of September 30, 2010, cash equivalents consisted of $12.7 million in a money market account and $20.1 million in money market funds and $3.0 million in a U.S. agency security. Our investment portfolio as of September 30, 2010 consisted of corporate notes and bonds, commercial paper, U.S. Government and agency securities, and negotiated certificates of deposit and had an average maturity of less than 12 months, using the stated maturity. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At September 30, 2010, our portfolio of available-for-sale investments consisted of approximately $59.0 million of investments maturing within one year. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers.

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities.

Our risk associated with fluctuating interest expense is limited to future capital leases and other short-term debt obligations we may incur in our normal operations. The interest rates on our debt borrowings under the term loan facility are fixed and as a result, interest due on borrowings are not impacted by changes in market-based interest rates.

Investment Risk

In addition to our normal investment portfolio, we have an investment in Parion Sciences, Inc. of $200,000 as of September 30, 2010. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the Parion Sciences, Inc. securities.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company, and activities currently ongoing at Novasep as part of developing an additional and/or alternative supplier for denufosol, both of which are payable in Euros. Additionally, future milestone payments due under the technology license agreement with Yamasa Corporation are payable in Japanese Yen. We have established policies and procedures for assessing market and foreign exchange risk. As of September 30, 2010, we did not have any foreign currency hedges.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are responsible for all aspects of the commercialization of this product, including the determination of formularies upon which AzaSite is listed, manufacturing, distribution, marketing and sales. The determination of formularies upon which AzaSite is listed, the discounts and pricing under such formularies, as well as the amount of time it takes for us to obtain favorable formulary status under various plans, will impact our commercialization efforts. Additionally, inclusion on certain formularies requires significant price concessions through rebate programs that impact the level of revenue that we receive. The need to give price concessions can be particularly acute where competing products are listed on the same formulary, such as the area of bacterial conjunctivitis. If AzaSite is not successfully commercialized, our revenues will be limited.

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

Our Elestat co-promotion agreement with Allergan provides that unless earlier terminated, the term of such agreement will be in effect until the earlier of (i) the approval and launch of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States, or (ii) the approval and launch of the first over-the-counter epinastine product after expiration of the listing of Elestat in the FDA publication Approved Drug Products with Therapeutic Equivalence (commonly called the “Orange Book”). Following the termination of the co-promotion agreement, we will no longer have the right to co-promote Elestat. We will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the three successive 12-month periods immediately following the termination of the agreement, Allergan will be obligated to pay to us 20%, 15% and 10%, respectively, on any net sales of Elestat in the United States.

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

The FDA’s review of an ANDA is a confidential process between the FDA and the applicable ANDA filer. We do not expect to be informed by the FDA, any ANDA filer or any other party regarding the status or timing of the review relating to any of the ANDA filings pertaining to a generic form of Elestat. The FDA may complete its review of the filed ANDAs at any time. As a result, we expect to be required to stop the co-promotion of Elestat with little, if any, advance notice. We believe it is likely that a generic form of epinastine may be launched at any time. The loss of co-promotion revenue from Elestat will significantly impact our results of operations and cash flows.

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

In addition, we rely upon supply agreements with third parties for the manufacture and supply of the bulk APIs for our product candidates for purposes of preclinical testing and clinical trials. We presently depend upon one vendor as the sole manufacturer of our clinical supply of API for denufosol. Delays in any aspect of implementing the manufacturing process could cause significant development delays and increased costs.

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

Yamasa Corporation is the manufacturer of the clinical supplies of denufosol. In addition, we have entered into a technical transfer and development agreement with Finorga S.A.S., acting in its own name and on behalf of Novasep Process, for the purpose of establishing and validating an additional and/or alternative source of supply for denufosol. We are in the process of negotiating arrangements with each of these vendors relating to the commercial supply of denufosol. We may not be able to enter into such arrangements with either of such parties on commercially acceptable terms, if at all.

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

We are developing denufosol, a novel ion channel regulator, as an inhaled product candidate for the treatment of cystic fibrosis. The FDA has not published guidance on the drug approval process associated with such a product candidate. Furthermore, we are not aware of any FDA-approved product that addresses the underlying ion transport defect in the lungs of patients with cystic fibrosis. We cannot predict or guarantee the outcome or timing of our Phase 3 program for denufosol for cystic fibrosis. A significant amount of work will be required to advance denufosol through clinical testing, including satisfactory completion of additional clinical trials and other studies. We may later decide to change the focus or timing of our Phase 3 program. Our TIGER-2 clinical trial for denufosol for cystic fibrosis may not be successful or unexpected safety concerns may emerge that would negatively change the risk/benefit profile for this product candidate.

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

In order to achieve broad market acceptance of our product candidates, we may need to develop, alone or with others, alternate dosing regimens and methods for administering our products. For example, in our current clinical trials, denufosol for the treatment of cystic fibrosis is administered by a standard nebulizer three times per day, but clinical data from our TIGER-1 clinical trial indicated that patients in that study administered the drug only 2.7 times per day, on average. Patients may prefer a smaller, more portable device or less frequent dose administration. Development of a smaller more portable device for denufosol would require compliance with regulations that differ from drug regulations, including the need for a new full clinical development program and the submission of a new NDA, if we believe that the new clinical program supports authorization for the drug and the related device. Compliance with such requirements would increase the cost of development.

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

Clinical trials are expensive and are often lengthy. They require appropriate identification of optimal treatment regimens and relevant patient population, adequate supplies of drug product, monitoring and auditing, and sufficient patient enrollment. Patient enrollment is a function of many factors, including:

•	The size and availability of the relevant patient population;

•	The nature of the protocol;

•	The proximity of patients to clinical sites;

•	The eligibility criteria for the clinical trial;

•	The perceived benefit of participating in a clinical trial; and

•	Approval of the Institutional Review Board.

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

In both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could affect our ability to sell our products profitably. In the United States, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 established a voluntary Medicare outpatient prescription drug benefit under Part D of the Social Security Act. The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services within HHS and is implemented and operated by private sector Part D plan sponsors. Each participating drug plan is permitted by regulation to develop and establish its own unique drug formulary that may exclude certain drugs from coverage and impose prior authorization and other coverage restrictions, and negotiate payment levels with drug manufacturers that may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements can vary, which could influence which products are recommended by physicians and selected by patients. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors under the program, and as discussed below, Congress recently enacted specific Part D changes to be implemented in the future.

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

The ACA also requires drug manufacturers to provide a 50% discount on brand-name prescriptions filled in the Medicare Part D “coverage gap”. The legislation also provides a $250 payment to Part D beneficiaries who reach the coverage gap during 2010, and mandates the gradual elimination of the coverage gap, beginning in 2011 and finishing in 2020. Moreover, the ACA reduces Part D premium subsidies for higher-income beneficiaries, expands medication therapy management requirements, and makes a number of other revisions to Part D program requirements. In addition, the ACA: extends the 340B program to additional entities, expands oversight of the 340B program, and increases manufacturer reporting requirements; creates an Independent Payment Advisory Board to develop recommendations to reduce Medicare spending under certain circumstances, with such recommendations to go into effect automatically unless Congress adopts alternative savings; expands public disclosure requirements regarding drug manufacturer financial arrangements with physicians; and establishes a licensure pathway for generic versions of biologics. Further, beginning in 2011, manufacturers and importers of branded prescription drugs and biologics will be assessed an annual “fee” ($2.5 billion in 2011 and increasing amounts in subsequent years up to $4.2 billion in 2018 and $2.8 billion annually thereafter), with individual company allocations to be determined by the Secretary of the Treasury, based generally on market share. There can be no assurances that implementation of the new health reform legislation will not have an adverse impact on revenues, as well as reimbursement and/or coverage of our products. Likewise, the potential for adoption of health care reform or other cost-control proposals on a state-by-state basis could impact our reimbursement levels and require us to develop state-specific marketing and sales approaches. Further, a number of states require disclosure of financial arrangements with physicians, marketing expenditures, and the like, and other states may do so in the future; our failure to comply with these as well as the federal disclosure requirements could have an adverse impact.

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

We are subject to multiple state and federal laws pertaining to health care fraud and abuse. Pharmaceutical pricing, sales, and marketing programs and arrangements, and related business practices in the health care industry generally are under increasing scrutiny from federal and state regulatory, investigative, prosecutorial, and administrative entities. Many health care laws, including the federal and state anti-kickback laws and federal and state statutory and common law false claims laws, have been construed broadly by the courts and permit government entities to exercise considerable discretion. Further, ACA contains a number of provisions strengthening the scope of the federal laws, including making a violation under the federal anti-kickback law a predicate action for violation of the federal False Claims Act, and expanding the authority for Medicaid exclusions. Further, ACA provides that a person need not have actual knowledge of the anti-kickback law, among others, or a specific intent to commit a violation of the law, to be found in violation of it. The ACA also applies the False Claims Act to payments made through new health benefits exchanges if the payments include any federal funds. In the event that government entities believed that wrongdoing had occurred, such entities could institute civil, administrative, or criminal proceedings which, if instituted and resolved unfavorably, could subject us to substantial fines, penalties, and injunctive and administrative remedies, including exclusion from government reimbursement programs. We cannot predict whether investigations or enforcement actions would affect our marketing or sales practices. Any such result could have a material adverse impact on our results of operations, cash flows, financial condition, and our business. Such investigations and enforcement actions could be costly, divert management’s attention from our business, and result in damage to our reputation. We cannot guarantee that measures that we have taken to prevent violations, including our corporate compliance program, will protect us from future violations, lawsuits or investigations by governmental entities or private whistleblowers. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant negative impact on our business, including the imposition of significant fines or other sanctions.

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

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $106.6 million for the nine months ended September 30, 2010 and approximately $129.8 million for the year ended December 31, 2009, respectively. Our cash, cash equivalents and investments totaled approximately $99.5 million on September 30, 2010. Based on current operating plans, we expect our cash and investments to provide liquidity beyond 2011.

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

Inventory levels of AzaSite held by wholesalers can also cause our operating results to fluctuate unexpectedly. Although we attempt to monitor wholesaler inventory of our products, we rely upon information provided by third parties to quantify the inventory levels maintained by wholesalers. In addition, we and the wholesalers may not be effective in matching inventory levels to end-user demand. Significant differences between actual and estimated inventory levels and product demand may result in (1) inadequate or excessive (i) inventory production, (ii) product supply in distribution channels, or (iii) product availability at the retail level, and (2) unexpected increases or decreases in orders from our major customers. Any of these events may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below expectations.

If we are unable to make the scheduled principal and interest payments on our term loan facility or maintain minimum liquidity levels or compliance with other debt covenants as defined in the loan and security agreement, we may default on our debt.

As of September 30, 2010, we had net borrowings under our term loan facility of approximately $10.4 million. Our term loan facility is collateralized by substantially all of our assets, except for our intellectual property, but including all accounts, license and royalty fees and other revenues and proceeds arising from our intellectual property. Under the agreement, we are required to maintain minimum liquidity levels based on the balance of the outstanding advances. The agreement also includes a subjective acceleration clause that provides our lenders with the ability to accelerate repayment, even if we are in compliance with all conditions of the agreement, upon a material adverse change to our business, properties, assets, financial condition or results of operations. The agreement may affect our operations in several ways, including the following:

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

We have experienced significant losses since inception. We incurred net losses of approximately $31.2 million for the nine months ended September 30, 2010 and approximately $40.0 million for the year ended December 31, 2009. As of September 30, 2010, our accumulated deficit was approximately $431.6 million. We currently expect to incur operating losses over the next several years. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. Such fluctuations will be affected by the timing and level of the following:

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

Our current or any future collaborations or licensing arrangements ultimately may not be successful. Under our current strategy, and for the foreseeable future, we do not expect to develop or market products outside North America without a collaborative partner or outside our therapeutic areas of focus. We are currently considering the out-licensing of certain rights related to our cystic fibrosis program. We may be unsuccessful in out-licensing this program or we may be forced to out-license this program on terms that are not favorable to us.

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

Third parties may challenge, invalidate or circumvent our patents and patent applications relating to our products, product candidates or technologies at any time. If we must defend a patent suit, or if we choose to initiate a suit to have a third-party patent declared invalid, or allege infringement of our patents, we may need to make considerable expenditures of money and expend considerable management time in litigation. We believe that there is significant litigation in the pharmaceutical and biotechnology industry regarding patent and other intellectual property rights. A patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. We may be accused of patent infringement at any time. A judgment against us in a patent infringement action could cause us to pay monetary damages, require us to obtain licenses, or prevent us from manufacturing or marketing the affected products. In addition, we may need to initiate litigation to enforce our proprietary rights against others. Initiation of litigation may result in considerable expenditures of money and management time and may result in our patents being declared invalid. Further, we may need to participate in interference proceedings in the U.S. Patent and Trademark Office, or USPTO, to determine the priority of invention of any of our technologies.

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

The market price of our common stock has been volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements made by us concerning results of clinical trials with our product candidates;

•	Announcements regarding the commercialization of AzaSite;

•	Announcements regarding potential FDA approval (or lack thereof) of denufosol or any of our product candidates;

•	Market acceptance and market share of AzaSite, Restasis and Elestat;

•	The timing of the introduction of a generic form of Elestat;

•	Duration of market exclusivity of AzaSite and Restasis;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions and/or investigations;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	FDA approval of other treatments for the same indication as any one of our product candidates;

•	Business development activities; and

•	Litigation.

Extreme price and volume fluctuations occur in the stock market from time to time that can particularly affect the prices of biotechnology companies. These extreme fluctuations are sometimes unrelated to the actual performance of the affected companies.

Warburg is able to exercise substantial control over our business.

Warburg Pincus Private Equity IX, L.P., or Warburg, holds 22,907,488 shares of our common stock, which represented approximately 28% of our outstanding common stock as of September 30, 2010. Warburg and its affiliates may acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities, without triggering the provisions of our stockholder rights plan. Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, Jonathan S. Leff serves as a Class C member of the Board of Directors. Pursuant to a Securities Purchase Agreement, dated July 17, 2007, for so long as Warburg owns at least 10% of the shares of common stock issued upon the exchange of Exchangeable Preferred Stock it acquired in July 2007, it will have subscription rights to acquire a pro rata amount of future issuances of equity securities by us, subject to certain exceptions. As a result of the foregoing, Warburg is able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of September 30, 2010, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 43% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of September 30, 2010, there were 82,840,320 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

In addition, on October 6, 2010, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $150 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale.

As of September 30, 2010, there were 14,073,122 stock options and restricted stock units outstanding and 7,894,810 shares available for issuance under our Amended and Restated 2010 Equity Compensation Plan and equity compensation grants outside such plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

If some or all of such shares are sold or otherwise issued into the public market over a short period of time, our current stockholders’ ownership interests may be diluted and the value of all publicly traded shares is likely to decline, as the market may not be able to absorb those shares at then-current market prices. Additionally, such sales and issuances may make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable, or at all.

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

Our employees are covered under Change in Control Severance Benefit Plans which provide severance benefits in the event they are terminated after a change in control. In addition, the Company’s Executive Employment Agreements with Mr. Adams, our President and Chief Executive Officer, and Mr. Koven, our Executive Vice President and Chief Administrative and Legal Officer, provide for severance benefits in the event of a change of control. These arrangements would increase the acquisition costs to a purchasing company that triggers the change in control provisions and as a result, may discourage, delay or prevent a change in control.

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

In the ordinary course of our business, from time to time we discuss possible collaborations, licenses and other transactions with various third parties, including pharmaceutical companies and biotechnology companies. When we deem it appropriate, we enter into standstill agreements with such third parties in relation to the discussions. These standstill agreements, several of which may be in force from time-to-time, typically prohibit such parties from acquiring our securities for a period of time.

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

See the Exhibit Index located at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: November 5, 2010	By:	/s/ Adrian Adams
Adrian Adams
President & Chief Executive Officer
(principal executive officer)

Date: November 5, 2010	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and
chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2010).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

10.1*	Amended and Restated License, Development and Marketing Agreement, dated August 19, 2010, between Inspire Pharmaceuticals, Inc. and Allergan, Inc., Allergan Sales, LLC and Allergan Pharmaceuticals Holdings (Ireland) Ltd.

10.2	Stock Option Agreement between Inspire Pharmaceuticals, Inc. and Charles A. Johnson, dated September 15, 2010.

10.3	Restricted Stock Unit Agreement between Inspire Pharmaceuticals, Inc. and Charles A. Johnson, dated September 15, 2010.

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to a portion of this Exhibit.