Form 10-Q
period 2011-03-31
INSPIRE PHARMACEUTICALS INC
filed 2011-05-10
CIK 1040416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-31135

INSPIRE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3209022
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8081 Arco Corporate Drive, Suite 400 Raleigh, North Carolina	27617
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 1, 2011, there were 83,292,192 shares of Inspire Pharmaceuticals, Inc. common stock outstanding.

We own or have rights to various trademarks, copyrights and trade names used in our business. AzaSite® is a trademark owned by InSite Vision Incorporated. Restasis® and Elestat® are trademarks owned by Allergan, Inc. DiquasTM is a trademark owned by Santen Pharmaceutical Co., Ltd. This report also includes trademarks, service marks and trade names of other companies.

PART I: FINANCIAL INFORMATION

Item  1. Financial Statements

INSPIRE PHARMACEUTICALS, INC.

Condensed Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$31,188	$42,204
Investments	43,272	47,510
Trade receivables, net	16,301	22,442
Prepaid expenses and other receivables	2,693	3,792
Inventories, net	1,126	776

Total current assets	94,580	116,724

Property and equipment, net	2,905	7,896
Investments	2,765	3,922
Restricted deposits	615	615
Intangibles, net	12,755	13,154
Other assets	188	188

Total assets	$113,808	$142,499

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,504	$12,766
Accrued expenses	24,846	31,467

Total current liabilities	33,350	44,233

Other long-term liabilities	1,280	3,028

Total liabilities	34,630	47,261

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,860 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 200,000 shares authorized; 83,279 and 83,159 shares issued and outstanding, respectively	83	83
Additional paid-in capital	532,583	530,983
Accumulated other comprehensive income	25	63
Accumulated deficit	(453,513)	(435,891)

Total stockholders’ equity	79,178	95,238

Total liabilities and stockholders’ equity	$113,808	$142,499

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Product sales, net	$10,937	$8,696
Product co-promotion and royalty	10,157	13,372

Total revenue	21,094	22,068

Operating expenses:
Cost of sales	4,615	3,015
Research and development	3,600	9,593
Selling and marketing	12,841	13,694
General and administrative	5,551	10,236
Restructuring	12,215	—

Total operating expenses	38,822	36,538

Loss from operations	(17,728)	(14,470)

Other income/(expense):
Interest income	106	169
Interest expense	—	(486)

Other income/(expense), net	106	(317)

Net loss	$(17,622)	$(14,787)

Basic and diluted net loss per common share	$(0.21)	$(0.18)

Weighted average common shares used in computing basic and diluted net loss per common share	83,212	82,402

The accompanying notes are an integral part of these condensed financial statements.

INSPIRE PHARMACEUTICALS, INC.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(17,622)	$(14,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	399	454
Depreciation of property and equipment	635	221
Asset impairment	4,533	—
Loss/(gain) on disposal of property and equipment	81	1
Stock-based compensation expense	1,208	4,793
Allowance for doubtful accounts	(35)	(18)
Inventory reserve	—	10
Changes in operating assets and liabilities:
Trade receivables	6,176	5,944
Prepaid expenses and other receivables	1,099	691
Inventories	(350)	(34)
Accounts payable	(3,550)	(407)
Accrued expenses and other liabilities	(7,764)	(3,957)
Deferred rent	168	—

Net cash used in operating activities	(15,022)	(7,089)

Cash flows from investing activities:
Purchase of investments	(15,044)	(16,817)
Proceeds from sale of investments	20,401	9,450
Purchase of property and equipment	(1,755)	(2,000)
Proceeds from sales of property and equipment	12	44

Net cash provided by/(used in) investing activities	3,614	(9,323)

Cash flows from financing activities:
Issuance of common stock, net – stock compensation plans	392	137
Payments related to settlement of employee stock-based awards	—	(203)
Payments on notes payable and capital lease obligations	—	(4,843)

Net cash provided by/(used in) financing activities	392	(4,909)

Decrease in cash and cash equivalents	(11,016)	(21,321)
Cash and cash equivalents, beginning of period	42,204	52,256

Cash and cash equivalents, end of period	$31,188	$30,935

Supplemental disclosure of non-cash investing information:
Purchase of equipment included in accrued expenses	$—	$98

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

Inspire is a specialty pharmaceutical company focused on developing and commercializing ophthalmic products. The Company’s specialty eye care sales force generates revenue from the promotion of AzaSite (azithromycin ophthalmic solution) 1% for bacterial conjunctivitis. The Company receives royalties based on net sales of Restasis (cyclosporine ophthalmic emulsion) 0.05% for dry eye and began receiving royalties in 2011 based on net sales of Diquas Ophthalmic Solution 3% (diquafosol tetrasodium) for dry eye in Japan.

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

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements from the preceding fiscal year contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial position and operations for the interim periods presented have been made.

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

Fair Value of Financial Instruments

The Company discloses the fair value of financial instruments for assets and liabilities for which it is practicable to estimate that value. The carrying amounts of all cash equivalents, available-for-sale securities and restricted deposits approximate fair value based upon quoted market prices. The fair value of trade accounts receivables and accounts payable approximates their respective carrying values due to their short-term nature.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding and dilutive potential common shares then outstanding. Dilutive potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units that are paid in shares of the Company’s stock upon conversion. The calculation of diluted earnings per share for the three months ended March 31, 2011 and 2010 does not include 292 and 1,129, respectively, of potential common shares, as their impact would be antidilutive.

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

Upon FDA approval of AzaSite in April 2007, the Company paid a $19,000 milestone payment to InSite Vision Incorporated (“InSite Vision”). The $19,000 is being amortized ratably on a straight-line basis through the term of the underlying patent coverage for AzaSite, or March 2019, which represents the expected period of commercial exclusivity. As of March 31, 2011 and December 31, 2010, the Company had $6,245 and $5,846, respectively, in accumulated amortization related to this milestone payment.

The carrying values of intangible assets are periodically reviewed to determine if the facts and circumstances suggest that a potential impairment may have occurred. The review includes a determination of the carrying values of intangible assets based on an analysis of undiscounted cash flows over the remaining amortization period. If the review indicates that carrying values may not be recoverable, the Company would record an impairment charge to reduce the carrying values to the estimated fair value. The Company had no impairments of its intangible assets for the three months ended March 31, 2011 and 2010.

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

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of the Company’s product through private or public benefit plans, and the levels of AzaSite inventory in both the wholesale and retail distribution channel. Other factors that the Company may consider, if determined relevant, would include price changes from competitors and introductions of generics and/or competitive new products. The Company acquires prescription utilization data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. The Company applies these multiple factors, the quantitative historical data along with other qualitative aspects, such as management’s judgment regarding future utilization trends, to the respective period’s sales of AzaSite to determine the rebate accrual and related expense. The Company updates its estimates and assumptions each period and records any necessary adjustments to its reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from the Company’s estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue. As of March 31, 2011 and December 31, 2010, reserves for rebates and chargebacks were $5,670 and $9,085, respectively.

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

•

Product coupons and vouchers —Product coupons and vouchers, made available by the Company online or through pharmacies and prescribing physicians, offer patients the ability to receive free or discounted product. The Company uses a third-party administrator who coordinates program activities and invoices on a periodic basis for the cost of coupons and vouchers redeemed in the period. The Company bases its estimates on the historical coupon and voucher redemption rate of similar programs.

As of March 31, 2011 and December 31, 2010, the Company’s reserves for discounts and other sales incentives were $1,004 and $1,159, respectively.

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

The Company’s estimates of the level of AzaSite inventory in the distribution channel is based on inventory data provided by wholesalers and third-party prescription data. As of March 31, 2011 and December 31, 2010, reserves for returns of AzaSite were $2,911 and $2,590, respectively.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Product Co-promotion and Royalty Revenues

During the fiscal quarter ended March 31, 2011, the Company recognized co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as reported to the Company by Allergan, Inc. (“Allergan”). In addition, the Company recognizes royalty revenue based on net sales of Diquas, as reported to the Company by Santen Pharmaceutical Co., Ltd. (“Santen”). The Company’s co-promotion and royalty revenues are based upon Allergan’s and Santen’s revenue recognition policies and other accounting policies over which the Company has limited or no control and on the underlying terms of the agreements. Allergan and Santen recognize revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The agreements with Allergan and Santen provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and Santen and are outside the Company’s control. The Company has recorded the applicable percentage of reported net sales for Elestat as co-promotion revenue and for Restasis and Diquas as royalty revenue. The Company receives monthly sales information from Allergan and performs analytical reviews and trend analyses using prescription information that it receives from IMS Health. In addition, the Company exercises its audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. The Company makes no adjustments to the amounts reported to it by Allergan other than reductions in net sales to reflect the incentive programs managed by the Company. The rebates associated with the programs that the Company manages represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to the Company’s aggregate co-promotion and royalty revenue. In accordance with the terms of the Company’s agreement with Santen, Santen is only required to report Diquas sales information to the Company on a quarterly basis. Due to the timing of receiving the quarterly sales information from Santen, all royalty revenue from net sales of Diquas is being recorded by the Company one quarter in arrears.

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

Comprehensive Loss

Accumulated other comprehensive loss is comprised of unrealized gains and losses on marketable securities and is disclosed as a component of stockholders’ equity. The Company had $25 and $63 of unrealized gains on its investments that are classified as accumulated other comprehensive income at March 31, 2011 and December 31, 2010, respectively. The Company’s comprehensive loss consists of the following components:

	Three Months Ended March 31,
	2011	2010

Net loss	$(17,622)	$(14,787)
Change in unrealized gain/(loss) on investments	(38)	28

Total comprehensive loss	$(17,660)	$(14,759)

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Risks from Third Party Manufacturing and Distribution Concentration

The Company relies on single source manufacturers for its commercial products. Allergan is responsible for the manufacture of both Restasis and Elestat and relies on single source manufacturers for the API in both products. Santen is responsible for the manufacture of Diquas and relies on a single source manufacturer for the API in Diquas. The Company relies on InSite Vision for the supply of the API for AzaSite, which InSite Vision obtains from a single source manufacturer. The Company is responsible for the remaining finished product manufacturing of AzaSite, for which it relies on a single source manufacturer. Additionally, the Company relies upon a single third party to provide warehousing and distribution services for AzaSite.

Delays in the manufacture or distribution of any product could adversely impact the marketing and sale of the Company’s products. Furthermore, the Company has no control over the manufacturing or the overall product supply chain of Restasis, Elestat and Diquas.

Significant Customers and Risk

The Company relies primarily on three pharmaceutical wholesalers to purchase and supply the majority of AzaSite at the retail level. These three pharmaceutical wholesalers accounted for greater than 85% of all AzaSite product sales in the three months ended March 31, 2011 and the year ended December 31, 2010, and accounted for approximately 38% and 27% of the Company’s outstanding trade receivables as of March 31, 2011 and December 31, 2010, respectively. The loss of one or more of these wholesalers as a customer could negatively impact the commercialization of AzaSite. During the fiscal quarter ended March 31, 2011, the Company was entitled to receive co-promotion revenue from net sales of Elestat and royalty revenue from net sales of Restasis under the terms of its applicable agreements with Allergan, and accordingly, all trade receivables for these two products are solely due from Allergan and accounted for 60% and 71% of the Company’s outstanding trade receivables as of March 31, 2011 and December 31, 2010, respectively. Due to the nature of these agreements, Allergan has significant influence over the commercial success of Restasis and Elestat.

Risk from Generic Competition

The Company’s revenues are subject to risk due to generic product entrants.

On March 14, 2011, the FDA approved an Abbreviated New Drug Application (“ANDA”) for a generic epinastine hydrochloride ophthalmic solution. On May 2, 2011, Cypress Pharmaceutical, Inc. announced that it had commercially launched a generic epinastine ophthalmic solution. Epinastine hydrochloride is the API in Elestat. As previously disclosed, the Company has been expecting such an approval and launch, resulting in the termination of the Company’s co-promotion agreement with Allergan. The Company will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the three successive 12-month periods immediately following the termination of the agreement, Allergan will be obligated to pay to the Company 20%, 15% and 10%, respectively, on any net sales of Elestat in the United States.

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

In December 2010, the FASB ratified a consensus of the Emerging Issues Task Force related to an annual fee to be paid to the federal government by pharmaceutical manufacturers that meet certain sales levels as mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. This consensus requires the liability related to the annual fee to be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense generally using a straight-line method of allocation over the calendar year that it is payable. This guidance is effective for calendar years beginning after December 31, 2010, when the fee initially became effective. The adoption of this guidance and the recording of the estimated annual fee during the first quarter of 2011 did not have a significant impact on the Company’s financial statements and results of operations.

4.	Investments

A summary of the fair market value of the Company’s investments by classification, as well as contractual maturities of marketable debt securities, is as follows:

	March 31, 2011	December 31, 2010

Available-for-sale debt securities:
Less than one year	$43,272	$47,510
After one year through five years	2,565	3,722

Total available-for-sale debt securities	$45,837	$51,232
Preferred stock	200	200

Total Investments	$46,037	$51,432

The following is a summary of the Company’s marketable debt securities which are classified as available-for-sale as of March 31, 2011 and December 31, 2010:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
As of March 31, 2011:
Corporate bonds and commercial paper	$34,258	$26	$(11)	$34,273
U.S. Treasury	3,009	2	—	3,011
U.S. Government agencies	8,546	7	—	8,553

Total	$45,813	$35	$(11)	$45,837

As of December 31, 2010:
Corporate bonds and commercial paper	$36,630	$54	$(5)	$36,679
U.S. Treasury	3,012	—	—	3,012
U.S. Government agencies	9,518	17	—	9,535
International Government	2,007	—	(1)	2,006

Total	$51,167	$71	$(6)	$51,232

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following table shows the gross unrealized losses and fair value of the Company’s investments in marketable debt securities with unrealized losses that are deemed to be temporarily impaired, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010:

	Less than 12 months
	Fair Value	Unrealized Loss
As of March 31, 2011:
Corporate bonds and commercial paper	$13,942	$(11)

Total	$13,942	$(11)

As of December 31, 2010:
Corporate bonds and commercial paper	$12,319	$(5)
International Government	2,006	(1)

Total	$14,325	$(6)

The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold its investments until a recovery of fair value, which may be at maturity, the Company does not consider its investments to be other-than-temporarily impaired at March 31, 2011. The Company did not have any investments in marketable debt securities that have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2011 and December 31, 2010. There were no realized gains or losses on the Company’s available-for-sale securities for the three months ended March 31, 2011 and 2010, respectively.

5.	Inventories

The Company’s inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. The Company’s inventories are subject to expiration dating and the Company has reserved for potential overstocking. The Company’s inventories consisted of the following:

	As of
	March 31, 2011	December 31, 2010
Finished Goods	$190	$230
Work-in-Process	485	152
Raw Materials	501	444

Total Inventories	1,176	826
Less Valuation Reserve	(50)	(50)

Total Inventories, net	$1,126	$776

6.	Restructuring

On January 3, 2011, the Company announced that the top-line results from its second Phase 3 clinical trial, TIGER-2, with denufosol tetrasodium for the treatment of cystic fibrosis did not achieve statistical significance for its primary efficacy endpoint and for three key secondary endpoints. Based upon the overall data relating to the program, the Company decided to discontinue development of denufosol tetrasodium.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

In February 2011, the Company announced a strategic corporate restructuring, discontinuing its pulmonary therapeutic area focus. The corporate restructuring included a workforce reduction of approximately 65 positions, primarily effecting functions in research and development; manufacturing and technical operations; and general and administrative. In connection with the restructuring, the Company recorded restructuring charges of $12,215 for the three months ended March 31, 2011. The Company recorded its restructuring activities in accordance with FASB authoritative guidance regarding the accounting for the impairment and disposal of long-lived assets and the accounting for costs associated with exit or disposal activities.

For the three months ended March 31, 2011, the Company incurred the following restructuring charges:

	Three months ended March 31, 2011
	Accruals	Non-cash items	Total

Employee separation costs	$4,547	—	$4,547
Asset impairments	—	$4,992	4,992
Contracts and other	4,301	(1,915)	2,386
Facility related	290	—	290

Total Restructuring Charges	$9,138	$3,077	$12,215

•	Employee separation costs of $4,547 consisted of one-time termination benefits, primarily severance costs, associated with the reduction in the Company’s workforce.

•

Asset impairments of $4,992 consisted of property and equipment, the majority of which related to equipment developed and intended for the commercial production of denufosol API. Additionally, the Company incurred impairment charges for the furniture, fixtures, equipment and accelerated the depreciation of leasehold improvements associated with idle facility space at its Raleigh, North Carolina headquarters, as described below. The Company performed an impairment analysis and determined that the carrying value of the idle assets exceeded their fair value. Fair value was based on internally established estimates and the selling prices of similar assets. Due to the customization of the denufosol equipment, the Company has determined the fair value of these assets to be $0.

•

Contract and other charges of $4,301 consisted of costs associated with contractual commitments and work performed subsequent to the restructuring related to the denufosol program. These costs primarily relate to the shutdown and closeout of the remaining trials and other work and materials associated with the denufosol development program that no longer supports the Company’s therapeutic focus and business strategy.

•

Facility related charges of $290 consisted of estimated losses associated with leased facility space at the Company’s Raleigh, North Carolina headquarters that the Company no longer using in its operations. The unoccupied leased space is approximately 15,000 square feet and the lease term is through December 2017. The Company used a discounted cash-flow analysis to calculate the amount of this liability. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of its ongoing lease obligations, including contractual rental commitments, build-out commitments and building operating costs, estimates of income from subleases, and market conditions for similar rental properties in its geographic area and is adjusted for deferred rent. The estimated cash flows were discounted using a credit-adjusted risk free rate of approximately 12%. The Company will incur approximately $299 of accretion expense over the term of the lease.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The restructuring charges described above were reduced by the reversal of a long-term liability of $1,915 as the Company has no further obligations to the Cystic Fibrosis Foundation Therapeutics, Inc. (“CFFT”). This liability had been previously recorded based on the Company’s agreement with the CFFT associated with the CFFT’s funding of one Phase 2 clinical trial for denufosol. The agreement with the CFFT terminated upon the failure of denufosol to yield statistically significant results in the TIGER-2 clinical trial.

The following table sets forth activity in the restructuring liability for the three months ended March 31, 2011:

	Employee separation costs	Facilities related charges	Contract Terminations and other charges	Total

Balance at December 31, 2010	$—	$—	$—	$—
Accruals	4,547	290	4,301	9,138
Payments	(794)		(2,247)	(3,041)

Balance at March 31, 2011	3,753	290	2,054	6,097

The liability associated with employee separation costs and contract terminations and other charges will be fully paid by the end of fiscal 2011. The liability associated with facilities will be reduced as monthly payments are made through the lease term, which ends in December 2017.

7. Fair Value

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

The following fair value hierarchy tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Total Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

As of March 31, 2011:
Cash equivalents	$22,802	$14,504	$8,298
Investments - Available-for-sale securities:
U.S. Treasury	3,011	3,011	—
U.S. Government agencies	8,553	—	8,553
Corporate bonds and commercial paper	34,273	—	34,273

Total	$68,639	$17,515	$51,124

As of December 31, 2010:
Cash equivalents	$27,433	$21,185	$6,248
Investments - Available-for-sale securities:
U.S. Treasury	3,012	3,012	—
U.S. Government agencies	9,535	—	9,535
Corporate bonds and commercial paper	36,679	—	36,679
International Government	2,006	—	2,006

Total	$78,665	$24,197	$54,468

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Level 1 cash equivalents consist of investments concentrated in money market funds which are primarily invested in U.S. Treasury securities. Level 2 cash equivalents and available-for-sale securities consist of investments in U.S. government agency securities, corporate bonds and commercial paper and international government securities. The fair value of these securities is derived using a market approach such as pricing models that rely on relevant observable market data including interest rates, yield curves, recently reported trades of comparable securities, and benchmark securities.

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

Level 3 Fair Valued Assets

The Company recorded an impairment charge for the three months ended March 31, 2011 of $4,992 to reduce certain fixed assets to their fair value, primarily equipment developed and intended for the commercial production of denufosol API, which the Company has determined to be $0 based on the customization of the equipment.

8.	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB authoritative guidance regarding share-based payments. Total stock-based compensation was allocated as follows:

	Three Months Ended March 31,
	2011	2010

Research and development	$158	$302
Selling and marketing	426	494
General and administrative	624	3,997

Total stock-based compensation expense	$1,208	$4,793

Equity Compensation Plans

The Company’s stock-based compensation plan, the Amended and Restated 2010 Equity Compensation Plan (the “2010 Plan”), allows for the granting of both incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units to directors, officers, employees and consultants. At March 31, 2011, there were 7,998 shares available for grant as options, deferred stock units (“DSUs”), restricted stock units (“RSUs”) or other forms of share-based payments under the 2010 Plan.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The Board of Directors, or an appropriate committee of the Board of Directors, determines the terms of all options and other equity arrangements under both plans. The maximum term for any option grant under the 2010 Plan is seven years from the date of the grant. Options granted to executive employees vest 25% upon completion of one full year of employment from date of grant and on a monthly basis over the following three years of their employment and have a term of seven years. Options granted to non-executive employees vest 33% upon completion of one full year of employment from date of grant and on a monthly basis over the following two years of their employment and have a term of five years. Options granted to members of the Board of Directors vest on a quarterly basis over one year and have a term of seven years. The vesting period typically begins on the date of hire for new employees and on the date of grant for existing employees.

CEO Transition

In February 2010, Christy Shaffer, resigned as the Company’s CEO and Adrian Adams was hired as CEO. As part of this transition, certain existing stock options and DSUs previously granted to Dr. Shaffer were modified. In addition, Dr. Shaffer was also granted 100 stock options which vested immediately and a stock award for 100 shares of the Company’s common stock. The modification of the existing options and the granting of the new awards to Dr. Shaffer resulted in stock-based compensation expense of $2,230 during the three months ended March 31, 2010.

As part of his hiring, Mr. Adams was granted 350 stock options. On the date of grant, 25% of these options vested immediately and the remaining 75% will vest ratably over the 36 months following the first anniversary of the effective date of Mr. Adams’ employment. In addition, Mr. Adams was granted an award of 650 RSUs. On the date of grant, 25% of these RSUs became non-forfeitable or vested and the remaining 75% will become non-forfeitable ratably over the 36 months following the first anniversary of the effective date of his employment. The total value of these awards to Mr. Adams was $5,199, of which $1,300 was expensed during the three months ended March 31, 2010.

Basis for Fair Value Estimate of Share-Based Payments

Stock Options

The Company uses its own historical volatility to estimate its future volatility. Actual volatility, and future changes in estimated volatility, may differ substantially from the Company’s current estimates.

Prior to 2011, the Company utilized the simplified method of calculating the expected life of options for grants made to its employees under the 2010 Plan due to the lack of adequate historical data with regard to exercise activity on options. Beginning in 2011, the Company estimates the expected life of options for grants made to employees based upon its historical experience. For options granted to directors under the 2010 Plan, the Company uses the contractual term of seven years as the expected life of options. The Company estimates the forfeiture rate based on its historical experience. These estimates will be revised in future periods if actual forfeitures differ from the estimate. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The table below presents the weighted-average expected life of options granted during the period indicated. The risk-free rate of the stock options is based on the U.S. Treasury yield curve in effect at the time of grant, which corresponds with the expected term of the option granted. The fair value of share-based payments, granted during the period indicated, was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Stock Options for Three Months Ended March 31,
	2011	2010

Risk-free interest rate	1.00%	1.97%
Dividend yield	0%	0%
Expected volatility	83%	68%
Expected life of options (years)	3.8	4.0

Weighted average fair value of grants	$2.39	$3.23

The following table summarizes the stock option activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	12,839	$6.94	3.1	$32,183
Granted	3	4.09
Exercised	(107)	(3.69)
Forfeited/cancelled/expired	(1,408)	(6.61)

Outstanding at March 31, 2011	11,327	$7.01	2.7	$513

Vested and exercisable at March 31, 2011	8,409	$7.50	1.9	$459
Expected to vest at March 31, 2011	11,213	$7.01	2.7	$512

Total intrinsic value of stock options exercised for the three months ended March 31, 2011 was $459. Due to the Company’s net loss position, no windfall tax benefits have been realized during the three months ended March 31, 2011. As of March 31, 2011, approximately $7,224 of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted-average period of 2.3 years.

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

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the DSU activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)

Nonvested Awards at December 31, 2010	16	$4.16
Vested	—	—
Forfeited	—	—

Nonvested Awards at March 31, 2011	16	$4.16

Vested and deferred awards at March 31, 2011	150	$4.16

No DSUs became vested during the three months ended March 31, 2011. DSUs outstanding at March 31, 2011 had a weighted-average remaining contractual life of 0.3 years and a total aggregate intrinsic value of $657.

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

The following table summarizes the time-based RSU activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)

Outstanding Awards at December 31, 2010	1,001	$5.91
Granted	634	3.92
Vested	(14)	(6.08)
Forfeited	(107)	(3.95)

Outstanding and nonvested Awards at March 31, 2011	1,514	$5.21

During the three months ended March 31, 2011, approximately 14 RSUs with an aggregate fair value of $53 became vested. RSUs outstanding at March 31, 2011 had a weighted-average remaining contractual life of 1.9 years and a total aggregate intrinsic value of $5,995. RSUs outstanding and expected to vest at March 31, 2011 had a weighted-average remaining contractual life of 1.8 years and a total aggregate intrinsic value of $5,624.

Stock Awards

As discussed earlier, during the three months ended March 31, 2010, 100 stock awards were granted to Dr. Shaffer as part of the CEO transition. The 100 stock awards were issued, fully vested upon grant, with an aggregate fair value of $627.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

9.	Subsequent Events

Agreement and Plan of Merger

On April 5, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merck & Co., Inc. (“Merck”) and Monarch Transaction Corp., a wholly-owned subsidiary of Merck (“Monarch”). Under the terms of the Merger Agreement, Merck, through Monarch, has commenced a tender offer for all outstanding common stock of Inspire at a price of $5.00 per share, payable net to the seller in cash without interest thereon, less any applicable withholding taxes (the “Tender Offer”). The transaction has a total cash value of approximately $430 million. The transaction has been unanimously approved by the Company’s and Merck’s Boards of Directors, and the Company’s Board of Directors has recommended that the Company’s stockholders tender their shares pursuant to the Tender Offer. In addition, Warburg Pincus Private Equity IX, L.P., which owns approximately 28 percent of the outstanding shares of the Company’s common stock as of April 1, 2011, has agreed to tender all of its shares into the Tender Offer.

Class Action Lawsuits

Following the announcement of the Merger Agreement with Merck and Monarch, the following putative class action lawsuits were filed: (i) Anthony S. Luttenberger, individually and on behalf of all others similarly situated v. Inspire Pharmaceuticals, Inc. et al., No. 6363, filed on April 11, 2011, in the Court of Chancery of the State of Delaware, which plaintiffs’ subsequently moved to voluntarily dismiss on April 14, 2011, or the Luttenberger Dismissed Complaint; (ii) Norris Foster, Noah Alpern and Louis Alpern, individually and on behalf of all others similarly situated v. George Abercrombie, et al., Case No. 5:11-CV-00180, filed on April 14, 2011, as amended on April 19, 2011, in the United States District Court for the Eastern District of North Carolina, or the Foster Complaint; (iii) Steve Dougherty, individually and on behalf of all others similarly situated v. Inspire Pharmaceuticals, Inc. et al., No. 6378, filed on April 14, 2011, as amended on April 20, 2011, in the Court of Chancery of the State of Delaware, or the Dougherty Complaint; (iv) Maz Aiyub, individually and on behalf of all others similarly situated v. George Abercrombie, et al., Case No. 6381, filed on April 15, 2011, in the Court of Chancery of the State of Delaware; (v) Pradeep Bheda, individually and on behalf of all others similarly situated v. George Abercrombie, et al., Case No. 6382, filed on April 15, 2011, in the Court of Chancery of the State of Delaware; and (vi) Raymond Chan, on behalf of himself and all others similarly situated v. Inspire Pharmaceuticals, Inc., et al., Case No. 6401, filed on April 21, 2011, in the Court of Chancery of the State of Delaware.

All of the suits name the Company, the members of its Board of Directors, Merck and Monarch as defendants. All of the lawsuits are brought by purported holders of the Company’s common stock, both individually and on behalf of a putative class of our stockholders, alleging that the Company’s Board of Directors breached its fiduciary duties in connection with the Tender Offer and the Merger by purportedly failing to maximize stockholder value, and that the Company, Merck, and Monarch aided and abetted the alleged breaches. All of the lawsuits seek equitable relief, including, among other things, to enjoin consummation of the Tender Offer and the Merger, rescission of the Merger Agreement and an award of all costs, including reasonable attorneys’ fees. In addition, the Dougherty Complaint alleges the Company’s Board of Directors breached its fiduciary duty to disclose material information and the Foster Complaint alleges (i) the Company, its Board of Directors and Merck disseminated false and misleading statements relating to, among other things, the sale process of the Company in violation of §14(e) of the Exchange Act and (ii) certain control person liability under § 20(a) of the Exchange Act against the Company, the Board of Directors and Merck.

On April 22, 2011, all defendants filed motions seeking to dismiss the Foster Complaint. The court has not ruled on this motion. On April 19, 2011, plaintiffs in the Foster Complaint filed an emergency motion for expedited discovery and to set a briefing schedule and hearing date for a preliminary injunction hearing and all defendants, subsequently, filed an opposition to that motion. On May 2, 2011, the court denied plaintiffs’ motion for expedited discovery and granted their motion to set a briefing schedule and hearing date on their motion for a preliminary injunction. That motion will be fully briefed by May 9, 2011 and the court will hold a preliminary injunction hearing on May 10, 2011.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

On April 25, 2011, Vice Chancellor Parsons of the Court of Chancery of the State of Delaware signed an order consolidating all of the Delaware actions (with the exception of the Luttenberger Dismissed Complaint) into one action called In re Inspire Shareholders Litig., C.A. 6328-VCP.

On May 3, 2011, all parties to the consolidated Delaware Chancery Court action executed a Memorandum of Understanding pursuant to which, among other things, the parties will enter into a definitive settlement agreement, whereby they will move to certify conditionally the consolidated action as a class action and will move to dismiss all claims. The settlement of the consolidated Delaware Chancery Court action is subject to negotiation of definitive settlement documentation and approval by the Delaware Court of Chancery and is conditioned upon consummation of the Merger.

The Company believes that the claims made in these lawsuits are without merit and it intends to defend such claims vigorously. Due to the preliminary nature of all the suits, the Company is unable at this time to estimate their outcome.

Sandoz ANDA

On April 21, 2011, the Company announced that it had received a Paragraph IV certification notice letter, dated April 15, 2011 (the “Notice Letter”), regarding an ANDA submitted to the FDA by Sandoz Inc. (“Sandoz”) requesting approval to market and sell a generic version of AzaSite. Pursuant to an arrangement between InSite Vision and Sandoz, Sandoz is currently the manufacturer of the active pharmaceutical ingredient used in the manufacture of AzaSite.

In the Notice Letter, Sandoz claims U.S. Patent Nos. 6,159,458, 6,239,113, 6,569,443 and 7,056,893 (the “InSite Patents”) issued to InSite Vision and U.S. Patent No. 6,861,411 (the “Pfizer Patent” and, together with the InSite Patents, the “US Patents”) issued to Pfizer Inc. (“Pfizer”) to be invalid and/or will not be infringed by the manufacture, use, importation, sale or offer for sale of the product described in the ANDA.

The Company was granted an exclusive license to the InSite Patents and an exclusive sublicense to the Pfizer Patent pursuant to that certain License Agreement by and between the Company and InSite Vision, dated as of February 15, 2007, as amended (the “InSite License Agreement”). Pursuant to the InSite License Agreement, the Company obtained step-in rights with respect to the initiation, prosecution and control of any patent infringement lawsuits relating to the US Patents under certain circumstances, including but not limited to InSite Vision’s failure to initiate such a proceeding against an infringer (the “Step-In Rights”).

InSite Vision, Pfizer and the Company have 45 days from the date of their respective receipt of the Notice Letter to commence a patent infringement lawsuit against Sandoz that would result in an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final court decision in the infringement suit in favor of Sandoz, whichever occurs first.

If required, Inspire intends to vigorously enforce its intellectual property rights, pursuant to the Step-In Rights, relating to AzaSite.

INSPIRE PHARMACEUTICALS, INC.

Notes to Condensed Financial Statements

(Unaudited)

(in thousands, except per share amounts)

Launch of Generic Epinastine Ophthalmic Solution

On May 2, 2011, Cypress Pharmaceutical, Inc. announced that it had commercially launched a generic epinastine ophthalmic solution. Epinastine hydrochloride is the API in Elestat. As previously disclosed, the Company has been expecting such an approval and launch, resulting in the termination of the Company’s co-promotion agreement with Allergan. The Company will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the three successive 12-month periods immediately following the termination of the agreement, Allergan will be obligated to pay to the Company 20%, 15% and 10%, respectively, on any net sales of Elestat in the United States.

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

Our revenues are difficult to predict and depend on numerous factors. The effectiveness of our ability and the ability of third parties on which we rely to help us manufacture, distribute and market AzaSite; physician and patient acceptance of AzaSite; competitor response to AzaSite; as well as discounts, pricing and coverage on governmental and commercial formularies, and the recently passed healthcare reform legislation are all factors, among others, that will impact the level of revenue recorded for AzaSite in subsequent periods. Our royalty revenues are based upon Allergan’s and Santen’s revenue recognition policies and other accounting policies, over which we have limited or no control, and on the underlying terms of our agreements. Our royalty revenues are impacted by the number of governmental and commercial formularies upon which Restasis is listed, the discounts and pricing under such formularies, as well as the estimated and actual amount of rebates, all of which are managed by Allergan. Other factors that are difficult to predict and that impact our royalty revenues are the extent and effectiveness of Allergan’s sales and marketing efforts, our sales and marketing efforts, timing of a generic epinastine launch, coverage and reimbursement under Medicare Part D and Medicaid programs, the recently passed healthcare reform legislation and the sales and marketing activities of competitors. Additionally, our ability to receive revenues on future sales of AzaSite, Restasis, and Diquas are dependent upon the duration of market exclusivity and the strength of patent protection.

Our operating expenses are also difficult to predict and depend on several factors. Cost of sales related to AzaSite is comprised of variable and fixed cost components. Research and development expenses, drug manufacturing, and clinical research activities, depend on the ongoing requirements of our development programs, availability of capital and direction from regulatory agencies, which are difficult to predict. In addition, we have incurred and expect to continue to incur significant selling and marketing expenses to commercialize our products. Management may be able to control the timing and level of research and development, selling and marketing and general and administrative expenses, but many of these expenditures will occur irrespective of our actions due to contractually committed activities and/or payments.

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

OVERVIEW

We are a specialty pharmaceutical company focused on developing and commercializing ophthalmic products. Our strategy is to create a sustainable portfolio of ophthalmic products by leveraging our commercial capabilities and pipeline assets and pursuing corporate development and licensing opportunities. Our specialty eye care sales force generates revenue from the promotion of AzaSite (azithromycin ophthalmic solution) 1% for bacterial conjunctivitis. We receive royalties based on net sales of Restasis (cyclosporine ophthalmic emulsion) 0.05% for dry eye and began receiving royalties in 2011 based on net sales of Diquas Ophthalmic Solution 3% (diquafosol tetrasodium) for dry eye in Japan. We will also continue to receive tail payments from sales of Elestat despite the fact that we are no longer co-promoting it.

PRODUCTS AND PRODUCT CANDIDATES	THERAPEUTIC AREA/ INDICATION	CONTRACTUAL PARTNER (1)	CURRENT STATUS

Products

AzaSite	Bacterial conjunctivitis	InSite Vision	Promoting

Elestat	Allergic conjunctivitis	Allergan	Generic launched (2)

Restasis	Dry eye disease	Allergan	Receiving royalty

Diquas	Dry eye disease	Santen Pharmaceutical	Receiving royalty

Product Candidates

Denufosol tetrasodium	Cystic fibrosis	None	Phase 3 (3)

Prolacria (diquafosol tetrasodium)	Dry eye disease	None	Phase 3 (4)

DE-089 (diquafosol tetrasodium)	Dry eye disease	Santen Pharmaceutical	Phase 3 (5)

AzaSite	Blepharitis	InSite Vision	Phase 2

INS115644, INS117548	Glaucoma	Wisconsin Alumni Research Foundation	Phase 1

(1)	See “Agreements” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a detailed description of our agreements with these contractual partners.
(2)	On May 2, 2011, Cypress Pharmaceutical, Inc. announced the launch of a generic epinastine hydrochloride ophthalmic solution. Such launch resulted in the termination of our co-promotion agreement with Allergan and we are no longer co-promoting Elestat. We are entitled to receive tail payments with respect to sales of Elestat in accordance with our agreement with Allergan.
(3)	In January 2011, we announced that our Phase 3 clinical trial (TIGER-2) did not meet its primary or key secondary endpoints. In February 2011, we announced our decision to discontinue our development of denufosol.
(4)	In January 2010, we announced that our Phase 3 clinical trial (Trial 03-113) did not meet its primary or secondary endpoints. We are not currently proceeding with the clinical development of Prolacria.
(5)	Santen is conducting Phase 3 clinical trials with DE-089 in China.

We were incorporated as a Delaware corporation in October 1993 and commenced operations in March 1995. Our corporate headquarters are located in Raleigh, North Carolina.

Tender Offer and Pending Merger

On April 5, 2011, Merck & Co., Inc., or Merck, and Monarch Transaction Corp., a Delaware corporation and a wholly-owned subsidiary of Merck, or Monarch, entered into an Agreement and Plan of Merger, or the Merger Agreement, with us. Pursuant to the Merger Agreement, Merck, through Monarch, commenced a cash tender offer, or the Tender Offer, on April 15, 2011 to purchase all of our outstanding common stock for $5.00 per share in cash, or the Offer Price, without interest. The Tender Offer will expire at 12:00 midnight on May 12, 2011, subject to possible extension in accordance with the terms set forth in the Merger Agreement. Pursuant to the Merger Agreement, after consummation of the Tender Offer, and subject to satisfaction or waiver of certain conditions set forth in the Merger Agreement, Monarch will merge with and into us, or the Merger, and we will survive as a wholly-owned subsidiary of Merck. If Monarch holds 90% or more of our outstanding common shares immediately prior to the Merger, it may effect the Merger without a meeting of our stockholders.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Merger Agreement also contains customary termination provisions for us and Merck and provides that, in connection with the termination of the Merger Agreement under specified circumstances, we may be required to pay Merck a termination fee of $17 million.

Pursuant to the Merger Agreement, we granted Monarch an option, or the Top-Up Option, to purchase that number of shares of our common stock that, when added to the aggregate number of shares of our common stock owned by Merck, Monarch and any other subsidiary of Merck, shall constitute 5,000 shares more than 90% of the shares of our common stock outstanding after such exercise. Pursuant to the Merger Agreement and subject to applicable law, Monarch is required to exercise the Top-Up Option if the shares issued pursuant to the Top-Up Option will enable Monarch to own at least 5,000 shares more than 90% of the issued and outstanding shares of our common stock after giving effect to such exercise. In no event will the Top-Up Option be exercisable for a number of shares in excess of the total number of the then authorized but unissued shares of our common stock. Based on the number of shares of our common stock outstanding as of the date of the Merger Agreement, Monarch would be required to exercise the Top-Up Option if approximately 76% or more of the outstanding shares of our common stock are tendered into the Tender Offer, and all other conditions to the Tender Offer have been satisfied or waived. The per share exercise price of the Top-Up Option is equal to the Offer Price. The closing of the Top-Up Option is subject to customary conditions. The Top-Up Option terminates concurrently with any termination of the Merger Agreement.

PRODUCTS

AzaSite

AzaSite (azithromycin ophthalmic solution) 1% is a topical anti-infective, in which azithromycin is formulated into an ophthalmic solution utilizing DuraSite®, a novel ocular drug delivery system. Azithromycin is a semi-synthetic antibiotic that is derived from erythromycin and, since 1992, has been available via oral administration by Pfizer Inc., or Pfizer, under the trade name Zithromax®. In April 2007, AzaSite was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of bacterial conjunctivitis in adults and children one year of age and older.

We entered into a license agreement, dated as of February 15, 2007, as amended, or the InSite License Agreement, with InSite Vision Incorporated, or InSite Vision, pursuant to which we acquired exclusive rights to commercialize AzaSite for use in the treatment of human ocular or ophthalmic indications. The InSite License Agreement grants us exclusive rights to develop, make, use, market, commercialize and sell AzaSite in the United States and Canada. We are obligated to pay InSite Vision royalties on net sales of AzaSite in the United States and Canada. In August 2007, we launched AzaSite in the United States and are promoting it to eye care specialists.

On April 21, 2011, we announced that we had received a Paragraph IV certification notice letter, dated April 15, 2011, or the Notice Letter, regarding an Abbreviated New Drug Application, or ANDA, submitted to the FDA by Sandoz Inc., or Sandoz, requesting approval to market and sell a generic version of AzaSite. Pursuant to an arrangement between InSite Vision and Sandoz, Sandoz is currently the manufacturer of the active pharmaceutical ingredient used in the manufacture of AzaSite.

In the Notice Letter, Sandoz claims U.S. Patent Nos. 6,159,458, 6,239,113, 6,569,443 and 7,056,893, or the InSite Patents, issued to InSite Vision and U.S. Patent No. 6,861,411, or the Pfizer Patent, issued to Pfizer (the Pfizer Patent together with the InSite Patents are referred to as the US Patents) to be invalid and/or will not be infringed by the manufacture, use, importation, sale or offer for sale of the product described in the ANDA. The latest InSite Patent expires in March 2019 and the Pfizer Patent expires in November 2018.

We were granted an exclusive license to the InSite Patents and an exclusive sublicense to the Pfizer Patent pursuant to the InSite License Agreement. Pursuant to the InSite License Agreement, we obtained step-in rights with respect to the initiation, prosecution and control of any patent infringement lawsuits relating to the US Patents under certain circumstances, including but not limited to InSite Vision’s failure to initiate such a proceeding against an infringer.

InSite Vision, Pfizer and we have 45 days from the date of their respective receipt of the Notice Letter to commence a patent infringement lawsuit against Sandoz that would result in an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final court decision in the infringement suit in favor of Sandoz, whichever occurs first.

If required, we intend to vigorously enforce our intellectual property rights, pursuant to the step-in rights relating to AzaSite pursuant to the InSite License Agreement.

Elestat

Elestat (epinastine HCl ophthalmic solution) 0.05% is a topical antihistamine developed by Allergan, Inc., or Allergan, for the prevention of ocular itching associated with allergic conjunctivitis. Elestat was approved by the FDA in October 2003 and is indicated for adults and children at least three years old.

During the fiscal quarter ended March 31, 2011, we received co-promotion revenue from Allergan on its U.S. net sales of Elestat.

The FDA approved an ANDA for a generic epinastine hydrochloride ophthalmic solution on March 14, 2011. On May 2, 2011, Cypress Pharmaceutical, Inc. announced the launch of a generic epinastine hydrochloride ophthalmic solution. Epinastine hydrochloride is the active pharmaceutical ingredient, or API, in Elestat. As previously disclosed, we have been expecting such an approval and launch, resulting in the termination of our co-promotion agreement with

Allergan. We will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the three successive 12-month periods immediately following the termination of the agreement, Allergan will be obligated to pay us 20%, 15% and 10%, respectively, on any net sales of Elestat in the United States.

See “Risk Factors — “Our agreement with Allergan to co-promote Elestat is no longer in effect, and our revenues from sales of Elestat will be nominal” - for further discussion of the risk related to the approval of an ANDA for a generic epinastine hydrochloride.

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

In December 1998, we entered into an agreement with Santen that allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan and nine other Asian countries, and provides for certain milestone payments to be paid to us upon achievement of development milestones by Santen. In December 2010, we received a milestone payment of $1.25 million as Diquas received pricing approval and was launched for sale in Japan. We are entitled to receive royalty payments based upon a tiered rate on net sales of Diquas in Japan, with a minimum rate in the high single digits and a maximum rate in the low double digits. There are no future milestones to be earned by us under the agreement.

Applications for patent term extension for two Japanese patents owned by Inspire that cover Diquas have been approved. As a result, an additional five years of exclusivity has been granted for one patent and approximately 4.5 years of exclusivity has been granted with respect to another patent. Accordingly, the manufacture and sale of Diquas is protected in Japan under patents that have claims to the drug substance, the formulation, and method of making that now expire in February 2023.

Product Risks

For a more detailed discussion of the risks associated with these products, please see Item 1A. — Risk Factors located in Part II of this Quarterly Report on Form 10-Q, or this Report.

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

Development Status. In June 2008, we announced top-line results from the 24-week placebo-controlled portion of our first Phase 3 clinical trial, TIGER-1, with denufosol tetrasodium for the treatment of cystic fibrosis. The clinical trial demonstrated statistical significance for its primary efficacy endpoint, which was the change in FEV1 from baseline at the clinical trial endpoint (at 24 weeks or last observation carried forward). Patients treated with denufosol had a statistically significant improvement in FEV1 compared to placebo (45 milliliter treatment group difference in adjusted means, p = 0.047). On average, patients on denufosol improved in FEV1 relative to baseline whereas patients on placebo remained essentially unchanged. Secondary endpoints were also evaluated during the placebo-controlled portion of TIGER-1. There was a trend in differences in FEF25%-75% (Forced Expiratory Flow 25%-75%), a measure of small airway function, favoring denufosol over placebo (87.5 milliliters/second treatment group difference, p = 0.072).

In January 2011, we announced the top-line results from our second Phase 3 clinical trial, TIGER-2, The trial did not achieve statistical significance for its primary efficacy endpoint, which was change from baseline in FEV1 (Forced Expiratory Volume in One Second) at the Week 48 Endpoint (48 weeks or last observation carried forward). Based on our assessment of the full data set from the TIGER-2 Phase 3 trial of denufosol, the open-label denufosol-only trial (Trial 08-114) data and our current corporate resources, we decided to discontinue Inspire’s development of denufosol.

Prolacria (diquafosol tetrasodium) for the treatment of dry eye disease

Overview. Prolacria, the proposed U.S. tradename for diquafosol tetrasodium ophthalmic solution 2%, was being developed for the treatment of dry eye disease.

Development Status. In January 2010, we announced that a Phase 3 clinical trial (Trial 03-113) did not meet its primary endpoint (p = 0.526) or its secondary endpoint (p = 0.368). We are not currently proceeding with the clinical development of Prolacria. Under our amended and restated agreement with Allergan, we have sole control over any future Prolacria development and commercialization.

DE-089 (diquafosol tetrasodium) for the treatment of dry eye disease

Overview. Our agreement with Santen allows Santen to develop diquafosol tetrasodium for the therapeutic treatment of ocular surface diseases, such as dry eye disease, in Japan, the People’s Republic of China and eight other Asian countries.

Development Status. Santen is conducting Phase 3 clinical trials with DE-089 in China. We are eligible to receive a single digit royalty on net sales of DE-089 in China, if it is ultimately approved and commercialized in China.

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

Our market research and input from eye care specialists suggests that blepharitis is an under-diagnosed and under-treated disease. Survey data published in The Ocular Surface and funded by us indicated that 15% of adults reported having at least one of the three symptoms that clinicians associate with anterior blepharitis at least half of the time in the previous 12 months. Based on the overall U.S. adult population of 232 million, this implies potentially as many as 34 million adults might have suffered from some form of blepharitis over such time frame. Currently, there are no FDA-approved prescription pharmaceutical products indicated for the treatment of this disease. Patients currently manage the acute and often chronic effects of blepharitis with the use of warm compresses, lid hygiene, topical antibiotic ointments and, when exacerbated, with topical steroids or oral antibiotics.

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

In December 2010, we initiated an exploratory Phase 2, double-masked, vehicle-controlled clinical trial (Trial 044-103) comparing AzaSite to vehicle for four weeks of treatment with an eight-week follow-up period in up to 300 blepharitis patients at approximately 25 U.S. sites. In this clinical trial, we are assessing the patient population, length of dosing and measurements of multiple signs and symptoms of blepharitis, including utilizing photographic methods and a centralized reading center.

Given the limited data available and the early stage of development of this program, we are currently unable to reasonably project the future dates and costs associated with clinical trials or a prospective NDA filing for this program.

Glaucoma product candidates

Overview. In November 2004, we licensed technology for use in developing and commercializing new treatments for glaucoma from the Wisconsin Alumni Research Foundation, or WARF.

Development Status. In 2007, we initiated a Phase 1 proof-of-concept placebo-controlled, dose-ranging clinical trial (Trial 032-101) for INS115644, the first compound in a series of compounds, in glaucoma patients to evaluate the safety and tolerability of INS115644, as well as changes in intraocular pressure, or IOP. In 2008, we initiated a Phase 1 proof-of-concept placebo-controlled, dose-ranging clinical trial (Trial 037-101) for a second compound, referred to as INS117548, to evaluate the safety, tolerability and IOP-lowering effects of INS117548 in approximately 80 subjects with early stage glaucoma or ocular hypertension.

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

Product Candidates Risks

For a discussion of the risks associated with our development programs, please see Item 1A. — Risk Factors located in Part II of this Report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

Revenues

Total revenues were approximately $21.1 million for the three months ended March 31, 2011, as compared to approximately $22.1 million for the same period in 2010. The decrease in 2011 revenue of approximately $1.0 million, or 4%, as compared to the same period in 2010, was primarily due to a decrease in royalty revenue from net sales of Restasis and a reduction in co-promotion revenue from net sales of Elestat, partially offset by an increase in product revenue from net sales of AzaSite and royalty revenue from the initial sales of Diquas in Japan following its launch in December 2010.

Product Sales, net

Product sales of AzaSite, net of rebates and discounts, for the three months ended March 31, 2011 were approximately $10.9 million, as compared to approximately $8.7 million for the same period in 2010. The increase in revenue for AzaSite of approximately $2.2 million, or 26%, for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to increased patient and physician usage of AzaSite, evidenced by an increase of prescriptions year-over-year, as well as price increases for the product between the periods. Additionally, approximately $1.0 million of revenue from sales of AzaSite for the three months ended March 31, 2010 was associated with hospital usage of AzaSite as a substitute during a temporary supply shortage of erythromycin ophthalmic ointment (0.5%), as discussed below. The erythromycin ophthalmic ointment supply shortage began in the third quarter of 2009 and was resolved in the first quarter of 2010.

In September 2009, erythromycin ophthalmic ointment was placed on the FDA Drug Shortages website. Erythromycin ophthalmic ointment is a macrolide antibiotic routinely used in neonates for prophylaxis of ophthalmia neonatorum, a form of bacterial conjunctivitis that may be contracted by newborns during delivery. Due to this shortage, the Centers for Disease Control and Prevention asked healthcare professionals to reserve erythromycin supplies for neonatal use and also recommended the use of AzaSite as an acceptable substitute for neonatal prophylaxis use when erythromycin was not available.

The increase in AzaSite revenues for the three months ended March 31, 2011, as compared to the same period in 2010, was partially offset by an increase in gross-to-net sales deductions. Total sales deductions as a percentage of gross revenues increased approximately 2%. The impact of the net rate increase as a percentage of gross revenues was approximately $303,000 in additional provisions for the three months ended March 31, 2011. The increase was primarily attributable to an approximate 2% increase in rebates and discounts due to (1) an increase in the number of formularies that now list AzaSite and (2) the price concessions required to secure this coverage under Medicare and commercial managed care organizations. Our reserves related to rebates and discounts for the three months ended March 31, 2011 were not significantly impacted by the new U.S. healthcare reform legislation passed in March 2010 and those provisions of the legislation that became effective during the first quarter of 2010.

For the three months ended March 31, 2011, based on prescription data from IMS Health, there were approximately 181,000 prescriptions written for AzaSite, representing approximately 4% of all prescriptions in the single agent ocular antibiotic market, defined as both branded and generic single agent ocular antibiotics. In comparison, approximately 164,000 prescriptions were written for AzaSite for the three months ended March 31, 2010, excluding hospital usage, representing approximately 4% of all prescriptions in the single agent ocular antibiotic market. For the three months ended March 31, 2011, the average monthly prescriptions per sales force associate and the average monthly prescriptions per targeted physician increased 10% and 11%, respectively, as compared to the same period in 2010. Since launch, actual units of AzaSite dispensed have been slightly higher than the number of prescriptions as reported by IMS Health due to the issuance of multiple unit prescriptions by some physicians. For the three months ended March 31, 2011, the single agent ocular antibiotic market, in terms of prescriptions, increased approximately 6% from the prior year.

Our average market share in our primary call audience of eye care specialists, mainly ophthalmologists and optometrists, was approximately 21% for the three months ended March 31, 2011, as compared to approximately 19% for the same period in 2010. In addition, our average market share in our target call audience of eye care specialists was approximately 11% for both the three months ended March 31, 2011 and 2010.

Product Co-Promotion and Royalty

Total co-promotion and royalty revenue for the three months ended March 31, 2011 was approximately $10.2 million, as compared to approximately $13.4 million for the same period in 2010, representing a decrease of approximately $3.2 million, or 24%.

Restasis

Our royalty revenue from net sales of Restasis for the three months ended March 31, 2011 was approximately $7.2 million, as compared to approximately $9.8 million for the same period in 2010. In August 2010, we amended and restated our agreement with Allergan. Under the amended and restated agreement, which runs through December 31, 2020, we are entitled to receive revenues at one global rate based on net sales of Restasis and any other human ophthalmic formulation of cyclosporine owned or controlled by Allergan, with no requirement to co-promote Restasis. The royalty rate for Restasis in the United States remained unchanged for 2010. Effective January 1, 2011, the annual global rate stepped down from the 2010 rate by three percentage points. The rate will step down a further 0.25 percentage point in 2013 and a final 0.50 percentage point in 2014, remaining at this level through the end of the term in 2020. For the three months ended March 31, 2011, Allergan recorded revenue from net sales of Restasis of approximately $161 million, as compared to approximately $133 million for the same period in 2010.

Elestat

Co-promotion revenue from net sales of Elestat for the three months ended March 31, 2011 was approximately $2.7 million, as compared to approximately $3.6 million for the same period in 2010. The decrease in co-promotion revenue from net sales of Elestat of approximately $905,000, or 25%, as compared to the same period in 2010, was primarily due to a reduction in share of the total U.S. allergic conjunctivitis market, partially offset by an annual price increase that became effective in the first quarter of 2011.

Elestat is a seasonal product with product demand mirroring seasonal trends for topical allergic conjunctivitis products. Typically, demand is highest during the Spring months followed by moderate demand in the Summer and Fall months. The lowest demand is during the Winter months. Based upon national prescription data from IMS Health, for the three months ended March 31, 2011 and 2010, Elestat prescriptions, as a percentage of the total U.S. allergic conjunctivitis market, represented approximately 5% and 7%, respectively, of the total U.S. allergic conjunctivitis market. Based upon monthly data from IMS Health, for the three months ended March 31, 2011, the total U.S. allergic conjunctivitis market, in terms of prescriptions, increased approximately 7% as compared to the same period in 2010.

On March 14, 2011 the FDA approved an ANDA for a generic epinastine hydrochloride ophthalmic solution. On May 2, 2011, the launch of a generic epinastine hydrochloride ophthalmic solution was announced by a third-party. Epinastine hydrochloride is the active pharmaceutical ingredient, or API, in Elestat. As previously disclosed, we have been expecting such an approval and launch, resulting in the termination of our co-promotion agreement with Allergan. We will be entitled to receive post-termination payments from Allergan, based on any remaining net sales of Elestat for a period of 36 months. During the three successive 12-month periods immediately following the termination of the agreement, Allergan will be obligated to pay us 20%, 15% and 10%, respectively, on any net sales of Elestat in the United States. We expect any revenue from net sales of Elestat received during this 36-month post-termination period to be nominal compared to revenue in years where we were actively co-promoting the product. Loss of our co-promotion revenue from Elestat will adversely impact our future results of operations and cash flows.

Diquas

In December 2010, Santen received pricing approval for Diquas Ophthalmic Solution 3% (diquafosol tetrasodium), for which we received a milestone payment of $1.25 million. There are no future milestones to be earned under the amended agreement with Santen. We receive royalty payments based upon a tiered rate on net sales of Diquas in Japan, which Santen launched in December 2010, with a minimum rate in the high single digits and a maximum rate in the low double digits. We recorded approximately $316,000 in royalty revenue in the three months ended March 31, 2011, based on net sales of Diquas as reported to us from Santen for the time period of December 10-31, 2010.

Miscellaneous

Our future revenue will depend on various factors including the effectiveness of our commercialization of AzaSite and continued commercial success and duration of commercial exclusivity of Restasis. In addition to the foregoing, pricing, rebates, discounts and returns for all products; the effect of competing products; coverage and reimbursement under commercial or government plans; and the recently passed healthcare reform legislation will impact future revenues. If Allergan significantly under-estimates or over-estimates rebate amounts, there could be a material effect on our revenue. In addition to the continuing sales of AzaSite and Restasis, our future revenue will also depend on Santen’s ability to successfully commercialize Diquas, our ability to enter into additional collaboration agreements, and to achieve milestones under future collaboration agreements, as well as whether we obtain regulatory approvals for our product candidates.

Cost of Sales

Cost of sales related to the sales of AzaSite were approximately $4.6 million for the three months ended March 31, 2011, as compared to approximately $3.0 million for the same period in 2010. The increase in cost of sales of $1.6 million, or 53%, as compared to the same period in 2010, was primarily due to increased sales volume of AzaSite, which resulted in increased royalties, as well as the accrual of additional royalty expense in anticipation of a shortfall of the minimum royalty due to InSite Vision in 2011.

Under the terms of the license agreement with InSite Vision, our obligation to pay royalties to InSite Vision is subject to pre-determined minimum annual royalty payments. The determination of whether or not we will owe any such payments is based upon the amount of royalties accrued over a 12-month royalty period. There are five successive 12-month minimum royalty periods, the third of which commenced on October 1, 2010. Based on actual net sales from AzaSite during the fourth quarter of 2010 and the first quarter of 2011, and our expectation of net sales from AzaSite in the second and third quarters of 2011, we anticipate incurring a shortfall of the minimum royalty due at the end of September 30, 2011. As a result, beginning with the fourth quarter of 2010, we have started to accrue additional royalty expense based on our anticipated shortfall from the minimum royalty. To date, approximately $1.2 million of the anticipated shortfall to the minimum royalty has been accrued. The total shortfall, if any, does not have to be paid until the end of the 12-month minimum royalty period.

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

Research and Development Expenses

Research and development expenses were approximately $3.6 million for the three months ended March 31, 2011, as compared to approximately $9.6 million for the same period in 2010.

The decrease in research and development expenses of approximately $6.0 million, or 62%, for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to the discontinuation of the denufosol cystic fibrosis development program as well as the restructuring in the first quarter of 2011 that eliminated the research and development infrastructure associated with the pulmonary therapeutic area. These decreases in expenses were partially offset by increased costs associated with our Phase 2 clinical trial researching AzaSite for the treatment of blepharitis, which was initiated in December 2010.

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

Our research and development expenses for the three months ended March 31, 2011 and 2010, and from the respective project’s inception, are shown below and includes the percentage of overall research and development expenditures for the periods listed.

	(In thousands)
	Three Months Ended March 31,				Cumulative from Inception to March 31, 2011%
	2011	%	2010	%
AzaSite for blepharitis	$1,299	36	$641	7	$10,616	3

Denufosol tetrasodium for cystic fibrosis	851	24	7,241	75	131,654	32

AzaSite (1)	711	20	795	8	21,445	5

INS115644 and INS117548 for glaucoma and related research and development	174	5	43	1	16,886	4

Prolacria (diquafosol tetrasodium) for dry eye disease	54	1	548	6	58,528	14

Other research, preclinical and development costs	511	14	325	3	174,595	42

Total	$3,600	100	$9,593	100	$413,724	100

(1)	Expenses include costs associated with new bottle design and development activities

Selling and Marketing Expenses

Selling and marketing expenses were approximately $12.8 million for the three months ended March 31, 2011, as compared to approximately $13.7 million for the same period in 2010.

The decrease in selling and marketing expenses of approximately $853,000, or 6%, for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to a decrease in market research related activities, as well as the timing of certain other marketing activities.

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

General and Administrative Expenses

General and administrative costs were approximately $5.6 million for the three months ended March 31, 2011, as compared to approximately $10.2 million for the same period in 2010.

The decrease in general and administrative expenses of approximately $4.6 million, or 46%, for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to a decrease in executive compensation expense. For the three months ended March 31, 2010, we incurred personnel related expenses associated with our Chief Executive Officer transition of approximately $5.0 million. The majority of expenses associated with the CEO transition were non-cash stock based compensation costs of approximately $3.5 million. This decrease was partially offset by an increase in legal fees, primarily associated with the proposed acquisition of us by Merck.

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

Restructuring

On January 3, 2011, we announced that the top-line results from our second Phase 3 clinical trial, TIGER-2, with denufosol tetrasodium for the treatment of cystic fibrosis did not achieve statistical significance for its primary efficacy endpoint and for three key secondary endpoints. Based upon the overall data relating to the program, we decided to discontinue development of denufosol tetrasodium.

In February 2011, we announced a strategic corporate restructuring, discontinuing our pulmonary therapeutic area. We recorded restructuring charges of $12.2 million during the three months ended March 31, 2011, primarily comprised of costs to (i) restructure our research and development organization and eliminate our infrastructure associated with the pulmonary therapeutic area; (ii) complete all necessary remaining contractual activities associated with TIGER-2 and the open-label denufosol-only clinical trial as well as other denufosol activities; and (iii) record an impairment charge associated with the equipment that was developed and purchased in anticipation of FDA approval and costs related to idle facilities. The corporate restructuring also included a workforce reduction of approximately 65 positions or approximately 27% of our full-time employee base, primarily effecting functions in research and development; manufacturing and technical operations; and general and administrative. The restructuring charge also reflects the reversal of a long-term liability of $1.9 million that we had recorded based on an agreement with the Cystic Fibrosis Foundation Therapeutics, Inc., or CFFT. The agreement with the CFFT terminated upon the failure of denufosol to yield statistically significant results in the TIGER-2 clinical trial. We recorded our restructuring activities in accordance with FASB authoritative guidance regarding the accounting for the impairment and disposal of long-lived assets and the accounting for costs associated with exit or disposal activities.

The corporate restructuring is expected to reduce fiscal 2011 operating expenses by greater than $40 million, as compared to fiscal 2010, when excluding cost of sales and restructuring charges.

Other Income/(Expense)

For the three months ended March 31, 2011, we incurred other income, net of approximately $106,000, as compared to approximately $317,000 in other expense, net for the same period in 2010.

The increase in other income, net of approximately $423,000 for the three months ended March 31, 2011, as compared to the same period in 2010, was due to a decrease in interest expense. In December 2010, we repaid the remaining principal balance of our term loan facility.

Other income/(expense) fluctuates from year to year depending on the level of interest income earned on variable cash and investment balances, realized gains and losses on investments due to changes in fair market value and interest expense on debt. Future other income/(expense) will depend on the level of our future cash and investment balances, as well as the return and change in fair market value on our investments.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through the sale of equity securities, including private sales of preferred stock and public offerings of common stock and, to a lesser extent, through a term loan facility. We also currently receive product revenue from net sales of AzaSite, and royalty revenue from net sales of Restasis and Diquas. We expect any revenue from net sales of Elestat received during the 36-month post-termination period following the launch of a generic epinastine product to be nominal compared to revenue in years where we were actively co-promoting the product. We do not expect our revenue to exceed our operating expenses in 2011.

As of March 31, 2011, we had net working capital of approximately $61.2 million, a decrease of approximately $11.3 million from approximately $72.5 million at December 31, 2010. The decrease in working capital was principally due to the funding of normal operating expenses associated with commercialization activities and costs related to the 2011 restructuring. Our principal sources of liquidity at March 31, 2011 were approximately $31.2 million in cash and cash equivalents, approximately $45.8 million in investments, which are considered available-for-sale, and approximately $16.3 million in trade receivables.

Net cash used in operating activities was approximately $15.0 million for the three months ended March 31, 2011, as compared to approximately $7.1 million for the same period in 2010. The increase in net cash used in operating activities for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily attributable to an increase in our net loss for the period, as well as decreases in accounts payable and accrued expenses as of March 31, 2011. We expect 2011 revenues to decrease from 2010 levels due to the anticipated introduction of a generic form of epinastine ophthalmic solution into the market and the 3% reduction in our royalty rate for Restasis in accordance with the terms of the amended and restated agreement with Allergan.

Net cash provided by investing activities was approximately $3.6 million for the three months ended March 31, 2011, as compared to net cash used in investing activities of approximately $9.3 million for the same period in 2010. Increases in net cash provided by investing activities are generally the result of the conversion of our investments in available-for-securities to cash enabling us to fund our ongoing operating activities. Increases in net cash used in investing activities generally occur when we have raised cash either through the sale of equity securities or through borrowings and have invested the proceeds in available-for-sale securities.

Net cash provided by financing activities was approximately $392,000 for the three months ended March 31, 2011, as compared to net cash used in financing activities of approximately $4.9 million for the same period in 2010. Net cash used in financing activities in the three months ended March 31, 2010 was primarily associated with the scheduled repayments of our term loan facility, which was fully repaid in December 2010.

At March 31, 2011, our cash and investments totaled approximately $77.8 million, for which all but $815,000 of these investments provide short-term liquidity and can be readily liquidated into cash to fund our ongoing operations. These investments, in conjunction with the restructuring activities announced in February 2011 which significantly reduced our expected future operating expenses, will allow us to adequately fund our operations in 2011 and for the next several years with the potential ability to achieve cash flow positive operations in that time period. Our future working capital requirements, including the need for additional working capital, will be largely determined by the commercial success of our products, the successful and timely completion of our blepharitis development program, and the in-licensing or acquisition of any additional products that we may identify in the future.

More specifically, our working capital requirements will be dependent on: the number, magnitude, scope and timing of our development programs; regulatory approval of our product candidates; the commercial potential and success of our product candidates; the loss of commercial exclusivity of any of our products; the loss of revenue from our products due to competition or loss of market share; the level of ongoing costs related to the commercialization of AzaSite; the cost, timing and outcome of regulatory reviews, regulatory investigations, and changes in regulatory requirements; the costs of obtaining patent protection for our product candidates; the timing and terms of business development activities; the rate of technological advances relevant to our operations; the timing, method and cost of the commercialization of our product candidates; the efficiency of manufacturing processes developed on our behalf by third parties; the level of required administrative support for our daily operations; and our ability to successfully restructure our operations, among other factors.

Off Balance Sheet Arrangements

As of March 31, 2011, we were not a party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, judgments and the policies underlying these estimates on a periodic basis, as situations change and regularly discuss financial events, policies, and issues with members of our audit committee and our independent registered public accounting firm. In addition, recognition of revenue from product co-promotion and earned royalties is affected by certain estimates and judgments made by Allergan and Santen on which we rely when recording this revenue. We routinely evaluate our estimates and policies regarding revenue recognition, product returns, rebates and incentives, inventory and manufacturing, taxes, stock-based compensation, research and development, marketing and other expenses and any associated liabilities.

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

We have categorized and described more fully, the following significant sales deductions, all of which involve estimates and judgments, which we consider to be critical accounting estimates, and require us to use information from external sources.

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

The amount of the reserve for rebates and chargebacks is based on multiple qualitative and quantitative factors, including the historical and projected utilization levels, historical payment experience, changes in statutory laws and interpretations as well as contractual terms, product pricing (both normal selling prices and statutory or negotiated prices), changes in prescription demand patterns and utilization of our product through private or public benefit plans, and the levels of AzaSite inventory in both the wholesale and retail distribution channel. Other factors that we may consider, if determined relevant, would include price changes from competitors and introductions of generics and/or competitive new products. We acquire prescription utilization data from IMS Health, a third-party supplier of market research data to the pharmaceutical industry. We apply these multiple factors, the quantitative historical data along with other qualitative aspects, such as management’s judgment regarding future utilization trends, to the respective period’s sales of AzaSite to determine the rebate accrual and related expense. We update our estimates and assumptions each period and record any necessary adjustments to our reserves. Settlements of rebates and chargebacks typically occur within nine months from point of sale. To the extent actual rebates and chargebacks differ from our estimates, additional reserves may be required or reserves may need to be reversed, either of which would impact current period product revenue. As of March 31, 2011 and December 31, 2010, reserves for rebates and chargebacks were $5.7 million and $9.1 million, respectively.

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

•

Product coupons and vouchers —Product coupons and vouchers, made available by us online or through pharmacies and prescribing physicians, offer patients the ability to receive free or discounted product. We use a third-party administrator who coordinates program activities and invoices us on a periodic basis for the cost of coupons and vouchers redeemed in the period. We base our estimates on the historical coupon and voucher redemption rate of similar programs.

As of March 31, 2011 and December 31, 2010, reserves for discounts and other sales incentives were $1.0 million and $1.2 million, respectively.

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

Our estimates of the level of AzaSite inventory in the distribution channel is based on inventory data provided by wholesalers and third-party prescription data. As of March 31, 2011 and December 31, 2010, reserves for returns of AzaSite were $2.9 million and $2.6 million, respectively.

Product Co-promotion and Royalty Revenues

During the fiscal quarter ended March 31, 2011, we recognized co-promotion revenue based on net sales of Elestat and royalty revenue based on net sales of Restasis, as reported to us by Allergan. In addition, we recognize royalty revenue based on net sales of Diquas, as reported to us by Santen. Our co-promotion and royalty revenues are based upon Allergan’s and Santen’s revenue recognition policies and other accounting policies over which we have limited or no control and on the underlying terms of the agreements. Allergan and Santen recognize revenue from product sales when goods are shipped and title and risk of loss transfers to the customer. The agreements with Allergan and Santen provide for gross sales to be reduced by estimates of sales returns, credits and allowances, normal trade and cash discounts, managed care sales rebates and other allocated costs as defined in the agreements, all of which are determined by Allergan and Santen and are outside our control. We record the applicable percentage of reported net sales for Elestat as co-promotion revenue and for Restasis and Diquas as royalty revenue. We receive monthly sales information from Allergan and perform analytical reviews and trend analyses using prescription information that we receive from IMS Health. In addition, we exercise our audit rights under the contractual agreements with Allergan to annually perform an examination of Allergan’s sales records of both Restasis and Elestat. We make no adjustments to the amounts reported to us by Allergan other than reductions in net sales to reflect the incentive programs managed by us. The rebates associated with the programs that we manage represent an insignificant amount, as compared to the rebate and discount programs administered by Allergan and as compared to our aggregate co-promotion and royalty revenue. In accordance with the terms of our agreement with Santen, Santen is only required to report Diquas sales information to us on a quarterly basis. Due to the timing of receiving the quarterly sales information from Santen, all royalty revenue from net sales of Diquas is being recorded by us one quarter in arrears.

Collaborative Research and Development Revenues

We recognize revenue under our collaborative research and development agreements when we or our collaborative partner have met a contractual milestone triggering a payment to us. We are entitled to receive milestone payments under our collaborative research and development agreements based upon the achievement of agreed upon development events that are substantively at-risk by our collaborative partners or us. This collaborative research and development revenue is recognized upon the achievement and acknowledgement of our collaborative partner of a development event, which is generally at the date payment is received from the collaborative partner or is reasonably assured. Accordingly, our revenue recognized under our collaborative research and development agreements may fluctuate significantly from period to period. No collaborative research and development revenue was recognized for the three months ended March 31, 2011 and 2010.

Inventories

Our inventories are related to AzaSite and are valued at the lower of cost or market using the first-in, first-out (i.e., FIFO) method. Cost includes materials, labor, overhead, shipping and handling costs. Our inventories are subject to expiration dating. We regularly evaluate the carrying value of our inventories and provide valuation reserves for any estimated obsolete, short-dated or unmarketable inventories. In addition, we may experience spoilage of our raw materials, which primarily consist of API. Our determination that a valuation reserve might be required, in addition to the quantification of such reserve, requires us to utilize significant judgment. We base our analysis, in part, on the level of inventories on hand in relation to our estimated forecast of product demand, production requirements for forecasted product demand, expected market conditions and the expiration dates or remaining shelf life of inventories. As of March 31, 2011 and December 31, 2010, we had net reserves of $50,000.

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

Impact of Recently Issued Accounting Pronouncements

In December 2010, the FASB ratified a consensus of the Emerging Issues Task Force related to an annual fee to be paid to the federal government by pharmaceutical manufacturers that meet certain sales levels as mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. This consensus requires the liability related to the annual fee to be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense generally using a straight-line method of allocation over the calendar year that it is payable. This guidance is effective for calendar years beginning after December 31, 2010, when the fee initially became effective. The adoption of this guidance and the recording of the estimated annual fee during the first quarter of 2011 did not have a significant impact on our financial statements and results of operations.

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

Beginning in 2011, the ACA requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap. Also, beginning in 2011, we will be assessed our share of a new fee assessed on all branded prescription drug and biologics manufacturers and importers. This fee will be calculated based upon each organization’s historical percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs).

The Obama Administration has issued guidance on certain aspects of implementation, including the manufacturer discount program for certain Medicare Part D drugs, which we are assessing. However, details on many other ACA policies have yet to be finalized, including how the annual fee on branded prescription drugs will be calculated and allocated in 2011. We do not expect the provisions that have been enacted to date to have a significant financial impact on our revenues from AzaSite sales. We are unable to adequately assess at this time the extent of the impact of provisions that have not yet gone into effect until additional operational details are available. There can be no assurance that the other ACA provisions yet to be implemented will not impact our financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investment portfolio may consist of a variety of securities, including U.S. government and agency securities, money market and mutual fund investments, municipal and corporate bonds and commercial paper and asset or mortgage-backed securities, among others. As of March 31, 2011, cash equivalents consisted of $4.3 million in a money market account, $14.5 million in money market funds and $8.3 million in corporate bonds and commercial paper. Our investment portfolio as of March 31, 2011 consisted of corporate bonds, commercial paper and U.S. Government and agency securities, which collectively had an average maturity of less than 12 months, using the stated maturity. All of our cash, cash equivalents and investments are maintained at two banking institutions.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the duration of investments. At March 31, 2011, our portfolio of available-for-sale investments consisted of approximately $43.3 million of investments maturing within one year and approximately $2.5 million of investments maturing after one year but within 24 months. In general, securities with longer maturities are subject to greater interest-rate risk than those with shorter maturities. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers.

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities.

Investment Risk

In addition to our normal investment portfolio, we have an investment in Parion Sciences, Inc. of $200,000 as of March 31, 2011. This investment is in the form of unregistered common stock and is subject to higher investment risk than our normal investment portfolio due to the lack of an active resale market for the Parion Sciences, Inc. securities.

Foreign Currency Exchange Risk

The majority of our transactions occur in U.S. dollars and we do not have subsidiaries or investments in foreign countries. We receive royalties on Restasis and Diquas that are based upon sales outside the United States; however, we are compensated for these sales in royalty payments that are made in U.S. dollars. Therefore, we are not subject to significant foreign currency exchange risk. We do, however, have foreign currency exposure with regard to the purchase of active pharmaceutical ingredients as they relate to AzaSite, which is manufactured by a foreign-based company and is payable in Euros. We have established policies and procedures for assessing market and foreign exchange risk. As of March 31, 2011, we did not have any foreign currency hedges.

Item 4. Controls and Procedures

Our management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. The design, monitoring and revision of the system of internal accounting controls involves, among other items, management’s judgments with respect to the relative cost and expected benefits of specific control measures. The effectiveness of the control system is supported by the selection, retention and training of qualified personnel and an organizational structure that provides an appropriate division of responsibility and formalized procedures. The system of internal accounting controls is periodically reviewed and modified in response to changing conditions. Internal audit consultants regularly monitor the adequacy and effectiveness of internal accounting controls. In addition to the system of internal accounting controls, management maintains corporate policy guidelines that help monitor proper overall business conduct, possible conflicts of interest, compliance with laws and confidentiality of proprietary information. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Following the announcement of the Merger Agreement with Merck and Monarch, the following putative class action lawsuits were filed: (i) Anthony S. Luttenberger, individually and on behalf of all others similarly situated v. Inspire Pharmaceuticals, Inc. et al., No. 6363, filed on April 11, 2011, in the Court of Chancery of the State of Delaware, which plaintiffs’ subsequently moved to voluntarily dismiss on April 14, 2011, or the Luttenberger Dismissed Complaint; (ii) Norris Foster, Noah Alpern and Louis Alpern, individually and on behalf of all others similarly situated v. George Abercrombie, et al., Case No. 5:11-CV-00180, filed on April 14, 2011, as amended on April 19, 2011, in the United States District Court for the Eastern District of North Carolina, or the Foster Complaint; (iii) Steve Dougherty, individually and on behalf of all others similarly situated v. Inspire Pharmaceuticals, Inc. et al., No. 6378, filed on April 14, 2011, as amended on April 20, 2011, in the Court of Chancery of the State of Delaware, or the Dougherty Complaint; (iv) Maz Aiyub, individually and on behalf of all others similarly situated v. George Abercrombie, et al., Case No. 6381, filed on April 15, 2011, in the Court of Chancery of the State of Delaware; (v) Pradeep Bheda, individually and on behalf of all others similarly situated v. George Abercrombie, et al., Case No. 6382, filed on April 15, 2011, in the Court of Chancery of the State of Delaware; and (vi) Raymond Chan, on behalf of himself and all others similarly situated v. Inspire Pharmaceuticals, Inc., et al., Case No. 6401, filed on April 21, 2011, in the Court of Chancery of the State of Delaware.

All of the suits name us, the members of our Board of Directors, Merck and Monarch as defendants. All of the lawsuits are brought by purported holders of our common stock, both individually and on behalf of a putative class of our stockholders, alleging that our Board of Directors breached its fiduciary duties in connection with the Tender Offer and the Merger by purportedly failing to maximize stockholder value, and that we, Merck, and Monarch aided and abetted the alleged breaches. All of the lawsuits seek equitable relief, including, among other things, to enjoin consummation of the Tender Offer and the Merger, rescission of the Merger Agreement and an award of all costs, including reasonable attorneys’ fees. In addition, the Dougherty Complaint alleges our Board of Directors breached its fiduciary duty to disclose material information and the Foster Complaint alleges (i) we, our Board of Directors and Merck disseminated false and misleading statements relating to, among other things, the sale process of us in violation of §14(e) of the Exchange Act and (ii) certain control person liability under § 20(a) of the Exchange Act against us, the Board of Directors and Merck.

On April 22, 2011, all defendants filed motions seeking to dismiss the Foster Complaint. The court has not ruled on this motion. On April 19, 2011, plaintiffs in the Foster Complaint filed an emergency motion for expedited discovery and to set a briefing schedule and hearing date for a preliminary injunction hearing and all defendants, subsequently, filed an opposition to that motion. On May 2, 2011, the court denied plaintiffs’ motion for expedited discovery and granted their motion to set a briefing schedule and hearing date on their motion for a preliminary injunction. That motion will be fully briefed by May 9, 2011 and the court will hold a preliminary injunction hearing on May 10, 2011.

On April 25, 2011, Vice Chancellor Parsons of the Court of Chancery of the State of Delaware signed an order consolidating all of the Delaware actions (with the exception of the Luttenberger Dismissed Complaint) into one action called In re Inspire Shareholders Litig., C.A. 6328-VCP.

On May 3, 2011, all parties to the consolidated Delaware Chancery Court action executed a Memorandum of Understanding pursuant to which, among other things, the parties will enter into a definitive settlement agreement, whereby they will move to certify conditionally the consolidated action as a class action and will move to dismiss all claims. The settlement of the consolidated Delaware Chancery Court action is subject to negotiation of definitive settlement documentation and approval by the Delaware Court of Chancery and is conditioned upon consummation of the Merger.

We believe that the claims made in these lawsuits are without merit and we intend to defend such claims vigorously. Due to the preliminary nature of all the suits, we are unable at this time to estimate their outcome.

Item 1A. Risk Factors

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

Risks Related to Our Pending Merger with Merck and the Related Tender Offer

Completion of the tender offer and the merger are subject to various conditions, and there can be no assurances that either the tender offer or the pending merger will be consummated or consummated on the timing anticipated.

The Merger may not be completed for numerous reasons, including but not limited to, the following:

•	Uncertainties as to whether sufficient shares may be tendered by our stockholders needed to satisfy the minimum tender condition to the closing of the Tender Offer;

•	The existence of a “Company Material Adverse Effect” as defined in the Merger Agreement;

•	Competing offers or acquisition proposals may be made;

•	Various closing conditions as set forth in the Merger Agreement may not be satisfied or waived; and

•	The stockholder litigation in connection with the Tender Offer or the Merger may delay or prevent the closing of the Merger.

We cannot predict whether the closing conditions for the Tender Offer and the Merger set forth in the Merger Agreement will be satisfied. As a result, we cannot assure you that the Tender Offer or the Merger contemplated by the Merger Agreement will be completed.

Failure to complete the proposed merger could negatively impact our stock price and adversely affect our future financial condition, operations and prospects.

If the Merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following:

•	We will remain liable for significant legal and other expenses that we have incurred related to the Merger;

•

The market price of our common stock could decline following an announcement that the Merger has been abandoned to the extent that the current market price reflects a premium based on the assumption that the Merger will be completed;

•

The fact that the Merger was not completed may be viewed negatively by current and potential investors, analysts and contract partners, which may cause a decline in the trading price of our common stock and harm our ability to enter into collaboration, manufacturing, supply and other agreements crucial to our business;

•

Matters relating to the Merger have required substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that might have been beneficial to us;

•	If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay a termination fee of $17.0 million to Merck; and

•

We may not be able to develop and implement a strategy for the future growth and development of the our business that would generate a return similar to or better than the return which would be generated by the Merger.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice, subject to certain exceptions. These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, which could have been favorable to our operations and stockholders. As a result, if the Tender Offer and the proposed Merger are not completed, our results of operations and competitive position may be adversely affected.

Several lawsuits have been filed and additional lawsuits may be filed against us and the members of our Board of Directors relating to the Merger.

Various putative class action lawsuits have been filed that name us, the members of our Board of Directors, Merck and Monarch as defendants. All of the lawsuits are brought by purported holders of our common stock, both individually and on behalf of a putative class of our stockholders, alleging that our Board of Directors breached its fiduciary duties in connection with the Tender Offer and the Merger by purportedly failing to maximize stockholder value, and that we, Merck, and Monarch aided and abetted the alleged breaches. All of the lawsuits seek equitable relief, including, among other things, to enjoin consummation of the Tender Offer and the Merger, rescission of the Merger Agreement and an award of all costs, including reasonable attorneys’ fees. In addition, one complaint alleges our Board of Directors breached its fiduciary duty to disclose material information and another complaint alleges (i) we, our Board of Directors and Merck disseminated false and misleading statements relating to, among other things, the sales process of us in violation of §14(e) of the Exchange Act and (ii) certain control person liability under § 20(a) of the Exchange Act against us, the Board of Directors and Merck.

One of these lawsuits has been voluntarily dismissed by plaintiffs, and four have been consolidated in Delaware. All parties to this consolidated Delaware Chancery Court action have executed a Memorandum of Understanding pursuant to which the parties will negotiate a definitive settlement agreement, to be approved by the Delaware Court of Chancery and conditioned upon consummation of the Merger, whereby the parties will certify conditionally the consolidated Delaware Chancery Court action as a class action and move to dismiss all claims. One lawsuit is pending in North Carolina, where all defendants have filed motions seeking to dismiss the complaint. The court has not ruled on this motion. The court has denied plaintiffs’ emergency motion for expedited discovery and set a briefing schedule under which plaintiffs’ motion for a preliminary injunction will be fully briefed by May 9, 2011, and the court will hold a preliminary injunction hearing on May 10, 2011.

While we believe that the claims made in these lawsuits are without merit and intend to defend such claims vigorously, there can be no assurance that we will prevail in our defense. Further, it is possible that additional claims beyond those that have already been filed will be brought by the current plaintiffs or by others in an effort to enjoin the Tender Offer or Merger or seek monetary relief from us. An unfavorable resolution of any such litigation surrounding the Tender Offer or Merger could delay or prevent the consummation of either the Tender Offer or Merger. In addition, the cost to us of defending the litigation, even if resolved in our favor, could be substantial. Such litigation could also substantially divert the attention of our management and our resources in general. We are unable to estimate the outcome of the litigation.

The announcement and pendency of our agreement to be acquired by Merck, through Monarch, could adversely affect our business, financial results and operations.

As a result of our entering into the Merger Agreement, our employees may become concerned about the future of the business and about their future role with us until Merck’s strategies with regard to us are announced and executed. This may adversely affect our ability to retain key management, research and development, manufacturing and other personnel. As a result, there may be delays before we can achieve pre-transaction levels of activity in various functions, including marketing and sales, which may have an adverse effect on our future commercial financial performance. Also, as a result of our execution of the Merger Agreement and the announcement of the Tender Offer, third parties may be unwilling to enter into material agreements with us.

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

Under our agreement with InSite Vision, we are obligated to make pre-determined minimum annual royalty payments to InSite Vision. To the extent annual royalty payments actually paid to InSite Vision on our sales of AzaSite are less than the minimum annual royalty amounts established under our agreement with InSite Vision, we are obligated to pay the difference. In the event we are required to make annual minimum royalty payments, our profits with respect to AzaSite, if any, will be decreased or any losses with respect to the product will be increased. Such circumstances may result in us ceasing our commercialization of AzaSite and terminating our agreement with InSite Vision. Based on actual net sales from AzaSite during the fourth quarter of 2010 and first quarter of 2011 and our expectation of net sales from AzaSite in the second and third quarters of 2011, we anticipate incurring a shortfall of the minimum royalty due to InSite Vision at the end of September 30, 2011.

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

If a generic version of AzaSite is approved, sales of AzaSite will be adversely affected

Notwithstanding our exclusive license to the InSite Patents and exclusive sublicense to the Pfizer Patent pursuant to the InSite License Agreement, we only have step-in rights with respect to the initiation, prosecution and control of any patent infringement lawsuits under certain circumstances.

If the applicable parties are not ultimately successful in a patent infringement lawsuit against Sandoz, the FDA may grant final approval of an ANDA to Sandoz with respect to a generic form of azithromycin ophthalmic solution prior to the expiration dates of the respective patents, and our sales of AzaSite will be likely adversely impacted. An adverse outcome in any such legal action could result in one or more generic versions of azithromycin ophthalmic solution being launched before the expiration of the US Patents. After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product generally may be filled with the generic version, resulting in a loss in sales of the branded product, including for indications for which the generic version has not been approved for marketing by the FDA. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in the United States allows for, and in a few instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic equivalent is available. As a result, the introduction of a generic version of azithromycin ophthalmic solution could have a material adverse affect on our ability to successfully execute our business strategy, to maximize the value of AzaSite and therefore could have a material negative impact on our financial condition and results of operations.

Pursuant to an arrangement between InSite Vision and Sandoz, Sandoz is the sole manufacturer of the active pharmaceutical ingredient used in the manufacture of AzaSite. As a result, Sandoz has information and experience that may be useful to it in the manufacture of a generic form of AzaSite. Moreover, Sandoz may be able to bring pressure on any litigation, including any settlement discussions resulting therefrom, which could potentially adversely impact the manufacture of the active pharmaceutical ingredient for AzaSite and, as a result, the manufacture and distribution of AzaSite.

In addition to the foregoing, if we are required to enforce our step-in rights with respect to such patents, any legal action taken to defend our rights relating to AzaSite will likely be costly, time consuming and distracting to management.

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

Our agreement with Allergan to co-promote Elestat is no longer in effect, and our revenues from future sales of Elestat will be nominal.

Our Elestat co-promotion agreement with Allergan has been terminated as a result of the launch, on May 2, 2011, of the first generic epinastine product after expiration of the FDA exclusivity period covering Elestat in the United States. As a consequence, our co-promotion agreement with Allergan has been terminated, including the right to co-promote Elestat. The loss of substantially all revenue from Elestat sales will adversely impact our future results of operations and cash flows.

We rely on third parties to distribute and sell our products and those third parties may not perform.

We are dependent on third parties to perform or assist us in the distribution or sale of AzaSite. We rely on the services of a single source, third-party distributor to deliver AzaSite to our customers. In addition to the physical storage and distribution of AzaSite, this third-party distributor maintains and provides us with information and data with regard to our AzaSite inventory, orders, billings and receivables, chargebacks and returns, among others, on which our accounting estimates are based. If third parties do not successfully carry out their contractual duties in maximizing the commercial potential of our products, we may be required to hire or expand our own staff and sales force to compete successfully, which may not be possible. If third parties do not perform, or assist us in performing these functions, or if there is a delay or interruption in the distribution of our products, it could have an adverse effect on product revenue, accounting estimates and our overall operations.

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

If Diquas is not successfully commercialized by Santen in Japan, any royalty revenues with respect to the sales of such product may be limited.

In December 2010, Santen launched Diquas in Japan. Santen is solely responsible for commercializing Diquas. Accordingly, royalty revenues on the net sales of Diquas are dependent on the successful commercialization efforts of Santen, over whom we have no control. Factors that could affect the commercialization of Diquas in Japan include:

•	The production of sufficient quantities of the product in order to facilitate the launch of the product and adequately supply the market;

•	Perceived efficacy relative to other available therapies;

•	Development and regulatory approval of competing dry eye products;

•	The extent and effectiveness of Santen’s sales and marketing efforts;

•	Recent natural disasters in Japan, including earthquakes and tsunami, and the related impact on Japanese society and business; and

•	Satisfaction with existing alternative therapies, including generic or over-the-counter products.

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

Under our agreements with Allergan, Allergan is responsible for the manufacture and supply of Restasis. Allergan relies upon an arrangement with a single third party for the manufacture and supply of API for Restasis. Allergan then completes the manufacturing process to yield finished product.

Under our supply agreement with InSite Vision, InSite Vision is responsible for supplying us with azithromycin, the API used in AzaSite. InSite Vision, in turn, relies upon an arrangement with a single third party, Sandoz, for the manufacture and supply of such API. We are responsible for producing the finished product form of AzaSite, which is currently manufactured by a single party. There can be no assurance that such manufacturer will be able to, or will desire to, continue to produce sufficient quantities of finished product in a timely manner to support the commercialization of AzaSite. Sandoz has submitted to the FDA an ANDA requesting approval to market and sell a generic version of AzaSite.

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

We have to conduct significant development activities, non-clinical and clinical tests and obtain regulatory approval before our product candidates can be commercialized. Product candidates that may appear to be promising at early stages of development may not successfully reach the market for a number of reasons. The results of preclinical and clinical testing of our product candidates under development may not necessarily indicate the results that will be obtained from later or more extensive testing. Additionally, companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier clinical trials. Our ongoing clinical trials might be delayed or halted for various reasons, including:

•	The measure of efficacy of the drug is not statistically significant compared to placebo;

•	Patients experience severe side effects or serious adverse events during treatment;

•	Patients experience medical problems that may or may not relate to the drug being studied;

•	Patients do not enroll in the clinical trials at the rate we expect;

•	We decide to modify the drug or the clinical trial protocol during testing;

•	Our commercial partners, or future commercial partners, delay, amend or change our development plan or strategy; and

•	We allocate our limited financial and other resources to other clinical programs.

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

•

Unexpected and serious adverse events, reactions, or experiences of clinical trial participants may cause delays or changes to the development programs and could result in a clinical hold, which would stop the clinical trial until the FDA determined that the trial or development program could be resumed; and

•

Anticipated manufacturing costs may change significantly due to necessary changes in manufacturing processes, variances from anticipated manufacturing process yields or changes in the cost and/or availability of starting materials, and other costs to ensure the manufacturing facility is in compliance with cGMP requirements and is capable of consistently producing the product candidate in accordance with established specifications submitted to the FDA.

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

We have used substantial amounts of cash to fund our research and development and commercial activities. Our operating expenses were approximately $38.8 million for the three months ended March 31, 2011 and approximately $142.2 million for the year ended December 31, 2010. Our cash, cash equivalents and investments totaled approximately $77.8 million on March 31, 2011. Based on current operating plans, we expect our cash and investments to provide liquidity beyond 2011.

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

In the event that we do not receive timely regulatory approvals, we may need substantial additional funds to support our on-going operations, including business development, product commercialization and co-promotion efforts as well as continue our development activities associated with our product candidates. We may seek such additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed and/or such financing may not be on terms favorable to us or our stockholders. Our stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities. If we are required to raise funds through future collaborations and licensing arrangements, we may have to give up rights to our technologies or product candidates or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate product development and we may not be able to successfully commercialize any product candidate.

Our revenues are based, in part, upon Allergan’s revenue recognition policy and other accounting policies over which we have limited or no control.

During the fiscal quarter ended March 31, 2011, we recognized co-promotion revenue based on Allergan’s net sales of Elestat and royalty revenue based on Allergan’s net sales of Restasis, as defined in the agreements and as reported to us by Allergan. Accordingly, our co-promotion and royalty revenues are based upon Allergan’s revenue recognition policy and other accounting policies, over which we have limited or no control, and the underlying terms of our agreements. Allergan’s filings with the SEC indicate that Allergan maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Allergan in its Exchange Act filings is reported timely and in accordance with applicable laws, rules and regulations. We are not entitled to review Allergan’s disclosure controls and procedures. We are unable to provide complete assurance that Allergan will not revise reported revenue amounts in the future. If Allergan’s reported revenue amounts were inaccurate, it could have a material impact on our financial statements, including financial statements for prior periods.

Revenues in future periods could vary significantly and may not cover our operating expenses.

Our revenues may fluctuate from period to period due in part to:

•	The introduction of a generic form of Elestat;

•

Fluctuations in future sales of AzaSite and Restasis due to competition, disease prevalence, manufacturing difficulties, reimbursement and pricing under commercial or government plans, or other factors that affect the sales of a product;

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

We have experienced significant losses since inception. We incurred net losses of approximately $17.6 million for the three months ended March 31, 2011 and approximately $35.4 million for the year ended December 31, 2010. As of March 31, 2011, our accumulated deficit was approximately $453.5 million. We currently expect to incur operating losses over the next several years. We expect that losses will fluctuate from quarter to quarter. Such fluctuations will be affected by the timing and level of the following:

•	Commercialization activities to support AzaSite;

•	Revenues from Restasis;

•	Regulatory approvals of our product candidates;

•	Patient demand for our products and any licensed products;

•	Payments to and from licensors and corporate partners;

•	Research and development activities;

•	Investments in new technologies and product candidates; and

•	The costs involved in defending any litigation claims against, or government investigations of, us.

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

The market price of our common stock has been volatile. These fluctuations create a greater risk of capital losses for our stockholders as compared to less volatile stocks. Factors that have caused volatility and could cause additional volatility in the market price of our common stock include among others:

•	Announcements made by us concerning results of clinical trials with our product candidates;

•	Announcements regarding the commercialization of AzaSite;

•	Announcements regarding potential FDA approval (or lack thereof) of any of our product candidates;

•	Market acceptance and market share of AzaSite and Restasis;

•	The introduction of a generic form of Elestat;

•	Duration of market exclusivity of AzaSite and Restasis;

•	Volatility in other securities including pharmaceutical and biotechnology securities;

•	Changes in government regulations;

•	Regulatory actions and/or investigations;

•	Changes in the development priorities of our collaborators that result in changes to, or termination of, our agreements with such collaborators;

•	Developments concerning proprietary rights including patents by us or our competitors;

•	Variations in our operating results;

•	FDA approval of other treatments for the same indication as any one of our product candidates;

•	Business development activities; and

•	Litigation.

Extreme price and volume fluctuations occur in the stock market and in particular market sectors from time to time that may affect the prices of biotechnology companies. These extreme fluctuations are sometimes unrelated to the actual performance of the affected companies.

Warburg is able to exercise substantial control over our business.

Warburg Pincus Private Equity IX, L.P., or Warburg, holds 22,907,488 shares of our common stock, which represented approximately 28% of our outstanding common stock as of April 1, 2011. Warburg and its affiliates may acquire the lesser of: (x) 32.5% of our voting securities on a fully diluted basis and (y) 34.9% of our then outstanding voting securities, without triggering the provisions of our stockholder rights plan. Warburg has the right to designate one person for election to our Board of Directors for so long as Warburg owns a significant percentage of our securities. Pursuant to this right, Jonathan S. Leff serves as a Class C member of the Board of Directors. Pursuant to a Securities Purchase Agreement, dated July 17, 2007, for so long as Warburg owns at least 10% of the shares of common stock issued upon the exchange of Exchangeable Preferred Stock it acquired in July 2007, it will have subscription rights to acquire a pro rata amount of future issuances of equity securities by us, subject to certain exceptions.

As an inducement to Merck and Monarch entering into the Merger Agreement, and in consideration thereof, Warburg, Merck and Monarch entered into a tender and support agreement, whereby Warburg agreed, among other things, to tender its shares in the Tender Offer for the offer price and support any and all corporate action necessary to consummate the Merger, including granting Merck a limited irrevocable proxy to vote the 22,907,488 shares of our common stock that are held by Warburg in furtherance of the foregoing. Among other things, the tender and support agreement provides that (i) Warburg, as of the date of such agreement, is the beneficial owner of 22,907,488 shares of our common stock, or the Covered Shares, (ii) Warburg will vote all of the Covered Shares in favor of the approval of the Merger and the approval and adoption of the Merger Agreement and against any alternative proposal, (iii) Warburg will not sell, transfer, gift or otherwise dispose of any of the Covered Shares (other than to an affiliate, subsidiary, partner or member of Warburg) or grant any proxies or powers of attorney with respect to any of the Covered Shares in contravention of the obligations under the tender and support agreement, and (iv) Warburg will not subject any Covered Shares to any pledges, liens or other encumbrances or arrangements. Warburg has also agreed not to take any action, in its capacity as a stockholder, that we are prohibited from taking pursuant to a specified section of the Merger Agreement. In furtherance of the agreement, Warburg has tendered its shares.

Additionally, Warburg granted Merck an irrevocable option to purchase Covered Shares at the offer price if (i) Monarch acquires shares pursuant to the Tender Offer and (ii) Warburg fails to tender into the Tender Offer all of the Covered Shares or withdraws the tender of any Covered Shares in breach of the tender and support agreement. Merck may exercise such option at any time within the 60 days following the date when the option first becomes exercisable.

As a result of the foregoing, Warburg is able to exercise substantial influence over our business, policies and practices.

Our existing principal stockholders hold a substantial amount of our common stock and may be able to influence significant corporate decisions, which may conflict with the interest of other stockholders.

As of April 1, 2011, our current 5% and greater stockholders (which includes Warburg) and their affiliates beneficially owned approximately 40% of our outstanding common stock. These stockholders, if they act together, may be able to influence the outcome of matters requiring approval of the stockholders, including the election of our directors and other corporate actions such as:

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

Future sales of our common stock by current stockholders into the public market could cause the market price of our stock to fall. As of April 1, 2011, there were 83,292,192 shares of our common stock outstanding. We may from time to time issue securities in relation to a license arrangement, collaboration, merger or acquisition.

In addition, on October 6, 2010, we filed with the SEC a shelf registration statement on Form S-3. This shelf registration statement has been declared effective and allows us to sell up to $150 million of securities, including common stock, preferred stock, debt securities, depositary shares and securities warrants, from time to time at prices and on terms to be determined at the time of sale.

As of April 1, 2011, there were 12,986,465 stock options and restricted stock units outstanding and 8,005,279 shares available for issuance under our Amended and Restated 2010 Equity Compensation Plan and equity compensation grants outside such plan. The shares underlying existing stock options and restricted stock units and possible future stock options, stock appreciation rights and stock awards have been registered pursuant to registration statements on Form S-8.

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

In connection with the Merger Agreement, we entered into a second amendment, or the Second Amendment, dated April 5, 2011, to the Rights Agreement. The Second Amendment, among other things, renders the Rights Agreement inapplicable to the Merger, the Tender Offer, the Top-Up Option, the Merger Agreement and the transactions, including the tender agreement. The Second Amendment provides that none of the approval, execution, delivery, performance or public announcement of the Merger Agreement, the execution of the tender agreement, nor the consummation or public announcement of the Merger, the Tender Offer, the Top-Up Option or any other transaction contemplated by the Merger Agreement, will result in either Merck or Monarch or any of their respective affiliates or associates being deemed an “Acquiring Person” or “Beneficial Owners” (as such terms are defined in the Second Agreement) or give rise to any event that would result in the occurrence of a “Share Acquisition Date” or a “Distribution Date” (as such terms are defined in the Rights Agreement).

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

Item 5. Other Information.

On April 22, 2011, we announced in a press release that we were indefinitely postponing our Annual Meeting of Stockholders, or the Annual Meeting, which had been scheduled for May 6, 2011, due to the recently announced Merger Agreement, tender offer and pending merger. In the event it becomes necessary to hold the Annual Meeting later this year, we will inform stockholders of the new meeting date.

Item 6. Exhibits.

See the Exhibit Index located at the end of this Report.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inspire Pharmaceuticals, Inc.

Date: May 10, 2011	By:	/s/ Adrian Adams
Adrian Adams
President & Chief Executive Officer
(principal executive officer)

Date: May 10, 2011	By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer & Treasurer
(principal financial and chief accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 5, 2011, by and among the Company, Merck & Co. Inc. and Monarch Transaction Corp. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 8, 2010).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 8, 2010).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

4.1	Second Amendment to Rights Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 8, 2010).

10.1	Executive Retention Bonus Agreement, dated as of March 22, 2011, by and between the Company and Adrian Adams.†

10.2	Executive Retention Bonus Agreement, dated as of March 22, 2011, by and between the Company and Andrew I. Koven.†

10.3	Executive Retention Bonus Agreement, dated as of March 22, 2011, by and between the Company and Thomas R. Staab, II.†

10.4	Executive Retention Bonus Agreement, dated as of March 22, 2011, by and between the Company and R. Kim Brazzell.†

10.5	Executive Retention Bonus Agreement, dated as of March 22, 2011, by and between the Company and Joseph M. Spagnardi.†

31.1	Certification of the President & Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of the Chief Financial Officer & Treasurer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of the President & Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer & Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Tender and Support Agreement, dated as of April 5, 2011, by and among Parent, Merger Sub and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 99.8 to Warburg Pincus Private Equity IX, L.P.’s Form 13 D/A filed with the SEC on April 6, 2011).

*	Filed herewith
**	Furnished herewith
†	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.